Form 10-Q
period 1996-03-31
VALASSIS COMMUNICATIONS INC
filed 1996-05-15
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	    For the Period Ended March 31, 1996

                Transition Report pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number:  1-10991


VALASSIS COMMUNICATIONS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware                                  38-2760940
(State or Other Jurisdiction of 				     (IRS Employer Identification Number)
 Incorporation or Organization)


36111 Schoolcraft
Livonia, Michigan  48150
Telephone Number:  (313) 591-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

Yes       X                                         No _______

As of April 30, 1996, there were 43,307,500 shares of the Registrant's Common Stock outstanding.



Part I - Financial Information

Item 1.  Financial Statements

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	                                                 March 31,    	December 31,
      	                                             1996    	     1995
	                                                 (unaudited)	   (note)
Assets

Current assets:
	Cash and cash equivalents			                      $   35,457	   $  34,408
	Accounts receivable (less allowance for doubtful
  accounts of $834 at March 31,1996 and $810 at
  December 31, 1995)			                                82,033      	84,427
	Inventories:
	   Raw  materials			                                  19,290	      13,840
	   Work in progress			                                 6,714	      14,267
	Prepaid expenses and other			                          3,542	       3,686
	Deferred income taxes			                               4,330	       4,330
	Refundable income taxes			                     	                       97
                                                      -------      -------
			Total current assets			                            151,366      155,055
                                                      -------      -------
Property, plant and equipment, at cost:
	Land and buildings			                                 19,627	      19,617
	Machinery and equipment			                           108,393	     107,615
	Office furniture and equipment		         	            17,943	      17,215
	Automobiles				                                          770	         789
	Leasehold improvements			                              1,443        1,443
                                                      -------      -------
                                    						            148,176	     146,679

Less accumulated depreciation and amortization       (113,653)   (111,792)
                                                      -------     -------
			Net property, plant and equipment			                34,523      34,887
                                                      -------     -------
Intangible assets:
	Goodwill			                               	           68,631	     68,631
	Other intangibles			                                  88,524	     88,524
						                                                -------     -------
                                                      157,155 	   157,155

	Less accumulated amortization			                     (95,105)	   (93,038)
 			                                                  -------     -------
			Net intangible assets			                            62,050      64,117
                                                      -------     -------

Other assets
 (primarily debt issuance costs)			                     5,000	     4,873
                                                      -------    -------
			Total assets			                                   $252,939	  $258,932
						                                               ========	  ========

                                        2


VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets, Continued
(dollars in thousands, except per share data)

                                   					  	       March 31,	    December 31,
                                                    1996           1995
                                                 (unaudited)      (note)
Liabilities and Stockholders' Deficit
Current liabilities:
	Accounts payable		                                $   74,885	   $   71,936
	Accrued interest				                                   8,752	        6,425
	Income taxes payable		                       	         6,915
	Accrued expenses			                                   14,844        21,204
	Progress billings			                                  34,886	       49,209
                                                      -------       -------
			Total current liabilities			                       140,282	      148,774
                                                      -------       -------
Long-term debt				                                    408,066       416,034
Deferred income taxes			                                3,029	        3,029
Minority interest			                            	         329	          369

Stockholders' deficit:
	Common stock of $.01 par value. Authorized
  100,000,000 shares; issued and outstanding
  43,305,000 shares at March 31, 1996 and
  43,302,500 at December 31, 1995			                      433          433
	Additional paid-in capital		                	         39,617       39,590
	Accumulated deficit			                              (338,997)	   (349,457)
	Foreign currency translations			                         180	         160
                                                      -------      -------
			Net stockholders' deficit			                      (298,767)	    (309,274)
                                                      -------      -------
			Total liabilities and stockholders' deficit      $ 252,939     $ 258,932
                                      						         ========	     ========


NOTE:	The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to condensed consolidated financial statements.
                                        3


VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share data)
(unaudited)


              	                                          Quarter Ended
	                                                    March 31,     March 31,
                                   	                   1996     	    1995

Revenues:
	Net Sales	                                          $179,996	    $156,614
	Other	                                                   537	         758
                                                      -------      -------
                                  		                  180,533	     157,372
                                                      -------      -------
Costs and expenses:
	Cost of products sold	                               134,290	     115,226
	Selling, general and administrative	                  16,496	      14,661
	Amortization of intangible assets	                     2,067	       2,347
	Interest	                                             10,263	      10,206
	Minority interest	                                       (43)	       (266)
                                                      -------      -------
		                                                    163,073      142,174
                                                      -------      -------
		Earnings before income taxes	                        17,460       15,198

	Income taxes	                                          7,000	       6,360
                                                      -------      -------
		Net earnings	                                      $ 10,460      $ 8,838
                                  			               ========	      =======

Net earnings per common share	                       $    .24      $   .20
                                  			                ========      =======


Shares used in computing net earnings per share	   43,304,333    43,301,250
	                                  	               ==========    ==========





See accompanying notes to condensed consolidated financial statements.
                                     4


VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

  	                                                      Quarter Ended
					                                              	March 31,     March 31,
                                         	            1996      	   1995

Cash flows from operating activities:
	Net earnings				                                    $  10,460	   $  8,838
	Adjustments to reconcile net earnings to net cash
 provided by operating activities:
		Depreciation and amortization			                       4,018	      4,702
		Provision for losses on
   accounts receivable			                                  150	        150
		Minority interest		                           	          (40)	      (266)
		Changes in assets and liabilities which increase
  (decrease) cash flow:
			  Accounts receivable			                              2,244     (11,919)
			  Inventories			                                      2,103	       (367)
			  Prepaid expenses and other			                         144	       (439)
			  Other assets			                                      (127)	        97
			  Accounts payable			                                 2,949	     (6,035)
		  	Accrued expenses and interest			                   (4,033)	     2,796
			  Income taxes			                                     7,012	      6,429
			  Progress billings			                              (14,323)	     7,275
                                                       -------     -------
			Total adjustments			                                     97	      2,423
                                                       -------     -------
		Net cash provided by operating activities			          10,557      11,261
								                                               -------     -------
Cash flows from investing activities:
	Additions to property, plant and equipment			          (1,575)	      (912)
	Contribution to Valcheck by minority shareholder			                   198
	Purchase of McIntyre & Dodd (Valassis of Canada)			                (6,575)
	Other					                                                 40	         15
	                                          	           -------     -------
  Net cash used in investing activities			              (1,535)     (7,274)
                                                       -------     -------

Cash flows from financing activities:
	Repayments of long-term debt	 		                       (8,000)
	Proceeds from the issuance of common stock 		              27	         24
                                                       -------       -----
  Net cash provided by (used in) financing activities			(7,973)         24
                                                       -------     -------
Net increase in cash                         	           1,049       4,011
Cash at beginning of period			                          34,408      21,166
                                                       -------     -------
Cash at end of period			                               $35,457	    $25,177
					                                      	           =======	    =======
Supplemental disclosure of cash flow information:
	Cash paid during the period for interest			           $ 7,936	   $  7,890
	Cash paid during the period for income taxes	         $   (12)   $    (69)

	Dividends declared but unpaid			                      $ ---      $ ---


See accompanying notes to condensed consolidated financial statements.
                                      5

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements


1.	Basis of Presentation

	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year.
 For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.	Contingencies

	The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

3.	Significant Accounting Policies - Inventories

	Inventories are stated at the lower of cost or market (net realized value).
 Cost has been principally determined by the last-in, first-out (LIFO) method.
 If the first-in, first-out (FIFO) method of determining cost had been used, inventories would have been $5,025,000 higher than reported at March 31, 1996 and $5,175,000 higher than reported at December 31, 1995.

4. Stock Compensation Plans

 The following stock compensation plans have been implemented in 1996, subject to shareholder approval at the upcoming annual meeting.

   Employee and Director Restricted Stock Award Plan

   The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of a cash raise, to non-employee, non-affiliated directors as a portion of their fee, and to participants in the Employee Stock Purchase Plan as described in the following paragraph. A total of 200,000 shares of restricted stock have been reserved for this plan. Pursuant to an employee agreement between the Company and its Chief Operating Officer, Alan F. Schultz, 7,500 shares of restricted stock will be issued to Mr. Schultz annually on each of December 31, 1996, 1997, 1998, and 1999, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over seven years.
   Such pre-tax expense was approximately $20,000 for the quarter ended March 31, 1996. In addition, several executives received one-time restricted stock grants totaling 36,500 shares. Such restricted stock vests ratably over a three-year period. The related expense will be recognized on the straight-line method over the vesting period and was approximately $55,000 in the quarter ended March 31, 1996. Also during 1996, one-half of the annual Director's fee of $40,000, to the four outside directors, will be paid in restricted stock from this plan.
                                    6

                      VALASSIS COMMUNICATIONS, INC.
       Notes to Condensed Consolidated Financial Statements (Cont.)

   Employee Stock Purchase Plan

   All full-time employees are eligible to participate in VCI's Employee Stock Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributes on behalf of each participant 15% of the participant's contributions. The Company's contribution is made in the form of restricted stock with a one-year transfer restriction and vesting. The value of the Company's stock contributed by the Company and expensed for the quarter ended March 31, 1996 totaled approximately $46,000.

   Executive Restricted Stock Plan

   The Executive Restricted Stock Plan provides for the grant of restricted stock, with one-year vesting, to certain executive officers. Currently, the Company's Chief Executive Officer, David A. Brandon, is the only executive eligible to receive restricted stock under this plan. The maximum number of restricted shares which may be issued under this plan is 250,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to an employment agreement between the Company, CPH and Mr. Brandon, Mr. Brandon is eligible to receive 30,000 shares of restricted stock each year beginning with 1996 through 2000 if 70% or more of the year's performance target, set by the Compensation/Stock Option Committee,is met. The remaining 100,000 shares are undesignated as of March 31, 1996. Compensation expense will be recognized over the vesting period and will be dependent on the market value of stock at the end of each quarter. Pre-tax compensation expense related to this plan for the quarter ended March 31, 1996 was approximately $65,000.

 401(k) Plan

 The Company has also amended its 401(k) Plan to include a 15% match, payable in VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year. No expense was provided for the quarter ended March 31, 1996 as the amount of annual contributions invested in VCI stock cannot be reasonably estimated at the present time, since contribution investment elections can be changed at any time during the year, and previously invested funds can be transferred at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the quarter ended March 31, 1996, revenues increased by 14.7% to $180.5 million versus $157.4 million for the comparable period last year. FSI revenue increased by 16.5% to $145.2 million this quarter from $124.6 million during the same quarter last year. Although pricing of the Company's free-standing insert (FSI) was up significantly for the current period, revenue was negatively impacted by decreased volume due to a loss of market share, which resulted from the Company's emphasis on improved pricing. This weakness in market share is expected to extend at least into the second quarter. Valassis Impact Promotions (VIP) revenue increased 15.5% to $18.6 million versus $16.1 million a year ago. Management attributes the increase in VIP sales to expanded capacity provided by its new printing press, along with the continued development of new VIP formats. Run-of-Press (ROP) sales were $3.8 million versus $7.9 million for the same quarter last year. This decrease was partially the result of a single client whose contract expired during the first quarter of last year. In addition, the Company's new businesses, including Valassis Sampling, Valassis of Canada and Valassis France, accounted for $11.6 million in revenues during the first quarter.

Gross profit margin decreased from 26.8% in the first quarter of 1995 to 25.6% in the first quarter of 1996. This decrease was due to the negative impact of increased paper costs, which offset increases in FSI pricing during the quarter. The Company has received a decrease in paper prices that will have a positive impact on earnings during the rest of 1996.

Selling, general and administrative expenses increased 12.2% to $16.5 million from $14.7 million for the same period last year due primarily to the acquisition of Valassis of Canada which was not in the prior-year period. Management expects selling, general and administrative expenses to remain at current levels.

Net earnings were $10.5 million versus $8.8 million for the same period last year. The increase in net earnings was primarily attributable to pricing increases in the FSI business.


Financial Condition, Liquidity and Sources of Capital

Cash flow from operating activities decreased from $11.3 million in the quarter ended March 31, 1995, to $10.6 million in the first quarter of 1996. This decrease is primarily due to increased payments for bonus and profit sharing plans.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

a.    Exhibits

      The following exhibits are included herein:

      (27) Financial Data Schedule

b.    Forms 8-K

     	The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Valassis Communications, Inc.
                                    (Registrant)

Dated:     May 10, 1996



                                 	By:/s/Robert L. Recchia
	                                 -----------------------
                                     Robert L. Recchia
	                                    V.P. of Finance - Chief Financial Officer


	Signing on behalf of the Registrant and as principal financial officer.