Form 10-Q
period 1996-06-30
VALASSIS COMMUNICATIONS INC
filed 1996-08-14
CIK 883293

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                     __________________________________

                                 FORM 10-Q
                      __________________________________


(Mark One)

    /X/       Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     	    For the Quarterly Period Ended June 30, 1996

              Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     Commission File Number:  1-10991


                       VALASSIS COMMUNICATIONS, INC.
                         (Exact Name of Registrant
                        as Specified in its Charter)

      Delaware                                          38-2760940
(State or Other Jurisdiction of           (IRS Employer Identification Number)
 Incorporation or Organization)

                            36111 Schoolcraft
                         Livonia, Michigan  48150
                  (address of principal executive offices)

                     Telephone Number:  (313) 591-3000
              (registrant's telephone number, including area code)
             ______________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

     Yes      /X/                                No

As of July 31, 1996, there were 42,904,893 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 VALASSIS COMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands)

                                                         1996        1995
                                                       JUNE 30,  	 DEC. 31,
                                                     (unaudited)    (note)
                                                      ----------   ---------
ASSETS
Current assets:
	Cash and cash equivalents                         			$   18,436  	$  34,408
	Accounts receivable (less allowance for doubtful
		accounts of $743 at June 30, 1996 and $810 at
		December 31, 1995)		                                   	91,251     	84,427
	Inventories:
	   Raw materials                                        	17,249     	13,840
	   Work in progress		                                    	7,546     	14,267
	Prepaid expenses and other		                             	4,015      	3,686
	Deferred income taxes	                                  		4,330      	4,330
	Refundable income taxes			                                  569	         97
                                                       -----------  ---------
			Total current assets			                                 143,396	  155,055
                                                       -----------  ---------
Property, plant and equipment, at cost:
	Land and buildings		                                      	19,627	   19,617
	Machinery and equipment	                                		105,569  	107,615
	Office furniture and equipment		                           17,742    17,215
	Automobiles		                                                	769      	789
	Leasehold improvements			                                   1,443	    1,443
                                                        ----------  ---------
                                                     						145,150  	146,679
	Less accumulated depreciation and amortization		         (111,021) (111,792)
                                                        ----------  ---------
			Net property, plant and equipment		                      34,129	   34,887
                                                        ----------  ---------

Intangible assets:
	Goodwill			                                               	68,631   	68,631
	Other intangibles			                                       88,524	   88,524
                                                         ---------  ---------
					                                                     	157,155  	157,155
	Less accumulated amortization			                          (97,163)  (93,038)
                                                         ---------  ---------
			Net intangible assets			                                 59,992	   64,117
                                                         ---------  ---------

Other assets (primarily debt issuance costs)	               	5,230	    4,873
                                                         ---------  ---------

			Total assets		                                        	$242,747 	$258,932
						                                                    ========  ========


                  VALASSIS COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                     JUNE 30,     DEC. 31
                                                       1996         1995
                                                    (unaudited)    (note)
                                                     ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable	                                	 	$  72,290  	$  71,936
	Accrued interest		                                     	6,066      	6,425
	Accrued expenses		                                    	18,416     	21,204
	Progress billings			                                   33,882	     49,209
                                                     ---------   ---------
			Total current liabilities			                        130,654	    148,774
                                                     ---------   ---------

Long-term debt		                                      	403,107    	416,034
Deferred income taxes		                                 	3,029      	3,029
Minority interest		                                       	474        	369

Stockholders' deficit:
	Common stock of $.01 par value. Authorized
  100,000,000 shares; issued 43,360,145 shares
  at June 30, 1996  and 43,302,500 at
  December 31, 1995; outstanding 42,980,145
  shares at June 30, 1996 and 43,302,500 at
  June 30, 1995                                           	433        	433
	Additional paid-in capital		                          	40,395     	39,590
	Accumulated deficit			                               (328,991)   (349,457)
	Foreign currency translations			                          196	        160
	Treasury stock, at cost (380,000 shares at
  June 30, 1996)                                       	(6,550)         	0
                                                     ---------   ---------
			Net stockholders' deficit			                       (294,517)  	(309,274)
                                                     ---------   ---------

			Total liabilities and stockholders' deficit      	$ 242,747  	$ 258,932
                                                						========   	========





NOTE:	The balance sheet at December 31, 1995 has been derived from the audited
		financial statements at that date but does not include all of the
		information and footnotes required by generally accepted accounting
		principles for complete financial statements.



See accompanying notes to condensed consolidated financial statements.


                 VALASSIS COMMUNICATIONS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                         (UNAUDITED)


                                     QUARTER ENDED         SIX MONTHS ENDED
                                   ----------------       -----------------
                                 JUNE 30,   JUNE 30,      JUNE 30,  JUNE 30,
                                   1996      1995           1996      1995
                                 --------   --------      --------  --------
REVENUES:
	Net Sales                      	$162,117	  $154,563      $342,113  $311,177
	Other	                               534	       947         1,071	    1,705
                                 --------   --------      --------  --------
		                                162,651	   155,510	      343,184	  312,882
                                 --------   --------      --------  --------

COSTS AND EXPENSES:
	Cost of products sold           	116,994   	116,356      	251,284  	231,582
	Selling, general and admin        16,994    	15,809       	33,490   	30,470
	Amortization of intangibles       	2,058     	2,329        	4,125    	4,676
	Interest                          	9,892    	10,054       	20,155   	20,260
	Sale of business-Valcheck           	---       	950          	---      	950
	Minority interest	                    (7)	     (498)	         (36)	    (764)
                                 --------   --------      --------  --------
		                                145,945	   145,000	      309,018	  287,174
                                 --------   --------      --------  --------

	  Earnings before income taxes   	16,706    	10,510       	34,166   	25,708

	Income taxes	                      6,700	     3,815	       13,700	   10,175
                                 --------   --------      --------  --------

	  Net earnings                 	$ 10,006   	$ 6,695     	$ 20,466 	$ 15,533
		                              	========   	=======      	=======  	=======

Net earnings per common share   	$    .23   	$   .16     	$    .47 	$    .36
		                              	========   	=======      	=======  	=======


Shares used in computing net
 earnings per share           	43,166,929 	43,302,500	  43,238,751 	43,301,250
		                            	========== 	==========	  ==========  ==========






See accompanying notes to condensed consolidated financial statements.


                VALASSIS COMMUNICATIONS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS)
                       (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                      ------------------
			                                                			JUNE 30,  	JUNE 30,
                                                        1996     	 1995
                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
	Net earnings		                                      	$ 20,466 	$ 15,533
	Adjustments to reconcile net earnings to net cash
  provided by operating activities:
		Depreciation and amortization		                       	7,638    	9,653
		Provision for losses on accounts receivable	            	300      	300
		Minority interest		                                     	105      (764)
		(Gain)/loss on sale of property, plant and equipment    	208	      (24)
		Deferred income taxes		                                 	---	        2
		Changes in assets and liabilities which  increase
   (decrease) cash flow:
			Accounts receivable			                               (7,124)   (7,306)
			Inventories		                                        	3,312      	448
			Prepaid expenses and other			                          (329)	    (110)
			Other assets			                                        (357)     	425
			Accounts payable                                        354	   (5,222)
			Accrued expenses and interest			                     (3,147)   	2,603
			Income taxes	                                        		(472)   	1,439
			Progress billings			                                (15,327)   (2,002)
                                                      --------   --------
				Total adjustments	                              	  (14,839      (559)
                                                      --------   --------
		Net cash provided by operating activities	             5,627  	 14,975
                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to property, plant and equipment		           (2,976)	  (2,497)
	Contribution to Valcheck by minority shareholder	        	---      	850
	Sale of business operations and assets of Valcheck	      	---      	950
	Purchase of McIntyre & Dodd (Valassis of Canada)	        	---	   (6,575)
	Proceeds from the sale of property, plant and equipment   	86      	187
	Other				                                                  36	      (16)
                                                      --------   --------
		Net cash used in investing activities			              (2,854)   (7,101)
                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
	Repayment of long-term debt		                        	(13,000)     	---
	Proceeds from the issuance of common  stock	              805        24
	Purchase of treasury shares			                         (6,550)	     ---
                                                      --------   --------
		Net cash provided (used) by financing activities    	(18,745)	      24
                                                      --------   --------
Net increase (decrease) in cash	                     		(15,972)   	7,898
Cash at beginning of period			                          34,408	   21,166
                                                      --------   --------
Cash at end of period		                               	$18,436  	$29,064
				                                                		========  	========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Cash paid during the period for interest	           		$20,514  	$20,531
	Cash paid during the period for income taxes	        	$14,172  	$ 8,533
	Dividends declared but unpaid	                      		$   ---  	$   ---

See accompanying  notes to condensed consolidated financial statements.


                  VALASSIS COMMUNICATIONS, INC.
       Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Inventories are stated at the lower of cost or market (net realized value). Cost has been principally determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of determining cost had been used, inventories would have been $2,270,000 higher than reported at June 30, 1996, and $5,175,000 higher than reported at December 31, 1995. The change in LIFO reserve reduced paper expense by $2,775,000 and $2,905,000 for the quarter and six months ended June 30, 1996, respectively.

4.	STOCK COMPENSATION PLANS

The following stock compensation plans have been implemented in 1996:

	EMPLOYEE AND DIRECTOR RESTRICTED STOCK AWARD PLAN

	The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of a cash raise, to non-employee, non-
 affiliated directors as a portion of their fee, and to participants in the
 Employee Stock Purchase Plan as described in the following paragraph.  A total of 200,000 shares of restricted stock have been reserved for this plan.
 Pursuant to an employment agreement between the Company and its Chief Operating
 Officer, Alan F. Schultz, 7,500 shares of restricted stock will be issued to

                  VALASSIS COMMUNICATIONS, INC.
    Notes to Condensed Consolidated Financial Statements (Cont.)

 Mr. Schultz annually as of January, in 1996, 1997, 1998 and 1999, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over the vesting period. Such pre-tax expense was approximately $20,000 for the quarter ended June 30, 1996, and $40,000 year-to-date. In addition, several executives received one-time restricted stock grants totaling 36,500 shares and vesting over a three-year period. The related expense will be recognized over the vesting period and was approximately $51,000 in the quarter ended June 30, 1996, and $106,000 year to date. Also during 1996, one-half of the annual Director's fee of $40,000, to the four outside directors, will be paid in restricted stock from this plan.

	EMPLOYEE STOCK PURCHASE PLAN

	All full-time employees are eligible to participate in VCI's Employee Stock
 Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributes, on behalf of each participant, 15% of the participant's contributions. The Company's contribution is made in the form of restricted stock with a one-year transfer restriction and vesting.  The value of the Company's stock contributed by the
 Company and expensed for the quarter ended June 30, 1996 totaled approximately
 $4,000, and $50,000 year-to-date.

	EXECUTIVE RESTRICTED STOCK PLAN

	The Executive Restricted Stock Plan provides for the grant of restricted stock, with one-year vesting, to certain executive officers.  Currently, the Company's
 Chief Executive Officer, David A. Brandon, is the only executive eligible to receive restricted stock under this plan. The maximum number of restricted shares which may be issued under this plan is 250,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to an employment agreement between the Company, CPH and Mr. Brandon, Mr. Brandon is eligible to receive 30,000 shares of restricted stock each year beginning with 1996 through 2000, if 70% or more of the year's performance target, set by the Compensation/Stock Option Committee, is met. The remaining 100,000 shares are undesignated as of June 30, 1996.  Compensation expense will be recognized over the vesting period and will be dependent on the market value of stock at the end of each quarter.  Pre-tax compensation expense related to this plan for the quarter and six months ended June 30, 1996 was approximately $70,000 and
 $135,000, respectively.

	401(K) PLAN

	The Company has also amended its 401(k) Plan to include a 15% match, payable in
 VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year.  The expense related to this plan for the six months ended June 30, 1996 was approximately $50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including, but not limited to, statements regarding declines in paper prices and any impact on the Company's financial performance related thereto and shifts in customer promotional strategies, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could affect expectations are the following: a new competitor in the Company's core free-standing insert business and consequent price war, new technology that would make free-standing inserts less attractive, shifts in customer preference for different promotional materials or an increase in the Company's paper costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

Total revenues for the quarter ended June 30, 1996 increased 4.6% from $155.5 million to $162.7 million. Total revenues rose as a result of higher volumes in the Valassis Impact Promotions (VIP) and Run-of-Press (ROP) product lines. VIP revenue was up 25.5% from $18.4 million for the second quarter 1995 to $23.1 million for the same quarter in 1996. This growth in VIP revenue is attributable to increased activity by several major customers, along with strong demand for VIP's expanded product line. ROP revenue rose a significant 81.0% to $7.6 million from $4.2 million in the prior year quarter. The increase in ROP revenue was driven by several large ROP promotions and increased activity in the health and beauty aid category. Free-standing insert (FSI) revenue remained relatively level for the second quarter rising just .7% from $119.9 million to $120.7 million for the quarter ended June 30, 1996. Even though FSI pricing continued to improve during the second quarter of 1996, the impact on revenue was offset by a decline in industry pages. Recent announcements by certain package goods manufacturers to offer lower prices to their customers has caused what management believes to be a short-term reduction in FSI pages.

Higher revenues during the quarter ended June 30, 1996 were somewhat offset by increased print, paper and media costs, resulting in an overall increase in the gross profit margin to 28.1% in the quarter ended June 30, 1996 from 25.2% in the same quarter last year. Print and media costs were up on a unit basis due to lower average pages per book. Although paper prices began declining during the quarter, the cost still exceeded that of the prior year. Management anticipates further declines in paper prices during the second half of 1996.

Selling, general and administrative expenses increased 7.5% to $17.0 million for the three months ended June 30, 1996 from $15.8 million in the comparable period of 1995, partly as a result of the expenses associated with the new restricted stock plans. Management expects selling, general and administrative expenses to return to levels consistent with last quarter.

Net earnings were $10.0 million compared to $6.7 million for the same quarter last year. Net earnings rose as a result of stronger FSI pricing and higher VIP and ROP sales.

SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

The Company's revenue for the first six months of 1996 was up 9.7% to $343.2 million as compared to $312.9 million for the same period in 1995. This increase was fueled by an 8.8% gain in FSI revenue from $244.5 million in the first six months of 1995 to $265.9 million in the comparable 1996 period. FSI revenue rose as a result of stronger pricing which more than offset the decline in market share and industry volume during the first six months of 1996. In addition, stronger VIP and Sampling sales contributed to the overall increase in revenue. VIP revenue was up 20.9% to $41.7 million for the six months of 1996, as compared to $34.5 million in the same period of 1995. VIP's growth was spurred by increased promotions by several major customers, along with stronger demand for VIP's expanded product line. Sampling revenue rose 68.3% from $6.0 million for the first six months of 1995 to $10.1 million for the same six months of 1996. Sampling revenue rose due to improved lead times and manufacturing efficiencies. ROP revenue declined 5.8% to $11.4 million for the six months ended June 30, 1996, compared to $12.1 million for the six months ended
June 30, 1995. ROP revenue was negatively impacted by declines in ROP pricing during the first six months of 1996, as management focused on improving FSI pricing during this period.

Despite the growth in FSI, VIP and Sampling revenues, gross margin only increased 3.1% from 26.0% during the first six months of 1995 to 26.8% for the same period of 1996 as pricing gains were offset by escalating paper costs. Although the Company has experienced a paper cost decrease from the first quarter of 1996 to the second quarter, paper prices still remain higher than average 1995 pricing. Management expects further paper price decreases will have a positive impact on the remainder of 1996.

Selling, general and administrative expenses rose 9.8% to $33.5 million for the six months ended June 30, 1996 compared with $30.5 million for the same period last year. This was partially due to the expense associated with the new restricted stock plans.

Net earnings were $20.5 million versus $15.5 million for the same six months last year. The increase in net earnings is attributable to increased pricing in the FSI business, combined with the increased volume of VIP and Sampling sales.


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents totaled $18.4 million at June 30, 1996, down $16.0 million from December 31, 1995. Cash flow from financing activities decreased by $18.7 million, as the Company repurchased 380,000 shares of common stock and $13.0 million of the Company's long-term debt during the six-months ended
June 30, 1996.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet current anticipated liquidity needs, including interest and required principal payments on indebtedness.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

a.  The Company held its Annual Meeting of Stockholders on May 21, 1996.

c.  The following matters were voted upon at the Annual Meeting of
   	Stockholders:

1. The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected and the vote tabulations certified by the Inspector of Election with respect therto, were:

     DIRECTOR                FOR          WITHHELD         BROKER NON-VOTES

    David A. Brandon       37,312,352     168,077                 0
    Graham A. Cubbin       36,623,792     856,637                 0
    Mark C. Davis          37,325,742     154,687                 0
    Cartha D. DeLoach      37,323,678     156,751                 0
    Jon M. Huntsman, Jr.   37,312,352     154,437                 0
    James D. Packer        37,312,352     154,437                 0
    Brian M. Powers        36,624,292     856,137                 0
    Robert L. Recchia      37,326,057     154,372                 0
    Alan F. Schultz        37,320,846     159,583                 0
    Faith Whittlesey       37,325,992     154,437                 0

2. A proposal to approve the Company's Executive Restricted Stock Plan, as amended by Amendment No. 1 to such Plan was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

     FOR            AGAINST           ABSTAIN            BROKER NON-VOTES
   37,126,355       221,407            63,967                 68,700

3. A proposal to approve the Company's Employee and Director Restricted Stock Plan was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

     FOR             AGAINST            ABSTAIN            BROKER NON-VOTES
  37,124,026         224,730             62,973                 68,700

4. A proposal to approve the Company's Employee Stock Purchase Plan was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

     FOR           AGAINST            ABSTAIN            BROKER NON-VOTES
  37,317,363        59,096             35,270                 68,700

5. A proposal to approve Amendment No. 3 to the Company's 1992 Long-Term Incentive Plan was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

     FOR               AGAINST             ABSTAIN            BROKER NON-VOTES
  37,121,258           224,827              65,644                 68,700

6. A proposal to approve Amendment No. 1 to the Company's Senior Executive's Bonus Plan was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

     FOR            AGAINST             ABSTAIN             BROKER NON-VOTES
  35,725,395      1,646,080              40,254                  68,700

7. A proposal to ratify the re-appointment of Ernst & Young, Detroit, Michigan, as auditors of the Company for the 1996 fiscal year was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

     FOR            AGAINST             ABSTAIN             BROKER NON-VOTES
  37,438,062         19,053              23,314                     0

8. A proposal to approve an agreement with Conpress Cayman, LDC, the Company's principal stockholder was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

     FOR            AGAINST             ABSTAIN             BROKER NON-VOTES
  35,982,733         48,692              77,834                 1,371,170

     The number of votes cast other than shares beneficially owned by Consolidated Press Holdings Limited were certified by the Inspector of Election as follows:

     FOR            AGAINST             ABSTAIN             BROKER NON-VOTES
  14,782,733         48,692              77,834                22,571,170


Item 6.   Exhibits and Reports on Form 8-K

a.    Exhibits

      The following exhibits are included herein:

     	10.20   Conpress Stock Option Agreement
      10.21   Lease for New Headquarters Building
     	27      Financial Data Schedule

b.    Forms 8-K

 	The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     August 14, 1996




                                   	Valassis Communications, Inc.
	                                           (Registrant)





                                   	By:/s/ Robert L. Recchia
                                       --------------------------------------
	                                      Robert L. Recchia
	                                      V.P. of Finance - Chief Financial Officer



                                      	Signing on behalf of the Registrant and
                                       as principal financial officer.