Form 10-Q
period 1996-09-30
VALASSIS COMMUNICATIONS INC
filed 1996-11-13
CIK 883293

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                  ------------------------------------
                               FORM 10-Q
                  ------------------------------------
(Mark One)

    /X/    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	    For the Quarterly Period Ended September 30, 1996

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

                 ---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

Yes  /X/                                    No

As of October 31, 1996, there were 42,189,052 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    VALASSIS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS)

                                                           SEPT.30,     DEC. 31,
                                                             1996         1995
                                                            -------     -------
                                                           (unaudited)   (note)
ASSETS
------

Current assets:
 Cash and cash equivalents.................................$41,614       $34,408
 Accounts receivable (less allowance for doubtful accounts
   of $876 at September 30,1996 and $810 at
   December 31,1995)                                         92,298       84,427
 Inventories:
   Raw  materials.............................................8,954       13,840
   Work in progress..........................................10,894       14,267
 Prepaid expenses and other...................................3,238        3,686
 Deferred income taxes........................................4,330        4,330
 Refundable income taxes......................................1,018           97
                                                           -------      -------

                   Total current assets.....................162,346      155,055
                                                            -------      -------
Property, plant and equipment, at cost:
 Land and buildings..........................................19,950       19,617
 Machinery and equipment....................................106,071      107,615
 Office furniture and equipment..............................17,712       17,215
 Automobiles....................................................798          789
 Leasehold improvements.......................................1,443        1,443
                                                            -------      -------
                                                            145,974      146,679

 Less accumulated depreciation and amortization	..........(112,308)    (111,792)
                                                            -------      -------

                   Net property, plant and equipment.........33,666       34,887
                                                            -------      -------
Intangible assets:
 Goodwill....................................................68,631       68,631
 Other intangibles...........................................88,524       88,524
                                                            -------      -------
                                                            157,155      157,155

 Less accumulated amortization.............................(99,205)     (93,038)
                                                            -------      -------

                   Net intangible assets.....................57,950       64,117

Other assets (primarily debt issuance costs)..................6,606        4,873
                                                            -------      -------

                   Total assets............................$260,568     $258,932
                                                           ========     ========


                      VALASSIS COMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          SEPT. 30,     DEC. 31,
                                                            1996          1995
                                                         -----------    --------
                                                         (unaudited)     (note)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable...........................................$61,040      $71,936
 Accrued interests............................................8,701        6,425
 Accrued expenses............................................18,609       21,204
 Progress billings...........................................53,800       49,209
                                                            -------      -------
              Total current liabilities.....................142,150      148,774
                                                            -------      -------

Long-term debt..............................................403,131      416,034
Deferred income taxes.........................................3,029        3,029
Minority interests..............................................491          369

Stockholders' deficit:
 Common stock of $.01 par value. Authorized 100,000,000
  shares; issued 43,394,680 shares at September 30, 1996
  and 43,302,500 at December 31, 1995: outstanding 42,683,480 shares at September 30, 1996 and 43,302,500 at
  December 31, 1995.............................................434          433
 Additional paid-in capital..................................41,110       39,590
 Accumulated deficit.......................................(318,229)   (349,457)
 Foreign currency translations..................................197          160
 Treasury stock, at cost
  (711,200 shares at September 30, 1996)....................(11,745)           0
                                                           --------     --------

              Net stockholders' deficit....................(288,233)   (309,274)

              Total liabilities and
               stockholders' deficit                       $260,568    $ 258,932
                                                           ========     ========




NOTE:	The balance sheet at December 31, 1995 has been derived from the audited
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


                        VALASSIS COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                 QUARTER ENDED                NINE MONTHS ENDED
                            SEPT 30,       SEPT 30,     SEPT 30,        SEPT 30,
                              1996           1995         1996            1995
                            --------       --------     --------        --------
REVENUES:
 Net sales..................$151,467.......$137,082....	$493,580........$448,259
 Other...........................368............949........1,439...........2,654
                            --------       --------     --------        --------

                             151,835        138,031      495,019         450,913
                            --------       --------     --------        --------

COSTS AND EXPENSES:
 Cost of products sold.......107,009........106,564......358,292.........338,146
 Selling, general and
  Administrative..............15,673.........13,489.......49,164..........43,959
 Amortization of intangible
  assets.......................2,042..........2,351........6,167...........7,027
 Interest......................9,731.........10,160.......29,887..........30,420
 Sale of business-Valcheck.........0..............0............0.............950
 Minority interests...............17...........(186).........(19)..........(950)
                            --------       --------     --------        --------

                             134,472        132,378      443,491         419,552
                            --------       --------     --------        --------

 Earnings before income taxes.17,363..........5,653.......51,528..........31,361

Income taxes...................6,600..........2,325.......20,300..........12,500
                            --------       --------     --------        --------

 Net earnings................$10,763.........$3,328......$31,228.........$18,861
                            ========       ========     ========        ========

Net earnings per common share...$.25...........$.08.........$.72............$.44
                              ======         ======       ======          ======



Shares used in computing
net earnings per share....42,852,044.....43,302,500...43,109,929.....43,301,667
                          ==========     ==========   ==========     ==========




See accompanying notes to condensed consolidated financial statements.



                    VALASSIS COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)
                          (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                        ---------------------
                                                           SEPT 30,    SEPT 30,
                                                             1996        1995
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings..............................................$31,228......$18,861
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization............................11,090.......14,094
   Provision for losses on accounts receivable.................450..........450
   Minority interests..........................................122........(950)
  (Gain) loss on sale of property, plant and equipment.........200...........29
   Deferred income taxes.........................................0............4
   Changes in assets and liabilities which
    increase (decrease) cash flow:
      Accounts receivable...................................(8,321)....(24,824)
      Inventories............................................8,259......(3,178)
      Prepaid expenses and other...............................448........(686)
      Other assets..........................................(1,733).........574
      Accounts payable.....................................(10,896)......(8,924)
      Accrued expenses and interest...........................(319).......3,270
      Income taxes............................................(921)........(424)
      Progress billings......................................4,591.......19,803
                                                          --------     --------
         Total adjustments...................................2,970.........(762)
                                                          --------     --------

   Net cash provided by operating activities................34,198.......18,099

                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment.................(3,910)......(5,400)
 Contribution to Valcheck by minority shareholder................0..........850
 Sale of business operations and assets of Valcheck..............0..........950
 Purchase of McIntyre & Dodd (Valassis of Canada)................0.......(6,575)
 Proceeds from the sale of property, plant and equipment.......105..........188
 Other..........................................................37...........50
                                                          --------     --------
   Net cash used in investing activities....................(3,768)......(9,937)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt...............................(13,000)...........0
 Proceeds from the issuance of common stock..................1,521...........24
 Purchase of treasury shares...............................(11,745)...........0
                                                          --------     --------

   Net cash provided/(used) by financing activities........(23,224)..........24
                                                          --------     --------

Net increase in cash.........................................7,206........8,186
Cash at beginning of period.................................34,408.......21,166
                                                          --------     --------

Cash at end of period......................................$41,614......$29,352
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
 Cash paid during the period for interest..................$27,611......$28,408
 Cash paid during the period for income taxes..............$21,221......$15,303
 Dividends declared but unpaid.............................$     0......$     0

See accompanying notes to condensed consolidated financial statements.

                     VALASSIS COMMUNICATIONS, INC.
           Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION
    ---------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  CONTINGENCIES
    -------------
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

3.  SIGNIFICANT ACCOUNTING POLICIES - INVENTORIES
    ---------------------------------------------
Inventories are stated at the lower of cost or market (net realizable value). Cost has been principally determined by the last-in, first-out (LIFO) method. If the first-in, first-out
(FIFO) method of determining cost had been used, inventories would have been $337,000 higher than reported at September 30, 1996, and $5,175,000 higher than reported at December 31, 1995.

During 1996, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 1996 purchases, the effect of which decreased net income by approximately $575,000 for the quarter ended and the nine months ended September 30, 1996. During the periods ended September 30, 1995, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, the effect of which increased net income by approximately $300,000 and $500,000 for the quarter and the nine-months ended September 30, 1995, respectively.

                        VALASSIS COMMUNICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


4.  STOCK COMPENSATION PLANS
    ------------------------
The following stock compensation plans have been implemented in 1996:

    EMPLOYEE AND DIRECTOR RESTRICTED STOCK AWARD PLAN
    -------------------------------------------------
The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of a cash raise, to non-employee, non-affiliated directors as a portion of their fee, and to participants in the Employee Stock Purchase Plan as described in the following paragraph. A total of 200,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its Chief Operating Officer, Alan F. Schultz, 7,500 shares of restricted stock have been or will be issued to Mr. Schultz annually in January 1996, 1997, 1998 and 1999, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over the vesting period. Such pre-tax expense was approximately $19,000 for the quarter ended September 30, 1996, and $59,000 year to date. In addition, several executives received one-time restricted stock grants totaling 36,500 shares and vesting over a three-year period.


The related expense will be recognized over the vesting period and was approximately $53,000 in the quarter ended September 30, 1996, and $159,000 year to date. Also during 1996, one-half of the annual Director's fee of $40,000, to the four outside directors, will be paid in restricted stock from this plan.

    EMPLOYEE STOCK PURCHASE PLAN
    ----------------------------
All full-time employees are eligible to participate in VCI's Employee Stock Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributes on behalf of each participant 15% of the participant's contributions. The Company's contribution is made in the form of restricted stock with a one-year transfer restriction and vesting. The value of the Company's stock contributed by the Company and expensed for the quarter ended September 30, 1996 totaled approximately $8,000, and $58,000 year to date.

                     VALASSIS COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


    EXECUTIVE RESTRICTED STOCK PLAN
    -------------------------------
The Executive Restricted Stock Plan provides for the grant of restricted stock, with one-year vesting, to certain executive officers. Currently, the Company's Chief Executive Officer, David
A. Brandon, is the only executive eligible to receive restricted stock under this plan. The maximum number of restricted shares which may be issued under this plan is 250,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to an employment agreement between the Company, CPH and Mr. Brandon, Mr. Brandon is eligible to receive 30,000 shares of restricted stock each year beginning with 1996 through 2000, if 70% or more of the year's performance target, set by the Compensation/Stock Option Committee, is met. The remaining 100,000 shares are undesignated as of September 30, 1996. Compensation expense will be recognized over the vesting period and will be dependent on the market value of stock at the end of each quarter. Pre-tax compensation expense related to the plan for the quarter and nine months ended September 30, 1996 was approximately $67,000 and $202,000, respectively.

    401(K) PLAN
    -----------
The Company has also amended its 401(k) Plan to include a 15% match, payable in VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year. The expense related to this plan for the nine months ended September 30, 1996 was approximately $51,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding declines in paper prices and any impact on the Company's financial performance related thereto and shifts in customer promotional strategies, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could affect expectations are the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; shifts in customer preference for different promotional materials; or an increase in the Company's paper cost. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Total revenues were up 10.0% for the quarter ended September 30, 1996 from $138.0 million to $151.8 million as compared to the same period last year. Total revenue increased principally as a result of improved pricing of the free-standing insert (FSI), as well as increased FSI market share. FSI revenue for the quarter ended September 30, 1996 rose 8.4% from $110.8 million to $120.1 million. In addition, VIP revenue experienced another strong quarter with an increase of 24.1% in sales from $15.8 million in the third quarter 1995 to $19.6 million in the third quarter 1996. VIP's growth is due to increased activity by several customers, along with the continued positive demand for VIP's expanded product line. ROP revenue was up again for the third quarter 1996 to $6.3 million from $3.3 million in the third quarter 1995. This increase in ROP sales resulted from several large ROP promotions and increased activity in the health and beauty aid category.

Gross profit margin increased from 22.8% in the third quarter of 1995 to 29.5% in the third quarter of 1996. This increase is mainly the result of higher pricing in the core FSI business, combined with decreasing paper costs.

Selling, general and administrative expenses increased 16.3% to $15.7 million for the three months ended September 30, 1996 from $13.5 million in the same period of 1995. This increase is due in part to a $1 million insurance settlement received in 1995 with no comparable settlement booked in 1996, along with the added expenses attributable to the value of restricted stock issued under the new restricted stock plans which were initiated in 1996.

Net earnings rose from $3.3 million for the three months ended September 30, 1995 to $10.8 million for the same three months of 1996. This increase is attributable to stronger FSI pricing and increased market share, along with decreases in paper prices during 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

For the nine months ended September 30, 1996, revenues were up 8.7% to $386.0 million versus $355.0 million in the same nine months of 1995. This revenue growth was principally attributable to higher FSI pricing. The Company is on track to achieve its stated objective of publishing between 1325-1400 national equivalent FSI pages* for the year. This range is optimal for the mix of printing efficiencies, newspaper media rates, paper purchasing, and staffing levels. In addition, the Company reported a 21.9% increase in VIP sales to $61.3 million for the nine months ended September 30, 1996 compared to $50.3 million for the same nine months of 1995. VIP's sales growth is due to increased activity by several customers and continued demand for new product offerings. Sampling revenue jumped 53.9% from $7.6 million for the first three quarters of 1995 to $11.7 million for the same three quarters of 1996 as a result of an increased number of sampling programs.

The Company's gross profit margin was up 10.4% to 27.6% for the nine months ended September 30, 1996 compared with 25.0% for the same period in 1995 due to higher FSI pricing and favorable paper pricing.

Selling, general and administrative expenses were up 11.8% from $44.0 million to $49.2 million for the first nine months of 1995 and 1996, respectively. This increase is primarily due to additional selling expenses in 1996 resulting from increased revenues and an insurance settlement
of $1 million received in the first nine months of 1995.   Although
SG&A expenses have increased in total, they have remained relatively flat as a percentage of total revenue.

As a result of higher FSI revenues and decreasing paper costs, net income rose 65.6% to $31.2 million for the nine months ended September 30, 1996, as compared to $18.9 million for the same period of 1995.


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents totaled $41.6 million at September 30, 1996, up $7.2 million from December 31, 1995. Cash flows from financing activities decreased by $23.2 million, as the Company repurchased $13.0 million of the Company's long-term debt and 711,200 shares ($11.7 million) of the Company's common stock during the first nine months of 1996. In May, 1996, the Board of Directors approved the purchase of 5,000,000 shares of the Company's common stock for an aggregate price not to exceed $140 million.

Management believes the Company will generate sufficient funds from operations and will have sufficient borrowing capacity available to meet its currently anticipated liquidity requirements. As of November 13, 1996, the Company had a line of credit in the amount of $40 million available and unused under its revolving credit agreement by and among the Company, Comerica Bank, Westpac Banking Corporation and The Long-Term Credit Bank of Japan, Ltd. Chicago Branch.



* A national equivalent FSI page is defined as the equivalent of a full page ad run across VCI's full market list circulation.
                                                                    10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

	The following exhibits are included herein:

	27	Financial Data Schedule


b.	Forms 8-K

	The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                 	Valassis Communications, Inc.
	                          (Registrant)

DATE:  November 13, 1996                   /s/ Robert L Recchia
                                 ---------------------------------
                                    Robert L. Recchia
                                    V.P. of Finance - Chief Financial
                                     Officer

                                 Signing on behalf of the Registrant and
                                 as principal financial officer.

