Form 10-K
period 1996-12-31
VALASSIS COMMUNICATIONS INC
filed 1997-03-27
CIK 883293

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                ______________________________________

                             FORM 10-K
                ______________________________________


(Mark One)

    /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1996

         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         Commission File Number:  1-10991


                       VALASSIS COMMUNICATIONS, INC.
                        (Exact Name of Registrant)

       DELAWARE                              38-2760940
(State of Incorporation)          (IRS Employer Identification Number)

                           19975 VICTOR PARKWAY
                             LIVONIA, MI 48152
                     TELEPHONE NUMBER: (313) 591-3000
-----------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

 TITLE                                        Exchange
------------                               ----------------------
Common Stock, par value $.01 per share     New York Stock Exchange

8-3/8%  Senior Notes Due 1997              Not Applicable
8-7/8%  Senior Notes Due 1999
9-3/8%  Senior Subordinated Notes Due 1999
9.55%   Senior Notes Due 2003

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days:

             Yes /X/                             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


As of February 28, 1997, there were 41,802,000 shares of the Registrant's Common Stock outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates* of the registrant was $396,886,000.

The applicable portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference herein into
Part III of this Annual Report on Form 10-K.


*Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I


ITEM 1.  BUSINESS

OVERVIEW

Valassis Communications, Inc. ("VCI" or the "Company") is a leading print media company in the field of sales promotion. The Company generates most of its revenues by printing and publishing cents-off coupons and other consumer purchase incentives primarily for package goods manufacturers. The Company is one of the country's largest printers and publishers of these coupons.

Most of the consumer purchase incentives published by the Company are featured in cooperative free-standing inserts ("FSIs"), which are four-color promotional booklets printed by the Company at its own facilities. Valassis produced its first FSI in 1972. The Company's cooperative FSIs were inserted in the Sunday edition of over 400 newspapers with a combined average paid circulation of over 56 million, on 46 publishing dates in calendar year 1996. By comparison, there were approximately
93.3 million households in the United States, based upon information published in 1990 by the U.S. Census Bureau.

In addition to FSIs, the Company arranges for the publication of its customers' consumer promotions directly on the pages of newspapers through its run-of-press ("ROP") division begun in 1986, which has the capacity to place promotions in any newspaper. Another division of the Company, Valassis Impact Promotions ("VIP"), established in 1989 in response to growing demand from its customers for customized solo printed promotions, offers customized design, printing and distribution services primarily for solo promotional programs.

The Company expanded its product line in 1994 by introducing newspaper delivered sampling products ("Newspac" and "Newspouch"). In addition, during the six-month period ended December 31, 1994, the Company announced its first entries into international markets with a 50% joint venture interest in Valassis de Mexico, and the purchase of an 80% interest in GAPP, a promotion company in France, now 100% owned and known as Valassis France. In 1995, the Company continued its international expansion with the purchase of McIntyre & Dodd, a Canadian sales promotion company, now known as Valassis of Canada.

BACKGROUND OF THE COMPANY

The Company is the successor to a business founded in 1970 and operated under the names George F. Valassis & Company and GFV Communications, Inc. In December 1986, the assets of this business were acquired by Valassis Inserts, Inc. ("Valassis"), a corporation indirectly owned by Consolidated Press Holdings, Ltd. ("CPH"), a privately owned Australian holding company. In March 1992, the Company sold 22,100,000 shares to the public. In March 1993, Valassis was merged into its corporate parent, Valassis Communications, Inc.


THE COMPANY'S PRODUCTS

The Company offers its customers a variety of consumer promotion alternatives. Depending upon the particular promotion goal, a customer can choose to include its promotional materials in cooperative FSIs or ROP, or can elect to distribute a customized printed solo insert. Approximately 20% of each cooperative FSI program is sold to direct mail marketers who purchase space (referred to as "remnant space") at reduced costs in exchange for accepting such space on a space-available basis. The Company prints and publishes cents-off coupons, refund offers, premiums, sweepstakes and contests distributed to households throughout the United States. The Company relies, to a significant extent, on repeat business. The Company markets its products through its own sales force. Account managers personally call on existing customers to maintain relationships and on potential customers to describe the advantages afforded by the Company's products compared to other promotion alternatives.

FREE-STANDING INSERTS (FSIs)

The Company's FSIs are distributed 46 to 48 times per year, depending upon the number of Sundays in any particular year that the Company considers viable publishing dates (generally, any non-holiday weekend). The Company printed and published approximately 76.1 billion cooperative FSI pages during the year ended December 31, 1996, representing over 46% of the estimated 165 billion cooperative FSI pages printed and distributed nationally. During that period, the Company's cooperative FSIs were inserted in the Sunday edition of over 400 newspapers with a combined average paid circulation of 56.5 million. Cooperative FSI sales during the year ended December 31, 1996 were $504.1 million, which represented approximately 76.5% of the Company's net sales.

Many sales are made significantly in advance of program dates. The Company typically announces its annual publication schedule approximately 18 months in advance of the first publication date and customers may reserve categories at any time thereafter. Account managers work closely with customers to select their FSI publication dates from the Company's schedule and coordinate all aspects of FSI printing and publication, as well as to obtain commitments from customers in the form of signed contracts. The Company's proprietary order entry and ad placement software allows it to produce as many different FSI versions as customers require, typically over 270 different layout versions per publication date. By offering different versions in different markets, the Company offers its customers greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

No single customer accounted for more than 10% of FSI sales during the year ended December 31, 1996. The top ten FSI customers accounted for approximately 33% of FSI sales during the same period.

REMNANT SPACE

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This space, which typically accounts for 15% to 20% of an FSI program, is referred to as "remnant space" and is sold at a discount, primarily to direct mail marketers, who place themselves on a waiting list for space that may become available. Remnant space sales are included in total cooperative FSI sales for financial reporting purposes.

The Company selects direct mail marketers as remnant space customers on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Remnant space customers are subject to being "bumped" in favor of a regular price customer in need of space at the last minute.

VALASSIS IMPACT PROMOTIONS (VIP)

VIP offers its customers specialty print promotion products in multiple, customized formats such as die- cuts, posters and calendars, as well as traditional FSI formats. Because these promotions feature only one manufacturer (referred to as "solos"), the customer has the ability to create a completely individualized promotion. While VIP does, on occasion, produce printed material for direct mail programs or for shipment to store locations, its primary product is newspaper-delivered promotions. VIP offers customers the flexibility to run promotions any day of the year in any newspaper throughout the United States. VIP specializes in producing turnkey promotions for franchise and retail marketers (e.g., fast food chains) allowing orders to be placed on a national, regional or local basis.

VIP sales during the year ended December 31, 1996 were $89.4 million. VIP sales are subject to greater volatility than either FSI or ROP sales due to the current limited number of VIP customers. VIP customers are made up of package goods manufacturers, fast food chain accounts, food brokers and retailers. VIP customers include retailers who are generally excluded from the cooperative format. Three VIP customers accounted for 40% of VIP sales for the year ended December 31, 1996, with the top ten customers accounting for approximately 68% of total VIP sales.

RUN-OF-PRESS (ROP)

The Company arranges for the publication of ROP promotions in either a cooperative or solo format. Cooperative programs, which group the promotions of several customers together, are sold on a product exclusive basis, and usually run each week when a newspaper runs its food section. Solo programs (featuring a single advertiser) offer the marketer the flexibility to run in any newspaper throughout the United States (including newspapers targeted to specific demographic groups), on any day of the year and in any section of the newspaper. The Company's total ROP sales were $25.5 million during the year ended December 31, 1996.

Media (newspaper placement fees) is the major cost component of ROP distribution, accounting for approximately 99.0% of the Company's total direct ROP costs during the year ended December 31, 1996. Management believes that its customers use the Company to place ROP because of the Company's ability to negotiate favorable media rates, its well-developed production and placement capabilities, and its capacity to execute integrated FSI and ROP programs.

ROP customers include primarily package goods manufacturers, and their advertising and promotion agencies. The top four customers accounted for 24%, 13%, 13% and 12% of ROP sales during 1996, respectively. The top ten ROP customers accounted for approximately 83% of the total ROP sales during the same period.

VALASSIS SAMPLING

In August 1993, Valassis began offering a newspaper-delivered sampling product that gives manufacturers the ability to reach up to 50 million households in one day, cost-effectively. Samples can either be machine-inserted into newspapers (Newspac), placed in a polybag alongside the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch).

In 1996, Valassis Sampling produced total revenue of $14.3 million. One customer accounted for 27% of Sampling sales during 1996. The top 10 customers accounted for approximately 92% of total Sampling sales during the same period.

VALASSIS INTERNATIONAL

In September 1994, VCI purchased an 80% interest in GAPP, a sales promotion company in France, which specializes in cooperative refund and couponing programs, and customized consumer print promotions. VCI now owns 100% of the company which is now known as Valassis France. During 1995, Valassis France distributed the first national FSI program in France, which was delivered via direct mail. Competition in the French marketplace is currently very intense, and the Company continues to evaluate its position in this market for its long-term viability.

In March 1995, Valassis acquired McIntyre & Dodd Marketing (now renamed Valassis of Canada), a leader in consumer promotion and direct response merchandising in Canada. Several challenges were faced in 1995 including an industry price/market share battle, poor economy, and mail order volume decline. Since then, the Company has streamlined or repositioned existing products, dropped unprofitable offerings, and added new products and services to better meet the needs of our customers.

DISPOSITIONS

VCI has a 50% joint venture interest in Valassis de Mexico. This company was expected to capitalize on the growth of the Mexican retail industry by offering a wide variety of promotion marketing services. However, due to the current state of the economy and less-than-desirable test results, the Company has decided to exit this business in the first quarter of 1997. The disposal of the business will involve minimal costs and will not have a material effect on Company earnings.

The Company sold the assets of its personal check direct marketing division, Valcheck, in 1995. In addition, a decision was made at the end of 1995 to discontinue the in-store electronic sign network, Valassis In-Store Marketing. The assets of Valassis In-Store Marketing were subsequently sold in April 1996. Neither of these product lines demonstrated the profit potential necessary to warrant continued investment and marketing support.

COMPETITION

The Company currently competes in the cooperative FSI business principally with News America FSI, Inc. The Company competes for business primarily on the basis of category availability; frequency and availability of publication dates; customer service and sales relationships; and accuracy and price. In addition, the Company competes with in-store advertising and other forms of coupon delivery.

Several times in the past, new competitors have attempted to establish themselves in the FSI market. This has resulted in periods of intense price competition. Furthermore, the increase in the number of FSI programs published has led to a decrease in the number of pages per FSI program and the average price per page with a consequent material adverse effect on the Company's financial performance. The Company's results for the fiscal year ended June 30, 1994 and the six months ended December 31, 1994 were severely impacted by business booked under competitive pricing conditions, which accompanied the efforts of Sullivan Marketing, Inc. to enter the FSI market. Sullivan withdrew from the FSI market in February 1994. Some FSI price recovery took place during 1995 with further increases in FSI prices in 1996.

The VIP division competes with News America for package goods and fast food business and with commercial printers. VIP continues to add new services and product formats to meet the needs of an expanding customer base.

The Company competes with several newspaper network groups in the ROP market. As there are no significant capital investments associated with that business, other competitors could easily enter the ROP market. An increase in the number of ROP competitors could result in a loss of market share for the Company's ROP division.

BUSINESS STRATEGY

The Company's strategy is to remain focused on the FSI segment of its business and improve pricing, while offering its customers other products and services which complement its FSI expertise. In order to accomplish the foregoing, the Company will continue its commitment to minimize costs through the use of computerized information systems and state-of-the-art production facilities, while providing high levels of product quality and customer service. In addition, the Company will attempt to capitalize on its expertise in consumer promotion by further developing its existing VIP, Sampling and International divisions. Regarding new businesses, the strategy has been one of investigating opportunities, while minimizing financial risk. The Company will divest of new businesses that do not show the potential to grow into substantial profit centers within the foreseeable future. The Company expects to investigate strategic acquisitions that enhance shareholder value.

The Company has made a commitment to print all of its own promotional products and continue development of its proprietary software systems. The Company continues to invest in the further training of its personnel to maintain high levels of customer service.

EMPLOYEES

At December 31, 1996, the Company had approximately 1,200 employees. Approximately 407 of these employees are on the Company's sales, sales operations and marketing staff; approximately 700 are involved in manufacturing; approximately 27 are on its management information systems staff; and approximately 66 are involved with administration. None of the Company's employees are represented by a labor union. The Company considers labor relations with employees to be good and has not experienced any interruption of its operations due to labor disagreements.

ITEM 2.  PROPERTIES

The principal executive offices of the Company are located in a leased office complex in Livonia, Michigan. The Company has entered into a lease commencing in April 1997 for a new executive office building replacing the former lease which expires on April 30, 1997. The Company also leases sales offices in Los Angeles (Seal Beach), Chicago (Schaumburg), Atlanta, Dallas, Boston, Minneapolis, Wilton, Connecticut, and various other localities.

The Company operates three printing facilities. The Livonia printing facility is owned by the Company and consists of approximately 225,000 square feet and includes VIP, printing and warehouse facilities. The Company owns a printing facility in Durham, North Carolina and leases (with an option to purchase for a nominal amount at the end of the lease term) a printing facility in Wichita, Kansas, consisting of approximately 110,000 square feet and 138,000 square feet, respectively. In addition, the Company leases a facility in Plymouth, Michigan which houses its pre-press operations. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, the Company may require services of a contract printer.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various routine litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of the Company's common stock at December 31, 1996 was 340.

High and low stock prices and dividends during the twelve months ended December 31, 1996 and 1995 were:

                            1996                       1995
                   ------------------------------------------------------
                                      CASH                       CASH
                     SALES PRICE    DIVIDENDS   SALES PRICE    DIVIDENDS
QUARTER ENDED        HIGH    LOW    DECLARED    HIGH    LOW    DECLARED
----------------------------------------------------------------------
March 31           $17 5/8 $15 1/2    $---     $18 5/8 $14 1/2   $---
June 30             19 3/8  14 5/8     ---      18 1/2  16 1/8    ---
September 30        18 3/8  14 7/8     ---      17 1/4  14        ---
December 31         21 1/8  14 5/8     ---      17 7/8  13 5/8    ---



On June 21, 1993, the Company suspended its policy of paying quarterly cash dividends in light of the Company's earnings outlook. There is no assurance as to the payment of future dividends because they are dependent on future earnings, capital requirements and financial condition. In addition, the payment of future dividends is subject to the restrictions described in Note 4 to the financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands of dollars, except per share data)

                                            SIX MONTHS
                             YEAR ENDED       ENDED         YEAR ENDED JUNE 30
                             DECEMBER 31    DECEMBER 31
                           1996     1995      1994        1994     1993      1992
----------------------------------------------------------------------------------
Net sales and other
 operating revenues....  $659,108  $613,752   $279,034  $542,609  $661,378  $684,029

Earnings from
 continuing operations
 (before extraordinary
 loss).................    42,902    9,574      1,923     5,173    81,934    74,416

Total assets...........   273,734  258,932    234,330   239,709   275,165   292,718

Long-term debt, less
 current portion.......   395,865  416,034    417,927   419,000   418,741   462,883

Earnings per share before
 extraordinary loss....     1.00     .22        .04      .12        1.89      ---

Net earnings (loss) per
 share.................     1.00     .22       (.05)     .12        1.89      ---

Pro Forma net earnings
 per share from con-
 tinuing operations....      ---     ---        ---      ---         ---      1.62

Cash dividends declared
 per share.............      ---     ---        ---      ---         .42^    .1075*



^Dividends were paid for the first three quarters of fiscal year 1993 only.

*Declared for the quarter ended June 30, 1992, which was the first full quarter after the initial public offering.


This information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," including specifically "Business Outlook" and elsewhere in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery modes, including in-store advertising systems and other forms of coupon delivery; an increase in the Company's paper costs; or general business and economic conditions.

GENERAL

Valassis Communications, Inc. ("VCI" and the "Company") derives revenues primarily from the sale of space in promotional materials printed on the Company's printing presses. The Company's prime cost components include paper, payments to newspapers for insertion of promotional materials (media), printing costs (including labor) and shipping.

As a result of the acquisition of Valassis in 1986, the Company incurred approximately $332.0 million in debt. The acquisition included significant amounts of tangible and intangible assets. As a consequence, the Company's results of operations include a significant level of non-cash expenses related to the amortization of intangible assets, including goodwill.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues.

                                                         SIX MONTHS        FISCAL YEAR
                      YEAR ENDED       YEAR ENDED          ENDED              ENDED
                       DEC. 31,         DEC. 31,          DEC. 31,           JUNE 30,
                        1996              1995              1994               1994
-----------------------------------------------------------------------------------------
                             % OF              % OF              % OF              % OF
($ IN MILLIONS)    ACTUAL  REVENUES  ACTUAL  REVENUES  ACTUAL  REVENUES  ACTUAL  REVENUES
-----------------------------------------------------------------------------------------
FSI sales......... $504.1   76.5%    $480.7   78.3%    $211.9   75.9%    $447.9   82.5%
VIP sales.........   89.4   13.6       76.8   12.5       37.3   13.4       58.6   10.8
ROP sales.........   25.5    3.9       19.4    3.2       20.2    7.2       28.4    5.2
Other.............   40.1    6.0       36.9    6.0        9.6    3.5        7.7    1.5
_________________________________________________________________________________________
Revenues..........  659.1  100.0      613.8  100.0      279.0  100.0      542.6  100.0
Cost of products
 sold.............  473.1   71.8      466.1   75.9      223.5   80.1      432.5   79.7
_________________________________________________________________________________________
Gross profit......  186.0   28.2      147.7   24.1       55.5   19.9      110.1   20.3
Selling, general
 and administra-
 tive expenses....   67.1   10.2       59.5    9.7       27.5    9.9       62.6   11.5
Amortization of
 intangibles......    8.2    1.2        9.6    1.5        4.7    1.7       10.9    2.0
Minority interest.    ---    ---       (1.4)   (.2)       (.3)   (.1)       ---    ---
Write-downs/sale of
  business........    ---    ---       16.9    2.8         ---    ---       ---    ---
_________________________________________________________________________________________
Operating earnings  110.7   16.8       63.1   10.3       23.6    8.4       36.6    6.8
Interest expense..   39.6    6.0       40.5    6.6       19.6    7.0       38.2    7.1
_________________________________________________________________________________________
Earnings (loss)
 before income
 taxes and extra-
 ordinary loss....   71.1   10.8       22.6    3.7        4.0    1.4       (1.6)   (.3)
Income taxes......   28.2    4.3       13.0    2.1        2.1     .7       (6.8)  (1.3)
_________________________________________________________________________________________
Earnings before
 extraordinary
 loss.............  $42.9    6.5%     $ 9.6    1.6%     $ 1.9     .7%     $ 5.2    1.0%
=========================================================================================


CALENDAR 1996 COMPARED TO CALENDAR 1995

Net earnings increased 347% to $42.9 million in 1996 from $9.6 million in 1995. This increase was due primarily to improved pricing in the core business of FSIs. In addition, 1995 earnings included an after-tax charge of $12.5 million due to writedowns of assets related to the discontinuance of Valassis In-Store Marketing and the goodwill of Valassis of Canada.

Revenues for calendar 1996 were $659.1 million up 7.4% from $613.8 million in calendar 1995. FSI revenue increased 4.9% to $504.1 million in 1996. Again this increase was primarily attributable to higher FSI pricing. Volume was down slightly as the result of fewer publishing dates; however, the Company's market share increased. Management expects FSI page volume to be relatively flat in 1997. A significant increase in VIP revenue was experienced, with $89.4 million in 1996 versus $76.8 million in 1995. This 16.4% increase was due to increased promotional activity by core customers and new customers, as well as strong demand for VIP's expanded product line. ROP revenue rose 31.4% to $25.5 million in 1996 as the result of increased activity by retail accounts and the pharmaceutical industry. Although ROP is not expected to be an area of growth, the Company continues to look for ways to make it more efficient. Revenue from other businesses also increased particularly in the area of sampling. Management expects this growth to continue in 1997.

Gross profit as a percentage of revenue increased to 28.2% in 1996 compared to 24.1% in 1995. The increase was due to improved FSI pricing. Paper costs began to fall during 1996 after the dramatic increases seen in 1995; however, the average cost for 1996 was up slightly from the 1995 average. The declining paper prices experienced throughout 1996 will have an even greater positive effect in 1997. Management believes paper costs will flatten and remain stable in 1997.

Selling, general and administrative expenses increased to $67.1 million in 1996 versus $59.5 million in 1995. A $1 million insurance refund was netted against 1995 SG&A expenditures. The remaining increase was due in part to increased selling cost associated with higher revenues and a full year of operations for Valassis of Canada in 1996.

Interest expense was down in 1996 to $39.6 million from $40.5 million. The Company purchased $13 million and $2 million of its public subordinated debt in 1996 and 1995, respectively.

CALENDAR 1995 COMPARED TO CALENDAR 1994

Net earnings increased to $9.6 million in 1995 from $3.8 million (before extraordinary loss of $4.2 million) in the comparable twelve-month period ended December 31, 1994. This increase was due primarily to improved pricing in the core business of FSIs as the negative impact of the 1993-1994 industry price war began to lessen. Earnings for 1995 were negatively affected, however, due to dramatic increases in the cost of paper, as well as write-downs associated with the discontinuance of Valassis In-Store Marketing and the goodwill of Valassis of Canada.

Revenues for calendar 1995 were $613.8 million, up 9.1% from $562.8 million in calendar 1994. Again, this increase was primarily attributable to higher FSI pricing in 1995. FSI revenue rose 7.7% to $480.7 million in 1995. Although price recovery was substantial, pages produced were down nearly 7% as a result of decreased market share and fewer publishing dates in 1995 versus 1994. A significant increase in VIP revenue was experienced, with $76.8 million in 1995 versus $61.8 million in 1994. Growth is attributed to expanded printing capacity, increased spending by traditional customers, and new product offerings. ROP revenue declined in 1995 to $19.4 million compared with $38.3 million in 1994. This decrease was due to the loss of a large contract which expired in early 1995. New businesses, including sampling and international ventures contributed nearly $36 million in revenue in 1995, compared with $13.5 million in 1994. This increase was primarily due to the acquisition of Valassis of Canada in 1995 and growth in the sampling division.

Gross profit as a percentage of revenue increased to 24.1% in 1995 compared with 19.8% in 1994. The increase was due to higher pricing offset somewhat by unprecedented increases in the cost of paper, the Company's largest cost component. Improved media and printing efficiencies were also experienced in 1995, due to increased book sizes.

Selling, general and administrative expenses decreased to $59.4 million in 1995 compared with $69.9 million in 1994. The 1994 figure includes a one-time charge of $14.0 million to settle a lawsuit with Sullivan Marketing, Inc.

Interest expense increased slightly to $40.5 million in 1995 from $39.4 million in 1994. Debt refinancing done at the end of 1994, resulted in extended maturities and a higher interest rate. During 1995, $2 million of public debt was extinguished, through an open-market purchase of subordinated debt.

The assets of Valcheck were sold in May of 1995 resulting in a pre-tax loss of $1 million. Valcheck accounted for $6.2 million and $3.9 million of revenue in 1995 and 1994, respectively.

In 1995, the Company decided to discontinue its in-store electronic sign network resulting in a pre-tax charge of $9.7 million to restate the assets to net realizable value. In addition, the goodwill recorded as a result of the purchase of Valassis of Canada was written down in accordance with the requirements of FAS 121-Impairment of Long-Lived Assets, resulting in a charge of $6.2 million. There was no income tax effect related to the write-down of Canadian goodwill. Based on the competitive climate, the Canadian economy and changes in the mail order business, the projected future cash flows from the acquired business were not sufficient to justify the carrying value of the intangible assets. Valassis of Canada generated a pre-write-down net loss of $1.5 million in its nine months of operations in 1995, with $12.7 million of revenue.




SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED TO SIX MONTHS ENDED DECEMBER
31, 1993

Earnings before the extraordinary loss related to the extinguishment of debt for the six months ended December 31, 1994 decreased to $1.9 million from $3.3 million in the same period a year earlier. This decrease was due to the effects of an industry oversupply of available FSI programs, caused by the entrance of a new competitor, which resulted in substantial downward pressure on prices.

Although the oversupply situation ended in February, 1994, due to the exit of a competitor, most calendar 1994 business was already booked at these lower prices.

Revenues increased from $258.8 million in the year-ago period to $279.0 million, an increase of 7.8%. FSI revenue decreased to $211.9 million for the six months ended December 31, 1994, from $213.5 million for the same period a year earlier. Although pricing of the core product was down for the December 31, 1994 period as described earlier, increases in pages produced virtually offset the lower pricing. VIP revenue increased to $37.3 million during the period from $34.2 million a year earlier, an increase of 9%. VIP added a new press during the six months ended December 31, 1994, to increase its press capacity and take advantage of new business opportunities. ROP revenue increased by 96% to $20.2 million during the six-month period ended December 31, 1994, versus $10.3 million in the same period a year earlier. This increase was attributable to a single new client whose contract expired in early 1995. New businesses, including Valassis Sampling, Valassis In-Store Marketing, Valcheck and two international ventures contributed $8.6 million in revenue during the six months ended December 31, 1994.

Gross profit as a percentage of revenues decreased from 21.0% for the year-ago period to 19.9% for the six months ended December 31, 1994. This decrease was primarily the result of the deeply discounted FSI prices experienced due to the competitive situation described above. The pricing effect was offset somewhat by media efficiencies gained by larger book sizes, as well as favorable pricing of paper.

Selling, general and administrative expenses increased by almost 36% to $27.5 million in the six months ended December 31, 1994, from $20.2 million during the same period a year earlier. This increase was primarily due to the expenses associated with new business ventures, staffing and sales.

Interest expense increased from $18.5 million in the year-ago period to $19.6 million in the six-month period ended December 31, 1994, an increase of 6.1%. During the quarter ended December 31, 1994, the Company purchased $256.1 million of existing debt and issued new debt of $255.0 million. This refinancing resulted in extended maturities and a higher interest rate.

New business ventures, including Valassis Sampling, Valassis In-Store Marketing, Valcheck and international businesses had a negative impact on the Company's results for the six months ended December 31, 1994 of approximately 5 cents per share.

The six months ended December 31, 1994 also included an extraordinary loss of $4.2 million, net of tax, as a result of the debt restructuring described above.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity requirements arise mainly from its working capital needs, primarily accounts receivable and inventory. The Company does not offer financing to its customers. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost while it accrues progress billings at full sales value. Therefore, the progress billings on the balance sheet include the amount of the gross margin. Because these practices are consistent, and receivables and payables are reasonably predictable, the Company can operate with low, or even negative, working capital, and under normal circumstances, does not need to generate additional funds to cover the shortfall.

Management believes that the Company will generate sufficient funds from operations and have sufficient lines of credit available to meet its currently anticipated liquidity requirements, including interest expense under the Notes and the Credit Facility. Restrictions as to the amount of dividends which may be paid exist under the Credit Facility and the indenture covering the Notes. At December 31, 1996, the Company had lines of credit in the amount of $40 million available and unused under its Credit Facility. (See Note 4 to Financial Statements)

CASH FLOW - CALENDAR 1996 AND 1995

The Company experienced a significant improvement in cash flow during 1996, due to increased earnings. Cash provided by operating activities was $65.8 million in 1996 compared with $26.2 million in 1995. The Company used a portion of this excess cash flow to purchase $13.0 million of its outstanding subordinated debt and $21.6 million of its common stock in 1996. The Company intends to continue its share and debt repurchase programs in 1997.

CASH FLOW - CALENDAR 1995 AND 1994

The Company experienced a significant improvement in cash flow during 1995 based on the FSI price recovery described earlier. Cash provided by operating activities was $26.2 million in 1995 compared with cash used of $1.0 million in 1994. This improvement was primarily due to the improvement in earnings in 1995.

CASH FLOW - SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

Net cash used in operating activities was $.2 million during the six months ended December 31, 1994, compared with cash used of $.1 million in the six months ended December 31, 1993. Cash used in investing activities during the six months ended December 31, 1994 was significantly higher than the same period a year earlier due to the addition of a new press to increase print capacity for specialized VIP promotions. The Company also purchased an 80% interest in both Valcheck and GAPP (Valassis France) during this period.

During the six months ended December 31, 1994, the Company retired $256.1 million of its existing long-term public debt and issued $255 million in new public debt with an extended maturity and a higher interest rate.

CAPITAL EXPENDITURES - The Company operates three printing facilities. Capital expenditures were $7.1 million for the year ended December 31, 1996. Management expects future capital expenditure requirements of approximately $5.0 million to $15.0 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be obtained from funds provided by operations.

INFLATION - The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation on the results of the Company's operations and financial condition has not been significant.

BUSINESS OUTLOOK

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

--Price recovery for the Company's principal product, the free-standing insert, is expected to level off during 1997.

--The price of paper, which is a major cost factor in the Company's business, escalated sharply in 1995 and decreased nearly as fast in 1996. Paper prices are expected to level off in 1997 at a substantially lower average cost than experienced in 1996. The Company expects that this will have a positive impact on 1997 earnings.

--FSI page volume is expected to be relatively flat in 1997.

The above expectations are forward looking statements that involve a number of risks and uncertainties. Among the factors that could affect expectations are the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods, including in-store advertising systems; an increase in the Company's paper costs; or general business and economic conditions.

The following is a summary of the quarterly results of operations for the years ended December 31, 1996, December 31, 1995.

                                                 THREE MONTHS ENDED
Thousands of dollars,
except per share data           MAR. 31       JUNE 30       SEPT. 30      DEC. 31
----------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1996

Revenue......................  $180,533       $162,651      $151,835      $164,089
Cost of products sold........   134,290        116,994       107,009       114,831
Net earnings.................    10,460         10,006        10,763        11,674
Net earnings per common share       .24            .23           .25           .28


                                                 THREE MONTHS ENDED
Thousands of dollars,
except per share data           MAR. 31       JUNE 30       SEPT. 30      DEC. 31
-----------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1995

Revenue......................  $157,372       $155,510      $138,031      $162,839
Cost of products sold........   115,226        116,356       106,564       127,974
Net earnings (loss)..........     8,838          6,695         3,328       (9,287)*
Net earnings (loss) per
 common share................       .20            .16           .08         (.22)*






*Includes a $12.5 million after-tax charge relating to the discontinuance of the Valassis In-Store Marketing business and the write-down of goodwill of Valassis of Canada.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    VALASSIS COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31,     DECEMBER 31,
(IN THOUSANDS)                             1996             1995
----------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents............  $    60,172      $    34,408
Accounts receivable (less allowance
 for doubtful accounts of $684 at
 December 31, 1996 and $810 at
 December 31, 1995)..................       92,745           84,427
Inventories:
Raw materials........................        6,091           13,840
Work in process......................       14,734           14,267
Prepaid expenses and other...........        1,931            3,686
Deferred income taxes (Note 6).......        2,088            4,330
Refundable income taxes..............          ---               97
-----------------------------------------------------------------------
TOTAL CURRENT ASSETS.................      177,761          155,055
-----------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, AT COST:
Land and buildings...................       19,991           19,617
Machinery and equipment..............      108,800          107,615
Office furniture and equipment.......       17,782           17,215
Automobiles..........................          887              789
Leasehold improvements...............        1,458            1,443
-----------------------------------------------------------------------
                                           148,918          146,679
Less accumulated depreciation and
 amortization........................     (114,100)        (111,792)
-----------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT....       34,818           34,887
-----------------------------------------------------------------------
INTANGIBLE ASSETS (NOTE 3):
Goodwill.............................       68,594           68,631
Other intangibles....................       83,706           88,524
-----------------------------------------------------------------------
                                           152,300          157,155
Less accumulated amortization........      (96,396)         (93,038)
-----------------------------------------------------------------------
NET INTANGIBLE ASSETS................       55,904           64,117
-----------------------------------------------------------------------
OTHER ASSETS (PRIMARILY DEBT
 ISSUANCE COSTS).....................        5,251            4,873
-----------------------------------------------------------------------
TOTAL ASSETS.........................     $273,734         $258,932
=======================================================================


                         VALASSIS COMMUNICATIONS, INC.
                    CONSOLIDATED BALANCE SHEETS, CONTINUED


                                       DECEMBER 31,           DECEMBER 31,
(in thousands, except share data)          1996                   1995
----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable......................    $67,251                $71,936
Accrued interest......................      6,066                  6,425
Accrued expenses......................     22,435                 21,204
Progress billings.....................     57,234                 49,209
Current portion, long-term debt.......      7,290                    ---
Income taxes payable..................      1,124                    ---
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES.............    161,400                 148,774
-----------------------------------------------------------------------------

LONG-TERM DEBT (Note 4)..............     395,865                 416,034

Deferred income taxes (Note 6).......       2,565                   3,029

Minority interests...................         498                     369

STOCKHOLDERS' DEFICIT (Notes 9 and 10):

Common stock of $.01 par value. Authorized
100,000,000 shares; issued 43,407,906 at
December 31, 1996 and 43,302,500 at
December 31, 1995; outstanding 42,077,196
at December 31, 1996 and 43,302,500 at
December 31, 1995....................         434                     433
Additional paid-in capital...........      41,337                  39,590
Accumulated deficit..................    (306,555)               (349,457)
Foreign currency translations........        (260)                    160
Treasury stock, at cost (1,330,800 shares
 at December 31, 1996)...............     (21,550)                    ---
-----------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT..........    (286,594)                (309,274)
-----------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT.............................    $273,734                 $258,932
=============================================================================



See accompanying notes to consolidated financial statements.

                            VALASSIS COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            SIX MONTHS
                                       YEAR ENDED              ENDED      YEAR ENDED
-----------------------------------------------------------------------------

(in thousands, except for           DEC. 31,    DEC. 31,      DEC. 31,      JUNE 30,
  per share data)                     1996        1995          1994          1994
-----------------------------------------------------------------------------
REVENUES:
Net sales......................... $656,602     $609,969      $277,944      $539,737

Other.............................    2,506        3,783         1,090         2,872
-----------------------------------------------------------------------------

                                    659,108      613,752       279,034       542,609
-----------------------------------------------------------------------------

COST AND EXPENSES:

Cost of products sold.............  473,123      466,120       223,456       432,492
Selling, general and administrative  67,139       59,445        27,473        62,625
Amortization of intangible assets.    8,181        9,626         4,672        10,902
Interest..........................   39,625       40,451        19,623        38,217
Minority interests................      (12)      (1,374)         (262)          ---
Write downs/sale of business......      ---       16,870           ---           ---
(Note 3 and 13)
-----------------------------------------------------------------------------

                                    588,056       591,138      274,962       544,236
-----------------------------------------------------------------------------

Earnings (loss) before income taxes
 and extraordinary loss...........   71,052        22,614        4,072        (1,627)

Income taxes (Note 6).............   28,150        13,040        2,149        (6,800)
-----------------------------------------------------------------------------

EARNINGS BEFORE EXTRAORDINARY LOSS   42,902         9,574        1,923         5,173
Extraordinary loss (net of tax
 benefit of $2,694)...............      ---           ---       (4,176)          ---
(Note 4)
-----------------------------------------------------------------------------

NET EARNINGS (LOSS)...............$  42,902    $    9,574     $ (2,253)     $  5,173
=======================================================================================
NET  EARNINGS PER COMMON SHARE
 BEFORE EXTRAORDINARY LOSS        $    1.00    $      .22     $    .04      $    .12
=======================================================================================

NET EARNINGS (LOSS) PER
 COMMON SHARE                     $    1.00    $      .22     $   (.05)     $    .12
=======================================================================================

See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                ADDITIONAL                        FOREIGN      TOTAL
                          COMMON  PAID-IN  ACCUMULATED  TREASURY  CURRENCY  STOCKHOLDERS'
(in thousands)             STOCK  CAPITAL    DEFICIT      STOCK  TRANSLATION   DEFICIT
-----------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1993...$433  $39,566   $(361,951)  $   ---    $  ---     $(321,952)

Net earnings................                    5,173                             5,173
-----------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1994... 433   39,566    (356,778)      ---       ---      (316,779)

Net loss....................                   (2,253)                           (2,253)
-----------------------------------------------------------------------------------------
BALANCES AT DEC. 31, 1994... 433   39,566    (359,031)      ---       ---      (319,032)

Net earnings................                    9,574                             9,574

Exercise of stock options...           24                                            24

Foreign currency translation                                          160           160
-----------------------------------------------------------------------------------------

BALANCES AT DEC. 31, 1995... 433   39,590    (349,457)      ---       160      (309,274)

Net earnings................                   42,902                            42,902

Stock repurchase............                             (21,550)               (21,550)

Exercise of stock options...   1      851                                           852

Stock grants................          896                                           896

Foreign currency translation                                         (420)         (420)
-----------------------------------------------------------------------------------------

BALANCES AT DEC. 31, 1996...$434  $41,337   $(306,555)  $(21,550)   $(260)    $(285,594)
=========================================================================================




See accompanying notes to consolidated financial statements.

                       VALASSIS COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW


                                               YEAR           SIX MONTHS      YEAR
(in thousands)                                 ENDED             ENDED        ENDED
---------------------------------------------------------------------------------------
                                         DEC. 31,   DEC. 31,    DEC. 31,     JUNE 30,
                                           1996       1995        1994         1994
---------------------------------------------------------------------------------------

Cash flows from operating activities:

Net earnings (loss)..................    $42,902     $9,574     $(2,253)    $  5,173
Adjustments to reconcile net earnings
 (loss) to net cash provided by
 (used in) operating activities:

Depreciation.........................      6,864      9,251       5,050       12,798

Amortization of intangibles and
 bond discount.......................      8,334      9,733       4,672       11,161

Provision for losses on accounts
 receivable..........................        600        675          50          600

Loss (gain) on sale of property, plant
 and equipment.......................         54         82        (169)      (1,048)

Deferred income taxes................      1,778     (3,202)       (549)      (1,333)

Minority interest....................        129     (1,374)       (262)         ---

Write-down of assets.................        ---     15,920         ---          ---

Changes in assets and liabilities
which increase (decrease) cash flow:
Accounts receivable..................     (8,918)   (21,659)      1,447       (5,479)
Inventories..........................      7,282     (6,206)     (5,581)       2,947
Prepaid expenses and other...........      1,755       (732)       (608)         225
Other assets.........................       (378)     1,252        (786)         658
Accounts payable.....................     (4,685)       133      (5,836)      10,830
Accrued interest and expenses........        872      1,957      (5,731)      (1,389)
Income taxes.........................      1,221        980       3,319      (27,918)
Progress billings....................      8,025      9,776       7,003       (8,088)
---------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS....................     22,933     16,586       2,019       (6,036)
---------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES................     65,835     26,160        (234)        (863)
=======================================================================================



                            VALASSIS COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOW, CONTINUED



                                               YEAR           SIX MONTHS      YEAR
(in thousands)                                 ENDED             ENDED        ENDED
---------------------------------------------------------------------------------------
                                         DEC. 31,   DEC. 31,    DEC. 31,     JUNE 30,
                                           1996       1995        1994         1994
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and
 equipment............................  $  (7,104) $ (6,530)   $ (9,173)   $  (4,069)
Proceeds from sale of property, plant
 and equipment........................        255       207         227        1,124
Purchase of McIntyre & Dodd...........        ---    (6,575)        ---          ---
Purchase of EMARC.....................        ---       ---         ---       (3,450)
Purchase of Valcheck..................        ---       ---      (1,160)         ---
Sale of Valcheck......................        ---       950         ---          ---
Purchase of GAPP......................        ---       ---        (453)         ---
Contribution to Valcheck by minority
 shareholder..........................        ---       846         757          ---
Foreign currency translation..........       (420)      160         ---          ---
---------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES.     (7,269)  (10,942)     (9,802)      (6,395)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock      1,748        24         ---          ---
Repurchase of common stock............    (21,550)      ---         ---          ---
Proceeds from long-term debt..........        ---       ---     255,000          ---
Repayments on long-term debt..........    (13,000)   (2,000)   (256,135)         ---
---------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES.    (32,802)   (1,976)     (1,135)         ---
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents.....................     25,764    13,242     (11,171)      (7,258)
Cash and cash equivalents at beginning
 of the period........................     34,408    21,166      32,337       39,595
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF
 THE PERIOD...........................    $60,172   $34,408     $21,166      $32,337
=======================================================================================
Supplemental disclosure of cash flow information:

Cash paid during the period for interest  $39,984   $40,781     $23,682      $38,293
=======================================================================================
Cash paid (refunded) during the period
 for income taxes.....................    $25,151   $15,171   $  (3,315)     $22,451
=======================================================================================



See accompanying notes to consolidated financial statements.

                 VALASSIS COMMUNICATIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

Valassis Communications, Inc. (VCI or the Company) became a publicly-held company upon completion of its initial public offering on March 18, 1992. The Company is 50% owned by Consolidated Press Holdings Ltd. The Company operates in a single industry segment and principally produces free-standing inserts for customers in the package goods industry throughout the United States. No single customer accounted for more than 10 percent of the Company's sales during the fiscal periods ending in 1994, 1995, or 1996.

Effective July 1, 1994, VCI elected to change its reporting year end from June 30 to December 31.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its majority- owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Sales and earnings are recognized in the period the product is inserted for distribution. Progress billings represent customer billings in advance of the insertion date.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined by the last-in, first-out (LIFO) method for the material component which represents 76% and 84% of total inventory at December 31, 1996 and December 31, 1995, respectively. As a result of decreases in material costs compared to prior years, LIFO inventories at December 31, 1996 were written down by $1,701,000, which represents the excess of LIFO costs over market. If the first-in, first-

                VALASSIS COMMUNICATIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

out (FIFO) method of determining cost had been used, inventories would have been $5,175,000 higher than reported at December 31, 1995.

During 1996, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years, as compared with the cost of 1996 purchases; the effect of which decreased net income by approximately $1,402,000 for the year ended December 31, 1996.

ADVERTISING

The Company expenses the cost of advertising as incurred, except for Valcheck's direct-response advertising, which was capitalized and amortized over its expected period of future benefits. Direct-response advertising consisted of the costs of direct mail order forms in FSI newspaper inserts. The capitalized costs were amortized over a three-month period following the distribution date of the insert. The assets and operations of Valcheck were sold during 1995.

At December 31, 1994, advertising costs totaling $537,000 were reported as assets. Advertising expense for the years ended December 31, 1996 and 1995, for the six-month period ended December 31, 1994, and the year ended June 30, 1994 were $180,000, $5,037,000, $2,926,000 and $221,000, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost. Expenditures and improvements which add significantly to the productive capacity or extend the useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the estimated life of the related asset or the lease-term using the straight-line method. The useful lives of the major classes of property, plant and equipment are as follows:

                  CLASS                     RANGE
           -----------------------------    -------------
           Buildings                        5 - 20 years
           Machinery and equipment          5 - 10 years
           Office furniture and fixtures    3 - 5 years
           Automobiles                      3 years
           Leasehold improvements           3 - 10 years


INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. The Company adopted FAS-121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of" in 1995. The carrying value of goodwill is reviewed if circumstances


                VALASSIS COMMUNICATIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. The effects of the adoption of FAS-121 are discussed in Note 3.

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards (SFAS)
109 "Accounting for Income Taxes" effective July 1, 1993. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11
"Accounting for Income Taxes") to the asset and liability method.
Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. The effect of adopting SFAS 109 was recorded in the results of operations of the fiscal year ended June 30, 1994 and was not material.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price at least equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments ($12.9 million and $29.7 million at December 31, 1996 and 1995, respectively) with high credit quality financial institutions.
The carrying value of the cash and temporary investments approximates fair value. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

The Company's debt is also a financial instrument with an excess of fair market value over stated value of $17.6 million and $10.9 million at December 31, 1996 and 1995, respectively. See Note 4 for additional fair value disclosure.



                VALASSIS COMMUNICATIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign
Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' deficit.

Summarized financial information for the foreign operations is not presented herein, since revenues and assets of the foreign operations are each less than 10% of the respective consolidated amounts and, accordingly, are not considered material in relation to the consolidated financial statements. Additionally, foreign translation gains and losses have been insignificant for all years presented.


(3)  INTANGIBLE ASSETS (dollars in thousands)

Intangible assets which principally arose from the 1986 acquisition of specific net assets from GFV Communications, Inc., and its related affiliates, as well as the purchase of other businesses, consist of the following:

                                                                            REMAINING
                                                                           AMORTIZABLE
                  ORIGINAL                  UNAMORTIZED    UNAMORTIZED       LIFE IN
                AMORTIZABLE  FAIR VALUE AT   BALANCE AT     BALANCE AT       YEARS AT
INTANGIBLE     LIFE IN YEARS  ACQUISITION  DEC. 31, 1995  DEC. 31, 1996   DEC. 31, 1996
---------------------------------------------------------------------------------------
Goodwill          15 - 20      $68,594        $29,993        $26,716         10 to 13

The Valassis name
  and other          20         32,100         17,521         15,916           10.0

Pressroom operating
  systems          13.375       50,000         15,848         12,088           3.375

Other              5 - 20        1,606            755          1,184        up to 10.67
---------------------------------------------------------------------------------------
                              $152,300        $64,117        $55,904
=======================================================================================

Valassis adopted FAS-121, "Accounting for the Impairment of Long-Lived Assets" in the fourth quarter of 1995. FAS-121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present. It was determined based on undiscounted projected cash flows currently estimated to be generated by Valassis of Canada, that the carrying amount of goodwill was overstated and a write-down of $6.2 million was recorded. The writedown was related to the deterioration of pricing in the Canadian FSI market and in the mail order business.

                VALASSIS COMMUNICATIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as a result of the Company's decision to discontinue its in-store division, goodwill of $5.3 million associated with that business was also written down in fiscal year 1995.


(4)  LONG-TERM DEBT

Long-term debt is summarized as follows:

<CAPTION?
                                                   DEC. 31,     DEC. 31,
(in thousands)                                       1996         1995
------------------------------------------------------------------------
Credit Facility................................  $    ----    $    ----
GAPP Debt Facility.............................         10           19
8 3/8% Senior Notes due 1997...................      7,290        7,284
8 7/8% Senior Notes due 1999...................      6,142        6,139
9 3/8% Senior Subordinated Notes due 1999......    134,833      147,729
9.55% Senior Notes due 2003....................    254,880      254,863
------------------------------------------------------------------------
                                                   403,155      416,034
Less current portion...........................      7,290         ----
------------------------------------------------------------------------
                                                 $ 395,865    $ 416,034
========================================================================

Minimum long-term debt maturities by year are as follows:

DECEMBER 31,
---------------------------------------------------------------
1997................................................  $   7,290
1998................................................          0
1999................................................    140,975
2000................................................          0
2001................................................          0
Thereafter.................... .....................    254,890
---------------------------------------------------------------
                                                       $403,155
===============================================================

CREDIT FACILITY

The Company has a $40 million Revolving Credit Agreement with Comerica Bank, Westpac Banking Corporation, and The Long-Term Credit Bank of Japan, Ltd. Chicago Branch (collectively, the "Banks') with Comerica acting as Agent for the Banks. The Agreement matures on August 1, 1998.

The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate.

                VALASSIS COMMUNICATIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no amounts outstanding on the Revolving Line at December 31, 1996 or 1995.

The Banks have a first-priority security interest in all of VCI's, and its subsidiaries', real and personal property.

The Credit Facility requires the Company to meet certain financial covenants. At December 31, 1996, under the most restrictive covenant, VCI would have been able to declare a dividend up to $7,500,000. In addition, the Credit Facility contains certain restrictive covenants that prescribe limits on VCI's ability to, among other things, create or incur additional indebtedness, make certain investments and other restricted payments, incur liens, provide guarantees, pay dividends and make other distributions, make acquisitions, engage in transactions with affiliates, enter into mergers or consolidations, liquidate, sell, lease, or otherwise transfer their business or property to another entity, engage in any business other than the business engaged in by VCI or substantially similar lines of business, and to enter into certain sales and leaseback transactions.

PUBLIC DEBT

The Public Debt consisting of Senior Notes due on March 15, 1997 and 1999, and the Senior Subordinated Notes due March 15, 1999, was issued under indentures dated March 15, 1992. In November 1994, the Company sold $255 million in Senior Notes, due 2003. The proceeds of these notes were used to retire through acquisition by tender offer $256.6 million of the 8-3/8% and 8-7/8% Senior Notes. The Company recorded a $4.2 million extraordinary loss net of applicable income taxes as a result of the refinancing. All of the Senior Notes are general unsecured obligations of VCI and rank on a parity in right of payment with all other Senior Indebtedness of VCI. The Senior Subordinated Notes are general unsecured obligations of VCI and are subordinated to all Senior Indebtedness of VCI. Interest is payable on the 2003 Senior Notes semiannually on June 1 and December 1 of each year, and on March 15 and September 15 of each year, for the remaining public debt.

The stated amount of the Public Debt is as follows:

     (in thousands)                            Stated Value
     -------------------------------------------------------
     8-3/8% Senior Notes Due 1997 ...........$    7,300
     8 7/8% Senior Notes Due 1999 ...........     6,150
     9 3/8% Senior Subordinated
     Notes due 1999..........................   135,000
     9.55% Senior Notes due 2003.............   255,000
     -------------------------------------------------------


Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The debt is traded in the over-the-counter

                VALASSIS COMMUNICATIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market. At December 31, 1995, the estimated fair market value of the debt was $10.9 million over stated value. The debt had an estimated excess of fair market value over stated value of $17.6 million at December 31, 1996. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors.

The Public Debt contains certain restrictive covenants similar to those described for the Credit Facility.


(5)  PROFIT SHARING AND BONUS PLANS

The Company has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

Expenses under the aforementioned plans were as follows:

                             YEAR ENDED       SIX MONTHS ENDED   YEAR ENDED
-----------------------------------------------------------------------------
                           DEC. 31,   DEC. 31,     DEC. 31,       JUNE 30,
(in thousands)               1996       1995         1994           1994
-----------------------------------------------------------------------------
Profit sharing plan         $4,067     $3,115       $1,552         $2,899

Bonus plans for salaried,
 sales and hourly personnel  7,021      5,535        1,689          3,122

Bonus plan for executives    2,295      1,800          613            500


(6) INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components.

                               YEAR ENDED       SIX MONTHS ENDED   YEAR ENDED
-----------------------------------------------------------------------------
                           DEC. 31,   DEC. 31,        DEC. 31,       JUNE 30,
(in thousands)               1996       1995            1994           1994
-----------------------------------------------------------------------------
Pre-tax income (loss):
United States              $73,147    $31,611          $4,393        $(1,627)
Foreign                     (2,095)    (8,997)           (321)           ---
-----------------------------------------------------------------------------
                           $71,052    $22,614          $4,072        $(1,627)
=============================================================================


                  VALASSIS COMMUNICATIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes have been charged (credited) to earnings as follows:

                               YEAR ENDED       SIX MONTHS ENDED   YEAR ENDED
-----------------------------------------------------------------------------
                           DEC. 31,   DEC. 31,        DEC. 31,       JUNE 30,
(in thousands)               1996       1995            1994           1994
-----------------------------------------------------------------------------
Federal:
  Current (refundable)     $23,953    $14,901          $2,348        $(4,640)
  Deferred credit            1,778     (3,111)           (549)        (2,760)

State and Local              2,419      1,250             350            600
-----------------------------------------------------------------------------
                           $28,150    $13,040          $2,149        $(6,800)
=======================================================================================

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

                                                    SIX MONTHS
                                  YEAR ENDED           ENDED       YEAR ENDED
-----------------------------------------------------------------------------
                              DEC. 31,   DEC. 31,     DEC. 31,       JUNE 30,
(in thousands)                  1996       1995         1994           1994
-----------------------------------------------------------------------------
Expected income tax
 expense (credit)             $24,868     $7,915       $1,425        $  (569)

Increase (decrease) in
 taxes resulting from:

Reversal of prior year
 accrual                          ---        ---          ---         (8,503)

Tax effect of non-
 deductible foreign losses        733      2,948          ---            ---

Amortization of intangibles     1,500      1,500          750          2,181

State and local income taxes,
net of federal benefit          1,572        813          228            390

Other items, net                 (523)      (136)        (254)          (299)
-----------------------------------------------------------------------------
ACTUAL INCOME TAX EXPENSE/
 (CREDIT)                     $28,150    $13,040       $2,149        $(6,800)
=============================================================================


                  VALASSIS COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 1994, the Company reversed a portion of prior years' accruals for income taxes which was determined to be no longer necessary as a result of the settlement of certain tax issues with the Internal Revenue Service for less than amounts previously accrued.

The sources of deferred income taxes and effects of each were as follows:

                                                    SIX MONTHS
                                  YEAR ENDED           ENDED       YEAR ENDED
-----------------------------------------------------------------------------
                              DEC. 31,   DEC. 31,     DEC. 31,       JUNE 30,
(in thousands)                  1996       1995         1994           1994
-----------------------------------------------------------------------------
Depreciation and amortization  $ (689)   $  (944)      $ (585)       $(2,800)
Accrued expenses                  ---        175          ---            604
Write-down of assets            3,407     (3,407)         ---            ---
Other items, net                 (940)     1,065           36           (564)
-----------------------------------------------------------------------------
                               $1,778    $(3,111)       $(549)       $(2,760)
=============================================================================


                     VALASSIS COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                    SIX MONTHS
                                  YEAR ENDED           ENDED       YEAR ENDED
-----------------------------------------------------------------------------
                              DEC. 31,   DEC. 31,     DEC. 31,       JUNE 30,
(in thousands)                  1996       1995         1994           1994
-----------------------------------------------------------------------------
Deferred tax liabilities:

Fixed assets                   $1,826     $2,308       $2,666         $2,955
Intangible assets                 638        746        1,268          1,394
Other                             101         72           74           ----
-----------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES  2,565      3,126        4,008          4,349

Deferred tax assets:

Write-down of assets              ---      3,407          ---            ---
Inventory                         595        677        1,562          1,285
Allowance for uncollectible
 accounts                         239        318          407            423
Foreign net operating loss
 carryforward                   1,611        177          ---            ---
Other - net                     1,254         25          229            282
-----------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS       3,699      4,604        2,198          1,990
Valuation allowance for
 foreign net operating loss
 carryforward                  (1,611)      (177)         ---            ---
-----------------------------------------------------------------------------

NET DEFERRED TAX ASSET/
 (LIABILITY)                    $(477)    $1,301      $(1,810)       $(2,359)
========================================================================


The Company has foreign loss carryforwards of $4,235,000, expiring as follows:


                         1999          $  545,000
                         2001             730,000
                         2002           1,620,000
                         2003           1,115,000
                         2004             225,000
                                       ----------
                                       $4,235,000
                                       ==========


                  VALASSIS COMMUNICATIONS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7)  COMMITMENTS

Total operating lease rentals, for various office space, charged to expense was $2,700,000 for the year ended June 30, 1994, $1,570,000 for the six months ended December 31, 1994 and $3,498,000 and $3,161,000 for the years ended December 31, 1995 and 1996, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 1996, are as follows:


YEAR ENDING DECEMBER 31,   (IN THOUSANDS)
----------------------------------------------------------
1997 . . . . . . . . . . . . . . . . . . .        $  3,614
1998 . . . . . . . . . . . . . . . . . . .           3,596
1999 . . . . . . . . . . . . . . . . . . .           3,188
2000 . . . . . . . . . . . . . . . . . . .           3,057
2001 . . . . . . . . . . . . . . . . . . .           2,349
Thereafter   . . . . . . . . . . . . . . .          20,349
-----------------------------------------------------------
                                                   $36,153
===========================================================

On January 20, 1992 and February 11, 1992, VCI's Board of Directors approved employment agreements for certain executives which became effective upon the public offering of its common stock, all of which have since been amended. Future commitments pursuant to such employment agreements are as follows:

YEAR ENDED           BASE SALARY      MAXIMUM CASH BONUS
----------------------------------------------------------
Dec. 31, 1997......  $2,223,000           $2,223,000
Dec. 31, 1998......   1,864,000            1,864,000
Dec. 31, 1999......   1,560,000            1,560,000
Dec. 31, 2000......   1,000,000            1,000,000
Dec. 31, 2001......   1,000,000                  ---
Thereafter.........   5,500,000                  ---

The Company's obligation to pay the maximum cash bonus is based on the Company attaining certain EPS targets. The Company also provides stock options to certain of its executives (See Note 9).

(8)  CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

                   VALASSIS COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  COMMON STOCK

Options granted under the 1992 qualified stock option plan, which authorized the issuance of a maximum of 2,778,947 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from two to five years from date of grant. In May, 1996, the Board and stockholders approved a resolution to increase the number of available shares by 250,000 to 3,028,947.

At December 31, 1996, there were outstanding options among 69 participants for the purchase of 2,795,532 shares. At December 31, 1996, there were 177,521 shares available for grant.

The following options to purchase the Company's common shares were outstanding under the Plan on December 31, 1996.

                                                                  SHARES
  YEAR OF        NUMBER OF     EXERCISE        EXPIRATION       EXERCISABLE
   GRANT           SHARES        PRICE            DATE       AT DEC. 31, 1996
-----------------------------------------------------------------------------
1992             2,157,400      $17.00          03/18/02         1,999,394
1993               121,544      $17.00          06/17/02            97,236
1994                86,500       $9.75          11/16/03            86,500
1994                30,386      $17.00          11/22/03            18,232
1994               113,079      $17.00          05/10/04            60,463
1995                44,079      $17.00          07/31/05             8,816
1996               153,386      $17.00          01/01/06            10,000
1996                43,579      $17.00          04/22/06               ---
1996                45,579      $17.00          05/06/06               ---


		         VALASSIS COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock option activity for the years ended December 31, 1996 and 1995, the six-months ended December 31, 1994 and the year ended June 30, 1994 is as follows:

                                     YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                              1996                        1995
                                    -------------------------    ------------------------
                                                  WEIGHTED                    WEIGHTED
                                                  AVERAGE                     AVERAGE
                                                 PER SHARE                   PER SHARE
                                    SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
                                    --------------------------    ------------------------

Outstanding at beginning of year    2,681,914      $16.72         2,662,955    $16.68
Granted                               250,544      $17.00            44,079    $17.00
Exercised                             (53,394)     $14.76            (2,500)   $ 9.75
Forfeited                             (83,532)     $17.00           (22,620)   $12.67
                                    ----------                    ----------
Outstanding at end of year          2,795,532      $16.78         2,681,914    $16.72
                                    ==========                    ==========
Options exercisable at year end     2,280,641                     2,140,245
                                    ==========                    ==========



                                     SIX MONTHS ENDED DECEMBER 31,     YEAR ENDED JUNE 30,
                                                1994                            1994
                                      ---------------------------     ------------------------
                                                       WEIGHTED                    WEIGHTED
                                                       AVERAGE                     AVERAGE
                                                      PER SHARE                   PER SHARE
                                      SHARES       EXERCISE PRICE      SHARES   EXERCISE PRICE
                                     ----------------------------     -------------------------
Outstanding at beginning of period    2,671,955        $16.65          2,400,490    $17.00
Granted                                  ---                             301,851    $13.93
Exercised                                ---                                ---
Forfeited                                (9,000)       $9.75             (30,386)   $17.00
                                      ----------                       ----------
Outstanding at end of period          2,662,955        $16.68          2,671,955    $16.65
                                      ==========                       ==========
Options exercisable at period end     1,183,819                        1,096,933
                                      ==========                       ==========


                  VALASSIS COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Because the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (Statement 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: weighted-average dividend yield of 0% and 0%, expected volatility of 34% and 36%, weighted-average risk-free interest rates of 5.84% and 6.43%, and weighted-average expected lives of 5.9 and 6.5 years.

The weighted average per share fair value of options granted during 1996 and 1995 was $6.84 and $6.09, respectively, for options granted at greater than market value. The weighted average per share fair value of options granted at market value was $7.07 in 1996; no such options were granted in 1995.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per share follows (in thousands except for earnings per share information):

                                   1996               1995
     Pro forma net income        $42,409             $9,535

     Pro forma earnings
       per share                   $.99               $.22






The pro forma effects in 1996 and 1995 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                   VALASSIS COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Board also approved a resolution to reserve 200,000 shares of Common Stock to be issued in accordance with an Employee and Director
Restricted Stock Award Plan and 250,000 shares to be issued under an Executive Restricted Stock Plan. These plans were approved by stockholders at the Company's Annual Meeting in 1996.

(10)  STOCK COMPENSATION PLANS

The following stock compensation plans have been implemented in 1996:

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of a cash raise, to non-employee, non-affiliated directors as a portion of their fee, and to participants in the Employee Stock Purchase Plan as described in the following paragraph. A total of 200,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its Chief Operating Officer, Alan F. Schultz, 7,500 shares of restricted stock have been or will be issued to Mr. Schultz annually in January 1996, 1997, 1998 and 1999, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over the vesting period. Such pre-tax expense was approximately $74,000 for the year ended December 31, 1996. In addition, several executives received restricted stock grants totaling 36,500 shares and vesting over a three-year period. The related expenses will be recognized over the vesting period and was approximately $212,000 for the year ended December 31, 1996. Also during 1996, one-half of the annual Director's fee of $40,000, to the four outside directors, was paid in restricted stock from this plan.

Employee Stock Purchase Plan

All full-time employees are eligible to participate in VCI's Employee Stock Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributed on behalf of each participant 15% of the participant's contributions in 1996. The Company contribution will increase to 25% in 1997. The Company's contribution is made in the form of restricted stock with a one-year transfer restriction and vesting. The value of the Company's stock contributed by the Company and expensed for the year ended December 31, 1996 totaled approximately $56,000.

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with one-year vesting, to certain executive officers. Currently, the Company's Chief Executive Officer, David A. Brandon, is the only executive eligible to receive restricted stock under this plan. The maximum number of restricted shares which may be issued under this plan is 250,000, provided that not more than 60% of such shares are awarded

                  VALASSIS COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to any one participant. Pursuant to an employment agreement between the Company, CPH and Mr. Brandon, Mr. Brandon is eligible to receive 30,000 shares of restricted stock each year beginning with 1996 through 2000, if 70% or more of the year's performance target, set by the Compensation/Stock Option Committee, is met. The remaining 100,000 shares are undesignated as of December 31, 1996. Compensation expense is recognized over the vesting period and is dependent on the market value of stock at the end of each quarter. Pre-tax compensation expense related to the plan for year ended December 31, 1996 was approximately $266,000.

401(k) Plan

The Company has also amended its 401(k) Plan to include a 15% match, payable in VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year. The expense related to this plan for the year ended December 31, 1996 was approximately $47,000. The matching percentage will increase to 25% in 1997.

(11)  DIVIDENDS

On June 21, 1993, the Company suspended its policy of paying quarterly cash dividends. In addition, the payment of future dividends is subject to the restrictions described in Note 4.

(12)  ACQUISITIONS

On March 28, 1995, the Company, through an indirectly wholly-owned subsidiary, purchased 100% of the capital stock of McIntyre & Dodd Marketing, Inc., a print media company in Canada involved in sales promotion and direct response marketing. The acquisition was made for $6,575,000 U.S. from available cash and has been accounted for as a purchase with the acquired operations included in the consolidated financial statements from the date of acquisition. Pro forma revenue and net earnings, as though the Canadian acquisition had been made as of January 1, 1994, are not presented herein, as the Company does not consider such disclosure to be material.

On September 8, 1994, the Company, through its wholly-owned subsidiary, Valassis International, Inc., purchased an 80% stockholder interest in GAPP (Valassis France) for $453,000. The acquisition has been accounted for as a purchase and resulted in $706,000 of goodwill being recorded. During 1996, the Company purchased the remaining 20% from the minority shareholder.

On July 8, 1994, the Company, through its wholly-owned subsidiary, Valassis Direct Response, Inc., funded the purchase of an 80% partnership interest in the assets of DRB Holdings, Inc. for $1,160,000. The acquisition was accounted for as a purchase and resulted in $1,087,000 of goodwill being recorded on the newly-formed company,

                   VALASSIS COMMUNICATIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valcheck Company.  The assets of Valcheck were subsequently sold. (See
Note 13)

On March 10, 1994, the Company, through its wholly-owned subsidiary, Valassis In-Store Marketing, Inc., purchased the assets of EMARC, Inc. for $3,450,000 in cash and assumed liabilities of $4,898,000. The acquisition has been accounted for as a purchase and resulted in $5,828,000 of goodwill being recorded. The Company sold all of the assets of Valassis In-Store Marketing in 1996. (See Note 13)


(13)  DISPOSALS

On May 31, 1995, the Company sold substantially all of the assets and operations of Valcheck, a marketer and printer of personal checks, to Artistic Greetings Incorporated in exchange for 500,000 shares of Artistic common stock valued at $2,100,000 and a portion of revenues received by Artistic from advertising previously placed by Valcheck. The sale resulted in a pretax loss of $950,000. An 80% interest of Valcheck's operations and assets was originally acquired by the Company on July 8, 1994.

Concurrent with the sale of Valcheck, the Company entered into a long-term advertising agreement with Artistic Greetings, which involves future payments to VCI to be received over the next four years. These payments will be reflected in the Company's earnings throughout the life of the contract. Certain minimum payments are required under the agreement regardless of whether any advertising is placed in the period.

The Company decided at the end of 1995 to discontinue its Valassis In-Store Marketing division and wrote off certain assets, which consisted principally of goodwill, in-store LED signs, and related computer hardware and software, and accrued the estimated cost of removing the equipment from the stores. This resulted in a pretax charge of $9.7 million in 1995. This division accounted for $.8 million, $8.1 million and $6.9 million in revenues in 1996, 1995 and 1994, respectively. Losses before cost of discontinuing the business were $.3 million, $1.9 million and $2.8 million in the periods ended December 31, 1996, 1995 and 1994, respectively. Valassis In-Store Marketing, Inc. was dissolved on March 3, 1997.

The Company has decided to discontinue operations of its joint venture, Valassis de Mexico and will exit this business in the first quarter of 1997. The effect on earnings of the disposal of this business will be immaterial.

                VALASSIS COMMUNICATIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)  COMPARATIVE FINANCIAL INFORMATION

In July 1994, the Company elected to change its year end from June 30 to December 31, resulting in a six-month transitional period ended December 31, 1994.

The following information is presented for comparative purposes against the transitional period and the new calendar year reporting period.

                                          SIX MONTHS     YEAR
                                             ENDED       ENDED
                                           DEC. 31,     DEC. 31,
                                             1993         1994
                                         (UNAUDITED)  (UNAUDITED)
------------------------------------------------------------------
Revenues                                  $258,814     $562,829

Gross Profit                                54,402      111,293

Earnings/(loss) before income
  taxes and extraordinary loss              10,294       (7,849)

Income Taxes                                 7,000      (11,651)

Earnings before extraordinary item           3,294        3,802

Extraordinary loss                            ----       (4,176)

Net earnings/(loss)                          3,294         (374)

Net earnings/(loss) per common share           .08         (.01)





                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
Valassis Communications, Inc.


We have audited the accompanying consolidated balance sheets of Valassis
Communications, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995, the six-month period ended December 31, 1994 and for the year ended June 30, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valassis Communications, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995, the six-month period ended
December 31, 1994 and for the year ended June 30, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                   ERNST & YOUNG LLP
Detroit, Michigan
February 10, 1997



ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

             Not applicable.


PART III



Certain information required by Part III is omitted from this report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by the Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement, excluding the Stock Price Performance
Graph and the Compensation/Stock Option Committee Report on Executive
Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as a part of this Report:

1. Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

       Consolidated Balance Sheets as of December 31, 1996, and 1995

       Consolidated Statements of Operations for the Years Ended
December 31, 1996 and 1995, the Six Months Ended December 1994 and for Year Ended June 30, 1994.

       Consolidated Statements of Stockholders' Deficit for the Years
Ended December 31, 1996 and 1995, the Six Months Ended December
31, 1994 and for Year Ended June 30, 1994.

       Consolidated statements of Cash Flows for the Years Ended
December 31, 1996 and 1995, the Six Months Ended December 31,
1994 and for the Year Ended June 30, 1994.

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

2. Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the year ended December 31, 1996 and 1995, the six months ended
December 31, 1994 and the year ended June 30, 1994 is included pursuant to Item 14(d).

       Schedule                                          Page
       -------------------------------------------------------
         II       Valuation and Qualifying Accounts       S-2

       Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial
Statements or Notes thereto.

3. Exhibits. The Exhibits on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.


By: /s/David A. Brandon                          March 26, 1997
-------------------------------------            -----------------
David A. Brandon                                 Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                     Date

/s/Brian M. Powers      Chairman of the Board       March 26, 1997
                        of Directors

/s/David A. Brandon     President and Chief         March 26, 1997
                        Executive Officer and
                        Director (Principal
                        Executive Officer)


/s/Graham A. Cubbin     Director                    March 26, 1997


/s/Mark C. Davis        Director                    March 26, 1997


/s/Cartha D. DeLoach    Director                    March 26, 1997


/s/Jon M. Huntsman, Jr. Director                    March 26, 1997


/s/James Packer         Director                    March 26, 1997


/s/Robert L. Recchia    Chief Financial Officer     March 26, 1997
                        and Director (Principal
                        Financial and Accounting Officer)

/s/Alan F. Schultz      Chief Operating Officer     March 26, 1997
                        and Director

/s/Faith Whittlesey     Director                    March 26, 1997



                               Schedule II


                      VALASSIS COMMUNICATIONS, INC.


                   VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996 AND 1995
                 SIX MONTHS ENDED DECEMBER 31, 1994 AND
                        YEAR ENDED JUNE 30, 1994
                            (in thousands)

                                                                    BALANCE
                               BALANCE AT   CHARGED TO                AT
                               BEGINNING     COSTS AND  DEDUCTIONS  END OF
DESCRIPTION                    OF PERIOD     EXPENSES       (1)     PERIOD
---------------------------------------------------------------------------
Allowance for doubtful
accounts (deducted from
accounts receivable):
Year Ended December 31, 1996..   $  810        $600       $  726    $  684
Year Ended December 31, 1995..    1,162         675        1,027       810
6 Months ended Dec. 31, 1994..    1,210          50           98     1,162
Year Ended June 30, 1994......      750         600          140     1,210




(1)  Accounts deemed to be uncollectible.

EXHIBIT INDEX

Exhibit
Number
--------
3.1         Restated Certificate of Incorporation of Valassis
            Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration
            Statement No. 33-45189)

3.2         Amended and Restated By-laws of Valassis
            Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration
            Statement No. 33-45189)

4.1         Indenture between Valassis Communications, Inc.
            and The Bank of New York, as trustee, relating to the 9.55% Senior Notes due 2003 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the transition period July 1, 1994 to December 31, 1994)

10.1        Form of Indenture between Valassis
            Communications, Inc. and The Bank of New York, as trustee, relating to the 8-3/8% Senior Notes due 1997 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-45285)

10.1(a)     First Supplemental Indenture dated as of March
            31, 1993 (incorporated by reference to Exhibit 10.1(a) to the Company's 1993 Form 10-K)

10.2        Form of Indenture between Valassis
            Communications, Inc. and The Bank of New York, as trustee, relating to the 8-7/8% Senior Notes due 1999 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 33-45285)

10.2(a)     First Supplemental Indenture dated as of March
            31, 1993 (incorporated by reference to Exhibit 10.2(a) to the Company's 1993 Form 10-K)

10.3        Form of Indenture between Valassis
            Communications, Inc. and The Bank of New York, as trustee, relating to the 9-3/8% Senior
            Subordinated Notes due 1999 (incorporated by reference to Exhibit 4.2 to the Company's
            Registration Statement No. 33-45285)

10.3(a)     First Supplemental Indenture dated as of March
            31, 1993 (incorporated by reference to Exhibit 3
            to the Company's Form 8-K dated as of March 31, 1993)

10.4 Credit Agreement dated as of March 6, 1992 (the "Credit Facility"), among Valassis Communications, Inc., the institutions named therein, the institutions named therein as issuing banks, CitiCorp USA, Inc., as agent and administrative agent, and Westpac Banking Corporation, as agent (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-45189)

10.4(a)     Amended and Restated Amendment No. 1 to the
            Credit Facility, dated as of March 6, 1992
            (incorporated by reference to Exhibit 10.3(a) to the Company's Registration Statement No. 33-45189)

10.4(b) Amendment No. 2 to the Credit Facility, dated as of May 15, 1992 (incorporated by reference to Exhibit
            10.3(b) to the Comapny's 1992 Form 10-K)

10.4(c) Amendment No. 3 to the Credit Facility, dated as of June 10, 1992 (incorporated by reference to Exhibit 10.3(c) to the Company's 1992 Form 10-K)

10.4(d) Amendment No. 4 to the Credit Facility, dated as of August 24, 1992 (incorporated by reference to Exhibit 10.3(d) to the Company's 1992 Form 10-K)

10.4(e)     Amended and Restated Credit Agreement dated as of
            March 31, 1993 (incorporated by reference to
            Exhibit 10.3(e) to the Company's 1993 Form 10-K)

10.4(f)     Amendment No. 1 to the Amended and Restated
            Credit Agreement dated as of July 26, 1993
            (incorporated by reference to Exhibit 10.3(f) to the Company's 1993 Form 10-K)

10.4(g)     Amended and Restated Credit Agreement dated as of
            December 29, 1993 (incorporated by reference to
            Exhibit 10.4(g) to the Company's 1994 Form 10-K)

10.4(h) Amendment No. 4 to the Amended and Restated Credit Agreement dated as of December 29, 1993 (incorporated by reference to Exhibit 10.4(h) to the Company's Form 10-K for the transition period July 1, 1994 to December 31, 1994)

10.5* Employment Agreement, dated January 20, 1992, among David A. Brandon, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-45189)

10.5(a)*    Amendment To Employment Agreement and Non
            Qualified Stock Option Agreement of David A.
            Brandon dated as of June 18, 1993 (incorporated by reference to Exhibit 10.4(a) to the Company's
            1993 Form 10-K)

10.5(b)*    Amendment to Employment Agreement and Non
            Qualified Stock Option Agreement of David A.
            Brandon dated as of July 9, 1995 (incorporated by reference to Exhibit 10.5(b) to the Company's
            1995 Form 10-K)

10.5(c)*    Amendment to Employment Agreement of David A.
            Brandon dated as of December 22, 1995
            (incorporated by reference to Exhibit 10.5(c) to the Company's 1995 Form 10-K)

10.6* Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-45189)

10.6(a)*    Amendment to Employment Agreement and Non
            Qualified Stock Option Agreement of Robert
            Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to the Company's
            1995 Form 10-K)

10.6(B)*    Amendment to Employment Agreement and Non
            Qualified Stock Option Agreement of Robert
            Recchia dated January 3, 1997

10.7* Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-45189)

10.7(a)*    Amendment to Employment Agreement and Non
            Qualified Stock Option Agreement of Barry P.
            Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to the Company's
            1995 Form 10-K)

10.8        1992 Long-Term Incentive Plan, as amended
            (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Form S-8 filed on February
            17, 1993, No. 33-59670)

10.9        Valassis Inserts, Inc. Employees' 401(k)
            Retirement Savings Plan (incorporated by reference to Exhibit 10.8 to the Company's
            Registration Statement No. 33-45189)

10.9(a)     First Amendment of the Valassis Communications,
            Inc. Employees' 401(k) Retirement Savings Plan
            (incorporated by reference to Exhibit 10.9(a) to the Company's 1995 Form 10-K)

10.10       Valassis Inserts, Inc. Employees' Profit Sharing
            Plan (incorporated by reference to  Exhibit 10.9
            to the Company's Registration Statement No. 33-45189)

10.10(a)    First Amendment of the Valassis Communications,
            Inc. Employees' Profit Sharing Plan (incorporated by reference to Exhibit 10.10(a) to the Company's
            1995 Form 10-K)

10.11 Tax Sharing Agreement, dated as of December 31, 1991, among CII Holdings Group, Inc. and each of its U.S. subsidiaries and Valassis Communications, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-45189)

10.12 Access Agreement, dated as of December 31, 1991, among Valassis Communications, Inc., Consolidated
            Press Holdings Limited and certain of its affiliates (incorporated by reference to Exhibit
            10.11 to the Company's Registration Statement No. 33-45189)

10.13       Consolidated Federal Income Tax Liability
            Allocation Agreement, dated July 1, 1989, between
            Valassis Communications, Inc. and certain subsidiaries (incorporated by reference to
            Exhibit 10.13 to the Company's Registration
            Statement No. 33-45189)

10.14       Valassis Inserts, Inc. Plant Employees Pension
            Plan (incorporated by reference to Exhibit 10.14
            to the Company's Registration Statement No. 33-45189)

10.15*      Employment Agreement among Richard N. Anderson,
            Valassis Communications, Inc. and Valassis
            Inserts, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration No. 33-45189)

10.15(a)*   Amendment to Employment Agreement among Richard
            N. Anderson, Valassis Communications, Inc. and
            Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.15(a) to the Company's Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

10.15(b)*   Amendment to Employment Agreement and Non
            Qualified Stock Option Agreement of Richard N.
            Anderson dated December 15, 1995 (incorporated by reference to Exhibit 10.15(b) to the Company's
            1995 Form 10-K)

10.16*      Employment Agreement among Alan F. Schultz,
            Valassis Communications, Inc. and Valassis
            Inserts, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration
            Statement No. 33-45189)

10.16(a)*   Amendment to Employment Agreement among Alan F.
            Schultz, Valassis Communications, Inc. and
            Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

10.16(b)*   Amendment to Employment Agreement and Non
            Qualified Stock Option of Alan F. Schultz dated
            December 19, 1995 (incorporated by reference to
            Exhibit 10.16(b) to the Company's 1995 Form 10-K)

10.17       Valassis Communications, Inc. Employee Stock
            Purchase Plan (incorporated by reference to Exhibit 10.17 to the 1992 Form 10-K)

10.18*      Valassis Communications, Inc. Non-Employee
            Directors' Stock Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Form
            S-8 filed on February 17, 1993, No. 33-59670)

10.19* Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit A to the Company's Proxy
            Statement dated October 24, 1994

10.20 Conpress Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company's June
            30, 1996 Form 10-Q)

10.21 Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to the Company's
            June 30, 1996 Form 10-Q)

21.1        Subsidiaries of Valassis Communications, Inc.

23.1        Consent of Independent Auditors

* Constitutes a management contract or compensatory plan or arrangement.

                                                        EXHIBIT 10.6(b)

              AMENDMENT TO EMPLOYMENT AGREEMENT AND
              NON QUALIFIED STOCK OPTION AGREEMENT

     This AMENDMENT TO EMPLOYMENT AGREEMENT (the "Amendment") us made January 3, 1997 by and between Valassis Communications, Inc. (the
"Corporation") and Robert L. Recchia (the "Executive").

     WHEREAS, the Corporation and the Executive entered into that certain employment agreement effective as of March 18, 1992, as amended January 2, 1996 (the "Employment Agreement");

    WHEREAS,the Corporation entered into a NON QUALIFIED STOCK OPTION AGREEMENT with the Executive effective on March 18, 1992, as amended February 11, 1992 (the "Option Agreemtn"); and

     WHEREAS, the Corporation and the Executive desire to amend the Employment Agreement and the Option Agreement to extend the term of employment under the Employment Agreement.

     NOW THEREFORE, in consideration of the above recitals, the parties hereto agree as set forth below.

     1. Section 1(b) of the Employement Agreement shall be amended to read in its entirety as follows:

          "The Employment Period shall commence as of the consummation date (the "Effective Date") of the initial public offering of the common stock of VCI (the "IPO") and shall continue until the close of business on September 30, 1999."

     2. All other terms of the Employment Agreement and the Option Agreement shall remain in full force and effect.

     3. This instrument, together with the Employment Agreement and the Option Agreement, contains the entire agreement of the parties with respect to the subject matter hereof. The amendments to the Employment Agreement contained in this Amendment shall be effective from and after January 1, 1997.

     IN WITNESS WHEREOF, the Executive and the Corporation have caused this Agreement to be executed as of the day and year first above written.


                                     VALASSIS COMMUNICATIONS, INC.

                                     By:  /s/ Barry P. Hoffman
                                     ------------------------------
                                     Barry P. Hoffman
                                     Secretary



                                     /s/ Robert L. Recchia
                                    ---------------------------

                                                       EXHIBIT 21.1

Subsidiaries of Valassis Communications, Inc.

VCI Enterprises, Inc.
VCI Properties, Inc.
Valassis Direct Response, Inc.
Valassis International, Inc.
Destination Marketing Group, Inc.
Blue Streak, Inc.

                                                Exhibit 23.1




CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-59670) pertaining to the Valassis Communications, Inc. 1992 Long-Term Incentive Plan and the Valassis Communications, Inc. 1992 Non-Employee Directors' Stock Compensation Plan, in the Registration Statement (Form S-8 No. 333-022) pertaining to the Valassis Communications, Inc. 1992 Long-Term Incentive Plan, in the Registration Statement (Form No. 333-024) pertaining to the Valassis Communications, Inc. Employees' 401(k) Retirement Savings Plan, the Valassis Communications, Inc. Employee Stock Purchase Plan, the Valassis Communications, Inc. Employee and Director Restricted Stock Award Plan and the Valassis Communications, Inc. Executive Restricted Stock Award Plan and in the Registration Statement (Form S-3 No. 33-83640) and in the related Prospectus of our report dated February 10, 1997, with respect to the consolidated financial statements and schedule of Valassis Communications, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


                                              ERNST & YOUNG LLP



Detroit, Michigan
March 24, 1997