Form 10-Q
period 1997-03-31
VALASSIS COMMUNICATIONS INC
filed 1997-05-13
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q
__________________________________


(Mark One)

    X         Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 1997

                Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number:  1-10991


                        VALASSIS COMMUNICATIONS, INC.
                          (EXACT NAME OF REGISTRANT
                         AS SPECIFIED IN ITS CHARTER)

  Delaware                               38-2760940
(State or Other Jurisdiction of          (IRS Employer Identification Number)
Incorporation or Organization)


19975 VICTOR PARKWAY
LIVONIA, MICHIGAN  48152
TELEPHONE NUMBER:  (313) 591-3000

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

Yes       X                                         No _______

As of April 30, 1997, there were 41,135,000 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VALASSIS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                     MARCH 31,   DECEMBER 31,
                                                        1997         1996
                                                    (unaudited)    (note)
                                                    -----------  ------------
Current assets:
Cash and cash equivalents                              $  60,901    $  60,172
Accounts receivable (less allowance for doubtful
 accounts of $947 at March 31, 1997 and $684 at
 December 31, 1996)                                       85,227       92,745
Inventories:
   Raw  materials                                         10,679        6,091
   Work in progress                                        8,639       14,734
Prepaid expenses and other                                 3,058        1,931
Deferred income taxes                                      2,088        2,088
                                                       ---------    ---------
Total current assets                                     170,592      177,761
                                                       ---------    ---------
Property, plant and equipment, at cost:
 Land and buildings                                       20,436       19,991
 Machinery and equipment                                 112,526      108,800
 Office furniture and equipment                           18,353       17,782
 Automobiles                                                 992          887
 Leasehold improvements                                    1,457        1,458
                                                       ---------    ---------
                                                         153,764      148,918

 Less accumulated depreciation and amortization        (115,083)    (114,100)
                                                       ---------    ---------
    Net property, plant and equipment                     38,681       34,818
                                                       ---------    ---------
Intangible assets:
Goodwill                                                  67,964       68,594
Other intangibles                                         83,704       83,706
                                                       ---------    ---------
                                                         151,668      152,300

Less accumulated amortization                           (98,309)     (96,396)
                                                       ---------    ---------
Net intangible assets                                     53,359       55,904

                                                       ---------    ---------
Other assets (primarily debt issuance costs)               5,344        5,251
                                                       ---------    ---------
Total assets                                            $267,976     $273,734
                                                       =========    =========




VALASSIS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        MARCH 31, DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                     1997         1996
                                                       (unaudited)    (note)
                                                        ---------  ----------
Current liabilities:
Accounts payable                                        $  69,581   $  67,251
Accrued interest                                            8,731       6,066
Income taxes payable                                       14,198       1,124
Common stock repurchase commitment                         14,323         ---
Accrued expenses                                           18,104      22,435
Progress billings                                          46,757      57,234
Current portion, long-term debt                               ---       7,290
                                                         --------    --------
Total current liabilities                                 171,694     161,400
                                                         --------    --------
Long-term debt                                            384,483     395,865
Deferred income taxes                                       2,565       2,565
Minority interest                                             508         498

Stockholders' deficit:
Common stock of $.01 par value. Authorized 100,000,000
 shares; issued 43,489,542 at March 31, 1997 and
 43,407,906 at December 31, 1996; outstanding 41,452,342
 at March 31, 1997 and 42,077,196 at December 31, 1996        435         434
Additional paid-in capital                                 42,891      41,337
Accumulated deficit                                     (284,257)   (306,555)
Foreign currency translations                               (147)       (260)
Common stock repurchase commitment                       (14,323)         ---
Treasury stock, at cost (2,037,200 shares at March 31,
 1997 and 1,330,800 shares at December 31, 1996)         (35,873)    (21,550)
                                                       ----------   ---------
Total stockholders' deficit                             (291,274)   (286,594)

                                                       ----------   ---------
Total liabilities and stockholders' deficit           $  267,976    $ 273,734
                                                       ==========   =========



NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes to condensed consolidated financial statements.

                           3



VALASSIS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                  QUARTER ENDED
                                             MARCH 31,       MARCH 31,
                                               1997            1996
                                             ---------       ---------
REVENUES:
Net sales                                    $189,307        $179,996
Other                                             652             537
                                             --------        --------
                                              189,959         180,533
                                             --------        --------
COSTS AND EXPENSES:
Cost of products sold                         123,607         134,290
Selling, general and administrative            17,035          16,496
Amortization of intangible assets               2,544           2,067
Interest                                       10,099          10,263
Minority interest                                  10            (43)
                                             --------        --------
                                              153,295         163,073
                                             --------        --------
        Earnings before income taxes           36,664          17,460

Income taxes                                   14,366           7,000
                                             --------        --------
        Net earnings                       $   22,298       $  10,460
                                           ==========       =========

Net earnings per common share              $      .53       $     .24
                                           ==========       =========


Shares used in computing net earnings per share 41,870,395      43,304,333
                                                ==========      ==========





See accompanying notes to condensed consolidated financial statements.






VALASSIS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                            QUARTER ENDED
                                                      MARCH 31,    MARCH 31,
                                                        1997         1996
                                                     ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                         $  22,298       $ 10,460
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Depreciation and amortization                            4,332          4,018
Provision for losses on accounts receivable                225            150
Minority interest                                           10           (40)
Loss on sale of property, plant and equipment              154            ---
Changes in assets and liabilities which  increase
     (decrease) cash flow:
        Accounts receivable                              7,293          2,244
        Inventories                                      1,507          2,103
        Prepaid expenses and other                     (1,127)            144
        Other assets                                      (93)          (127)
        Accounts payable                                 2,330          2,949
        Accrued expenses and interest                  (1,666)        (4,033)
        Income taxes                                    13,074          7,012
        Progress billings                             (10,477)       (14,323)
                                                     ---------      ---------
        Total adjustments                               15,562             97
                                                     ---------      ---------
Net cash provided by operating activities               37,860         10,557
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment             (5,786)        (1,575)
Other                                                      113             40
                                                     ---------      ---------
Net cash used in investing activities                  (5,673)        (1,535)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                           (18,690)        (8,000)
Proceeds from the issuance of common  stock              1,555             27
Repurchase of common stock                            (14,323)            ---
                                                     ---------      ---------
Net cash used in financing activities                 (31,458)        (7,973)

Net increase in cash                                       729          1,049
Cash at beginning of period                             60,172         34,408
                                                     ---------      ---------
Cash at end of period                                  $60,901        $35,457
                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Cash paid during the period for interest                $  7,434       $  7,936
Cash paid during the period for income taxes            $  1,292       $   (12)
Dividends declared but unpaid                           $    ---       $    ---
Common stock repurchase commitment                      $ 14,323       $    ---


See accompanying  notes to condensed consolidated financial statements.

                          5

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements


1.BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  SIGNIFICANT ACCOUNTING POLICIES - INVENTORIES

    Inventories are stated at the lower of cost or market (net realizable value). Cost has been principally determined by the last-in, first-out (LIFO) method. As a result of decreases in material costs compared to prior years, LIFO inventories at March 31, 1997 and December 31, 1996 were written down by $2,997,000 and $1,701,000, respectively, which represents the excess of LIFO costs over market. There was no LIFO impact on results of operations for the quarter ended March 31, 1997, and the effect on the quarter ended March 31, 1996 was immaterial.

3.  CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

4.  COMMITMENTS

Pursuant to an Agreement by and among the Company, the Company's majority shareholder, Conpress Cayman, LDC ("Conpress") and Consolidated Press International Limited, Conpress has the option to sell an equivalent number of shares back to the Company at the end of each month, at the average price of the purchases by the Company in the open market during such month, pursuant to the Company's share repurchase program. Conpress has exercised this option for both months of the 1997 quarter in which the Company bought back shares. The Company expects that the share repurchase transaction will be completed in the second quarter. Accordingly, a commitment and a corresponding reduction in equity has been recorded at March 31, 1997.

VALASSIS COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONT.


5.  EARNINGS PER SHARE

    The Company will be required to adopt Statement of Financial Accounting Standards No. 128-Earnings per Share effective for the annual period ending after December 15, 1997. This standard revises the calculation of EPS and will require the Company to report diluted EPS in addition to basic EPS. Basic EPS is based on the average shares outstanding while diluted EPS gives effect to all dilutive potential common shares outstanding. Under SFAS No. 128, both the Company's basic and diluted EPS amounts would have been identical to the EPS amounts presented in its consolidated statements of income for the three months ended March 31, 1997 and 1996.

6.  SUBSEQUENT EVENT

During April 1997, the Company decided to discontinue the operations of Valassis France. As such, net goodwill of $470,000 was written off at March 31, 1997. The effect of the close down of this subsidiary will not be material to the Company's financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery modes, including in-store advertising systems and other forms of coupon delivery; an increase in the Company's paper costs; or general business and economic conditions.

RESULTS OF OPERATIONS

Total revenues increased 5.3% from $180.5 million for the first quarter of 1996 to $190.0 million for the first quarter of 1997. Free-standing insert (FSI) revenues were down 2.6% from $145.2 million for the quarter ended March 31, 1996 to $141.4 million for the same quarter of 1997. This decline is due primarily to the first quarter of 1997 having one less FSI publishing date than 1996. Valassis Impact Promotions
(VIP) sales were up 35.5% to $25.2 million for the March 31, 1997 quarter, as compared to $18.6 million for the previous year's quarter. This increase is a result of continued strong demand by core customers as well as additional sales from new customers. VIP sales do not typically track quarter-to-quarter; however, management anticipates VIP will experience double-digit growth in 1997. Run-of-Press (ROP) sales rose significantly during the first quarter to $10.7 million, from $3.8 million for the comparable period last year. Similar to VIP sales, ROP sales do not necessarily track quarter to quarter, and the current quarter increase was primarily driven by one-time events. The ROP division is not projected to be a strong growth area, but has been experiencing an increased demand in certain product categories.

Gross profit margin rose to 34.9% in the first quarter of 1997, from 25.6% in the first quarter of 1996. This was primarily the result of the decline in paper prices from prior year and, to a lesser extent, media efficiencies caused by higher average page counts in the first quarter of 1997.

Selling, general and administrative expenses increased slightly to $17.0 million from $16.5 million for the same quarter last year.
Management expects selling, general and administrative expenses to remain at consistent levels during 1997.

Interest expense was down for the quarter ended March 31, 1997 due to early retirement of debt since the year-ago quarter. Included in interest expense for the quarter ended March 31, 1997 is $378,000 representing premiums paid to repurchase debt. Amortization expense increased as the $470,000 of goodwill on the books of Valassis France was written off as the result of management's decision to discontinue operations in France.

Net earnings were $22.3 million for the first quarter 1997 versus $10.5 million for the same period last year. These improved results were due to strong VIP and ROP sales along with a decline in paper cost from the prior year.

Management noted that the first quarter marked a return to a more traditional pattern for the company in which first quarter earnings results are typically the strongest for the year, versus the previous year in which later quarters were significantly impacted by rapidly declining paper prices.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operating activities increased from $10.6 million at March 31, 1996 to $37.9 million at March 31, 1997. This increase was mainly due to increased earnings.

During the quarter ended March 31, 1997, the Company used $11.4 million of cash to retire long-term debt early and another $14.3 million to repurchase Company stock. The Company has a commitment to purchase a matching $14.3 million of Company stock from CPH. The Company expects the CPH transaction will be completed during the second quarter of 1997.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a.    Exhibits

      The following exhibits are included herein:

   (27) Financial Data Schedule

b.    Forms 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Valassis Communications, Inc.
        	         (Registrant)




Dated:  May 9, 1997


                            	By: /s/Robert L. Recchia
                             ------------------------
                             Robert L. Recchia
                        	    V.P. of Finance - Chief Financial
                                   Officer



	Signing on behalf of the Registrant and as principal financial officer.