Form 10-Q
period 1997-06-30
VALASSIS COMMUNICATIONS INC
filed 1997-08-13
CIK 883293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      __________________________________

                                   FORM 10-Q
                      __________________________________


(Mark One)

    X         Quarterly report pursuant to Section 13 or 15(d) of the
________      Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1997

              Transition Report pursuant to Section 13 or 15(d) of the
________      Securities Exchange Act of 1934

                Commission File Number:  1-10991


                        VALASSIS COMMUNICATIONS, INC.
                         (EXACT NAME OF REGISTRANT
                        AS SPECIFIED IN ITS CHARTER)

           Delaware                              38-2760940
(State or Other Jurisdiction of      (IRS Employer Identification Number)
 Incorporation or Organization)


                            19975 VICTOR PARKWAY
                          LIVONIA, MICHIGAN  48152
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                       TELEPHONE NUMBER:  (313) 591-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

            ______________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:
Yes       X                                         No
       _______                                          _______

As of July 31, 1997, there were 40,166,000 shares of the Registrant's Common Stock outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        June 30,  December 31,
ASSETS                                                   1997          1996
                                                      _________   ___________
                                                      (unaudited)    (note)

Current assets:
 Cash and cash equivalents                            $  40,104     $  60,172
 Accounts receivable (less allowance for doubtful
   accounts of $1,188 at June 30, 1997 and $684 at
   December 31, 1996)                                    70,495        92,745
 Inventories:
    Raw  materials                                       14,177         6,091
    Work in progress                                      6,509        14,734
 Prepaid expenses and other                               3,116         1,931
 Deferred income taxes                                    2,088         2,088
                                                      _________     _________
                Total current assets                    136,489       177,761
                                                      _________     _________
Property, plant and equipment, at cost:
 Land and buildings                                      20,436        19,991
 Machinery and equipment                                110,082       108,800
 Office furniture and equipment                          18,589        17,782
 Automobiles                                                984           887
 Leasehold improvements                                   6,745         1,458
                                                      _________     _________
                                                        156,836       148,918

 Less accumulated depreciation and amortization        (114,816)     (114,100)
                                                      _________     _________
                Net property, plant and equipment        42,020        34,818
                                                      _________     _________
Intangible assets:
 Goodwill                                                67,964        68,594
 Other intangibles                                       83,706        83,706
                                                      _________     _________
                                                        151,670       152,300

 Less accumulated amortization                         (100,340)      (96,396)
                                                      _________     _________
                Net intangible assets                    51,330        55,904
                                                      _________     _________
Other assets (primarily debt issuance costs)              2,306         5,251
                                                      _________     _________
                Total assets                           $232,145      $273,734
                                                     ==========      ========

                             2





                           VALASSIS COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          JUNE 30,  DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                      1997       1996
                                                       __________   ____________
                                                       (unaudited)   (note)
Current liabilities:
 Accounts payable                                    $  67,555     $  67,251
 Accrued interest                                        5,540         6,066
 Income taxes payable                                    1,593         1,124
 Accrued expenses                                       30,356        22,435
 Progress billings                                      32,637        57,234
 Current portion, long-term debt                           ---         7,290
                                                     _________    __________
       Total current liabilities                       137,681       161,400
                                                     _________    __________
Long-term debt                                         383,207       395,865
Deferred income taxes                                    2,565         2,565
Minority interest                                           14           498

Stockholders' deficit:
 Common stock of $.01 par value. Authorized 100,000,000
    shares; issued 43,633,299 at June 30, 1997 and
    43,407,906 at December 31, 1996; outstanding
    40,250,099 at June 30, 1997 and 42,077,196
    at December 31, 1996                                   436           434
 Additional paid-in capital                             45,208        41,337
 Accumulated deficit                                  (272,513)    (306,555)
 Foreign currency translations                             (88)        (260)
 Treasury stock, at cost (3,383,200 shares at June 30,
  1997 and 1,330,800 shares at December 31, 1996)      (64,365)     (21,550)
                                                     __________    _________
       Total stockholders' deficit                    (291,322)    (286,594)
                                                     __________    _________
       Total liabilities and stockholders' deficit   $  232,145   $  273,734
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

                                3








                           VALASSIS COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                            QUARTER ENDED       SIX MONTHS ENDED
                                    ___________________    ____________________
                                    JUNE 30,   JUNE 30,     JUNE 30,   JUNE 30,
                                     1997       1996         1997       1996
                                    --------  ---------    --------  ----------

REVENUES:
 Net sales                          $164,038  $162,117    $353,135   $342,113
 Other                                   216       534       1,078      1,071
                                    ________  _________    ________  ________

                                     164,254   162,651     354,213    343,184
                                    ________  _________    ________   _________

COST AND EXPENSES:
 Cost of products sold               106,037   116,994     229,677    251,284
 Selling, general and administrative  24,677    16,994      41,712     33,490
 Amortization of intangible assets     2,015     2,058       4,526      4,125
 Interest                              9,241     9,892      19,340     20,155
 Minority interest                         6         7          16       (36)
                                    ________   ________    ________  ________
      Earnings before income taxes    22,278    16,706      58,942     34,166
                                    ________   ________    ________  ________
 Income taxes                         10,534      6,700     24,900     13,700
                                    ________   ________    ________  ________
       Net earnings                 $ 11,744  $  10,006   $ 34,042  $  20,466
                                    ========   ========    =======   ========

 Net earnings per common share      $    .29   $    .23   $    .82  $     .47
                                    ========   ========   ========  =========

 Shares used in computing net
   earnings per share           40,985,926  43,166,929  41,456,819  43,238,751
                                 ==========  ==========  ========== ==========




See accompanying notes to condensed consolidated financial statements

                                4



                            VALASSIS COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                         ______________________
                                                          JUNE 30,     JUNE 30,
                                                              1997     1996
                                                         _________    _________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                            $  34,042     $ 20,466
 Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                              7,850        7,638
  Provision for losses on accounts receivable                  451          300
  Minority interest                                             16          105
  (Gain)/loss on sale of property, plant and equipment       (207)          208
  Changes in assets and liabilities which  increase
  (decrease) cash flow:
     Accounts receivable                                    21,799      (7,124)
     Inventories                                               139        3,312
     Prepaid expenses and other                            (1,185)        (329)
     Other assets                                            2,945        (357)
     Accounts payable                                          304          354
     Accrued expenses and interest                           7,395      (3,147)
     Income taxes                                              469        (472)
     Progress billings                                    (24,597)     (15,327)
                                                           ________    ________
         Total adjustments                                  15,379     (14,839)
                                                           ________    ________
  Net cash provided by operating activities                 49,421        5,627
                                                           ________    ________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment               (10,453)      (2,976)
 Return of capital to minority shareholder of Valcheck       (500)         ----
 Proceeds from the sale of property, plant and equipment       224           86
 Other                                                         172           36
                                                        __________    _________
  Net cash used in investing activities                   (10,557)      (2,854)
                                                        __________    _________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                             (19,990)      (13,000)
 Proceeds from the issuance of common  stock                3,873           805
 Purchase of treasury shares                             (42,815)       (6,550)
                                                         ________     _________
  Net cash used in financing activities                  (58,932)      (18,745)
                                                         ________     _________

Net decrease in cash                                     (20,068)      (15,972)
Cash at beginning of period                                60,172        34,408
                                                         ________     _________
Cash at end of period                                     $40,104       $18,436
                                                         ========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
 Cash paid during the period for interest                 $19,866       $20,514
 Cash paid during the period for income taxes             $24,431       $14,172
 Dividends declared but unpaid                            $   ---       $  ---


See accompanying  notes to condensed consolidated financial statements.

                                5

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements


1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature, except as noted below in footnote 5. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. SIGNIFICANT ACCOUNTING POLICIES - INVENTORIES

  Inventories are stated at the lower of cost or market (net realizable value). Cost has been principally determined by the last-in, first-out
(LIFO) method. As a result of decreases in material costs compared to prior years, LIFO inventories at June 30, 1997 and December 31, 1996 were written down by $2,951,000 and $1,701,000, respectively, which represents the excess of LIFO costs over market. There was no LIFO impact on results of operations for the quarter and six months ended June 30, 1997, and the effect on the quarter and six months ended June 30, 1996 was to reduce paper expense by $2,775,000 and $2,905,000, respectively.

3. CONTINGENCIES

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

4. EARNINGS PER SHARE

  The Company will be required to adopt Statement of Financial Accounting Standards No. 128-Earnings per Share effective for the annual period ending after December 15, 1997. This standard revises the calculation of EPS and will require the Company to report diluted EPS in addition to basic EPS. Basic EPS is based on the average shares outstanding while diluted EPS gives effect to all dilutive potential common shares outstanding. Under SFAS No. 128, the Company's basic and diluted EPS amounts would have been $.29 and $.28, respectively, for the three months ended June 30, 1997, and $.82 and $.81, respectively, for the six months ended June 30, 1997. Both the Company's basic and diluted EPS amounts for the three months and six months ended June 30, 1996 would have been identical to the EPS amounts presented in its consolidated statements of operations.

5.  UNUSUAL ITEMS

   During the quarter ended June 30, 1997 the Company recorded a one-time, pre-tax charge of $7.3 million ($6.4 million, net of taxes) for a non-recurring, special payment to certain VCI executives, funded by Consolidated Press Holdings, the selling shareholder of the Company's secondary offering. A portion of this charge is considered non-deductible, resulting in a tax rate for the quarter that is higher than would normally be expected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price competition; an increase in the Company's paper costs, new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery modes, including in-store advertising systems and other forms of coupon delivery; or general business and economic conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Total revenues for the quarter ended June 30, 1997 increased 1.0% to $164.3 million from $162.7 million for the year ago quarter. Total revenues rose as a result of increased volume due to the publication of one additional FSI program and slightly higher pricing in the core FSI product. Free-standing insert (FSI) revenue increased nearly 8% for the quarter ended June 30, 1997, rising to $130.2 million from $120.7 million for the quarter ended June 30, 1996. FSI pricing showed a modest improvement, and volume and market share were both up for the second quarter of 1997. After a strong first quarter, VIP revenue was down 17% from $23.1 million for the second quarter 1996 to $19.1 million for the same quarter in 1997, due to the variable timing of orders. ROP revenue was $3.8 million for the quarter, versus $7.6 million in the prior year quarter. The decrease in ROP revenue was due to several large ROP promotions in the health and beauty aid category in the second quarter of last year, which were not present for the quarter ended June 30, 1997.

Paper costs were down significantly from the year ago period, resulting in an overall increase in the gross profit margin to 35.4% in the quarter ended June 30, 1997, from 28.1% in the same quarter last year. Management anticipates small increases in paper prices during the second half of 1997. Print and media costs were relatively flat on a unit basis.

Selling, general and administrative expenses increased to $24.7 million for the three months ended June 30, 1997, from $17.0 million in the comparable period of 1996. The three months ended June 30, 1997, includes a one-time charge of $7.3 million, for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings (CPH), the selling shareholder of the Company's secondary offering. Without this one-time charge, SG&A would have been $17.4 million in the quarter ended June 30, 1997, a 2.4% increase from the year-ago quarter. Management expects selling, general and administrative expenses to remain at these levels, excluding this one-time charge, during the remainder of the year.

The effective tax rate for the quarter ended June 30, 1997 was 47% compared to 40% in the quarter ended June 30, 1996. The increase in the rate was due to a portion of the special one-time charge referred to above being considered non-deductible.

Net earnings were $11.7 million, compared to $10.0 million for the same quarter last year. Net earnings rose primarily as a result of strong FSI volume and favorable paper prices.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

The Company's revenue for the first six months of 1997 was up 3.2% to $354.2 million, as compared to $343.2 million for the same period in 1996. This increase was fueled by an 2.1% gain in FSI revenue from $265.9 million in the first six months of 1996, to $271.6 million in the comparable 1997 period. FSI revenue rose as a result of higher volume due, in part, to improved market share and slightly improved pricing during the first six months of 1997. In addition, stronger VIP, ROP and Sampling sales all contributed to the overall increase in revenue. VIP revenue was up 6.2% to $44.3 million for the first six months of 1997, as compared to $41.7 million in the same period of 1996. VIP's growth was spurred by increased promotions by several major customers, along with stronger demand for VIP's expanded product line. Sampling revenue rose 6.5% from $10.1 million for the first six months of 1996, to $10.8 million for the first six months of 1997. Demand for the Newspac and Newspouch sampling products remain strong. ROP revenue increased 27.2% to $14.5 million for the six months ended June 30, 1997, compared to $11.4 million for the six months ended June 30, 1996, due to continued demand particularly in the health and beauty category.

Gross margin increased 31.3% from 26.8% during the first six months of 1996, to 35.2% for the same period of 1997, as increased sales were coupled with significant declines in paper costs. Although the Company has experienced lower paper costs in 1997 versus a year ago, paper prices have increased slightly in the first half of 1997. Management expects a further, small paper price increase in 1997.

Selling, general and administrative expenses rose $41.7 million for the six months ended June 30, 1997, compared with $33.5 million for the same period last year. The six months ended June 30, 1997, includes a one-time charge of $7.3 million, for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings (CPH), the selling shareholder of the Company's secondary offering. Without this one-time charge, SG&A would have increased 3% for the six months ended June 30, 1997.

The effective tax rate for the six months ended June 30, 1997 was 42% compared with 40% for the six months ended June 30, 1996. The increase was due to a portion of the special one-time charge referred to above being considered non-deductible.

For the six months, net earnings were $34.0 million, versus $20.5 million for the same six months last year. The increase in net earnings is attributable to increased volume and pricing in the FSI business, combined with the increased volume of VIP, ROP and Sampling sales, as well as significantly lower paper costs.


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents totaled $40.1 million at June 30, 1997, down $20.1 million from December 31, 1996. The Company repurchased 2,052,400 shares of common stock and $13.0 million of the Company's long-term debt during the six months ended June 30, 1997.

Cash flow from operating activities increased from $5.6 million for the six months ended June 30, 1996 to $49.4 million for the six months ended June 30, 1997. This increase was mainly due to increased earnings and other positive working capital changes.

The Company had the ability as of June 30, 1997 to incur $40.0 million of additional indebtedness under its existing credit facility.

The Company has scheduled principal payments on indebtedness of $128.5 million on March 15, 1999 and $255.0 million on December 1, 2003. The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time repurchase stock through the Company's stock repurchase program.

On May 30, 1997, Valcheck Company (a partnership owned 80% indirectly by the Company and 20% by a third party) exercised a put option for $5.00 per share in connection with 500,000 shares of common stock of Artistic Greetings, Inc. it received as partial consideration for its sale of its check business in 1995. Accordingly, it received $2.5 million on June 30, 1997, 20% of which has been paid to the third party investor.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet current anticipated liquidity needs, including interest and required principal payments on indebtedness.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a. The Company held its Annual Meeting of Shareholders on May 20, 1997.

   The following matters were voted upon at the Annual Meeting of
Shareholders:

Item 4b.

1. The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected and the vote tabulations certified by the Inspector of Election with respect thereto, were:



DIRECTOR                      FOR          WITHHELD            BROKER NON VOTES
David A. Brandon           40,039,944       129,130                    0
Graham A. Cubbin*          40,039,944       129,485                    0
Mark C. Davis              40,046,044       123,030                    0
Jon M. Huntsman, Jr.       40,046,444       123,630                    0
James D. Packer*           40,046,644       122,430                    0
Brian M. Powers	           39,269,089       899,985                    0
Robert L. Recchia          40,046,651       122,423                    0
Alan A. Schultz	           40,046,144       122,930                    0
Faith Whittlesey           40,045,171       123,903                    0


2. A proposal to ratify the re-appointment of Ernst & Young, LLP, Detroit, Michigan, as auditors of the Company for the 1997 fiscal year was approved by the stockholders.

	The Inspector of Election certified the following vote:

        FOR             AGAINST              ABSTAIN             BROKER NON VOTES
     40,150,784          7,901               10,389                     0





[FN]

* On July 3, 1997, Graham A. Cubbin and James D. Packer (both of whom were affiliated with Conpress International (Netherlands Antilles) N.V., the Company's former majority stockholder) resigned from the Company's Board of Directors.

Item 5.    Other Information

On July 8, 1997, the Company's former majority stockholder, Conpress International (Netherlands Antilles) N.V. (the "Selling Stockholder"), sold its entire stock ownership (20,173,800 shares of common stock, par value $.01 per share) in the Company at $24 per share through an underwritten offering (the "Offering"). The Company did not receive any of the proceeds from the Offering.

In connection with the Offering, Graham A. Cubbin and James D. Packer (both affiliated with the Selling Stockholder) have resigned from the Company's Board of Directors. In addition, David A. Brandon was appointed Chairman of the Board of Directors replacing Brian M. Powers, the Company's former Chairman. Mr. Powers remains a member of the Company's Board of Directors.


Item 6.   Exhibits and Reports on Form 8-K

a.    Exhibits

      The following exhibits are included herein:

(10.18) Form of Registration Rights Agreement between the Company and Conpress International (Netherlands Antilles) N.V. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-3 No. 333-28685).

(10.19) Assignment of Stock Option Agreement dated June 5, 1997 among Conpress Cayman, LDC., Consolidated Press International Limited, Compress International (Netherlands Antilles) N.V. and the Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement No. 333-28685).

  (10.25)(d) Waiver to Revolving Credit Agreement dated June 23, 1997 (incorporated by reference to Exhibit 10.25(d) to the Company's Registration Statement on Form S-3 No. 333-28685).

  (27) Financial Data Schedule

b.    Forms 8-K

  The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 11, 1997




                                            Valassis Communications, Inc.
                                             (Registrant)




                                            ----------------------------------
                                            By: /s/Robert L. Recchia
                                            Robert L. Recchia
                                     V.P. of Finance - Chief Financial Officer


                                   Signing on behalf of the Registrant and
                                   as principal financial officer


