Form 10-Q
period 1997-09-30
VALASSIS COMMUNICATIONS INC
filed 1997-11-12
CIK 883293

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                     __________________________________

                                FORM 10-Q
                     __________________________________


(Mark One)

    X         Quarterly report pursuant to Section 13 or 15(d) of the
---------     Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1997

---------     Transition Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:
Yes       X                                         No _______
      ---------
As of October 31, 1997, there were 39,606,793 shares of the Registrant's Common Stock outstanding.





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                        SEPT. 30,     DEC.31,
ASSETS                                                     1997        1996
------                                                  ----------    -------
                                                        (unaudited)   (note)
Current assets:
 Cash and cash equivalents                            $   51,142   $  60,172
 Accounts receivable (less allowance for doubtful
  accounts of $1,367 at September 30, 1997 and $684 at
  December 31, 1996)                                      89,563      92,745
 Inventories:
    Raw  materials                                        11,626       6,091
    Work in progress                                      13,636      14,734
 Prepaid expenses and other                                2,019       1,931
 Deferred income taxes                                     2,088       2,088
                                                         -------     -------
          Total current assets                           170,074     177,761
                                                         -------     -------
Property, plant and equipment, at cost:
 Land and buildings                                       20,460      19,991
 Machinery and equipment                                 110,289     108,800
 Office furniture and equipment                           21,289      17,782
 Automobiles                                               1,043         887
 Leasehold improvements                                    1,007       1,458
                                                         -------     -------
                                                         154,088     148,918

 Less accumulated depreciation and amortization         (113,009)   (114,100)
                                                        --------    --------
          Net property, plant and equipment               41,079      34,818
                                                         -------     -------
Intangible assets:
 Goodwill                                                 67,964      68,594
 Other intangibles                                        83,706      83,706
                                                          ------      ------
                                                         151,670     152,300

 Less accumulated amortization                          (102,370)    (96,396)
                                                         -------     -------
          Net intangible assets                           49,300      55,904
                                                         -------     -------
Other assets (primarily debt issuance costs)               2,462       5,251
                                                         -------     -------
          Total assets                                  $262,915    $273,734
                                                         =======     =======




                                    2


                           VALASSIS COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          SEPT. 30,  DEC. 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                       1997       1996
                                                          ---------  --------
                                                         (unaudited)  (note)

Current liabilities:
 Accounts payable                                        $   67,407 $  67,251
 Accrued interest                                             8,725     6,066
 Income taxes payable                                         2,375     1,124
 Accrued expenses                                            22,250    22,435
 Progress billings                                           52,514    57,234
 Current portion, long-term debt                               ---      7,290
                                                            -------  --------
          Total current liabilities                         153,271   161,400
                                                            -------   -------
Long-term debt                                              383,229   395,865
Deferred income taxes                                         2,565     2,565
Minority interest                                              (37)       498

Stockholders' deficit:
 Common stock of $.01 par value. Authorized 100,000,000
    shares; issued 44,393,351 at September 30, 1997 and
    43,407,906 at December 31, 1996; outstanding
    40,244,051 at September 30, 1997 and 42,077,196 at
    December 31, 1996                                           444       434
 Additional paid-in capital                                  65,239    41,337
 Accumulated deficit                                      (254,700) (306,555)
 Foreign currency translations                                 (88)     (260)
 Treasury stock, at cost (4,149,300 shares at
    September 30, 1997 and 1,330,800 shares at
    December 31, 1996)                                     (87,008)  (21,550)
                                                          --------   -------
          Total stockholders' deficit                     (276,113) (286,594)
                                                           -------   -------
          Total liabilities and stockholders' deficit     $262,915 $ 273,734
                                                           =======   =======



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

                                   3


                          VALASSIS COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                     QUARTER ENDED        NINE MONTHS ENDED
                                   -------------------   --------------------
                                   SEPT. 30, SEPT. 30,   SEPT. 30,  SEPT. 30,
                                      1997      1996       1997       1996
                                   --------- --------    --------   ---------
REVENUES:
 Net sales                         $152,619  $151,467   $505,755    $493,580
 Other                                  894       368      1,971       1,439
                                    -------   -------    -------     -------
                                    153,513   151,835    507,726     495,019

COST AND EXPENSES:
 Cost of products sold               97,861   107,009    327,538     358,292
 Selling, general and administrative 17,307    15,690     59,035      49,145
 Amortization of intangible assets    2,031     2,042      6,557       6,167
 Interest                             9,401     9,731     28,741      29,887
                                    -------   -------    -------     -------
                                    126,600   134,472    421,871     443,491
                                    -------   -------    -------     -------

  Earnings before income taxes       26,913    17,363     85,855      51,528

 Income taxes                         9,100     6,600     34,000      20,300
                                    -------   -------    -------     -------
  Net earnings                     $ 17,813  $ 10,763   $ 51,855    $ 31,228
                                    =======   =======    =======     =======



 Net earnings per common share     $    .44  $    .25   $   1.26    $    .72
                                    =======   =======    =======     =======

 Shares used in computing net earnings
    per share
                                 40,231,768 42,852,044 41,043,981 43,109,929
                                 ========== ========== ========== ==========




See accompanying notes to condensed consolidated financial statements





                         VALASSIS COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                            -----------------
                                                            SEPT 30,  SEPT 30,
                                                              1997      1996
                                                            --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                             $   51,855  $ 31,228
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                              11,585    11,090
   Provision for losses on accounts receivable                   675       450
   Minority interest                                             (35)      122
   (Gain)/loss on sale of property, plant and equipment         (385)      200
   Changes in assets and liabilities which  increase
   (decrease) cash flow:
     Accounts receivable                                       2,507   (8,321)
     Inventories                                              (4,437)    8,259
     Prepaid expenses and other                                  (88)      448
     Other assets                                              2,789   (1,733)
     Accounts payable                                            156  (10,896)
     Accrued expenses and interest                             2,474     (319)
     Income taxes                                              1,251     (921)
     Progress billings                                        (4,720)    4,591
          Total adjustments                                   11,772     2,970
                                                              ------    ------
   Net cash provided by operating activities                  63,627    34,198
                                                              ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                  (11,655)  (3,910)
 Return of capital to minority shareholder of Valcheck          (500)     ---
 Proceeds from the sale of property, plant and equipment         862       105
 Other                                                           172        37
                                                             -------    ------
   Net cash used in investing activities                     (11,121)  (3,768)
                                                             -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                                 (19,990) (13,000)
 Proceeds from the issuance of common  stock                  23,912     1,521
 Purchase of treasury shares                                 (65,458) (11,745)
                                                             -------- --------
   Net cash used in financing activities                     (61,536) (23,224)
                                                             -------  -------
Net (decrease)/increase in cash                               (9,030)   7,206
Cash at beginning of period                                   60,172   34,408
                                                             -------
Cash at end of period                                      $  51,142 $ 41,614
                                                             =======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
 Cash paid during the period for interest                    $26,082  $27,611
 Cash paid during the period for income taxes                $32,749  $21,221
 Dividends declared but unpaid                               $ ---    $ ---


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

2. SIGNIFICANT ACCOUNTING POLICIES - INVENTORIES

   Inventories are stated at the lower of cost or market (net realizable value). Cost has been principally determined by the last-in, first-out (LIFO) method. As a result of decreases in material costs compared to prior years, LIFO inventories at September 30, 1997 and December 31, 1996 were written down by $1,752,000 and $1,701,000, respectively, which represents the excess of LIFO costs over market. There was no LIFO impact on results of operations for the quarter and nine months ended September 30, 1997, and the effect on both the quarter and nine months ended September 30, 1996 was an increase in paper expense of approximately $575,000.

3. CONTINGENCIES

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

4. EARNINGS PER SHARE

   The Company will be required to adopt Statement of Financial Accounting Standards No. 128-Earnings per Share effective for the annual period ending after December 15, 1997. This standard revises the calculation of EPS and will require the Company to report diluted EPS in addition to basic EPS. Basic EPS is based on the average shares outstanding, while diluted EPS gives effect to all dilutive potential common shares outstanding. Under SFAS No. 128, the Company's basic and diluted EPS amounts would have been $.44 and $.43, respectively, for the three months ended September 30, 1997, and $1.26 and $1.25, respectively, for the nine months ended September 30, 1997. Both the Company's basic and diluted EPS amounts for the three months and nine months ended September 30, 1996 would have been identical to the EPS amounts presented in its consolidated statements of operations.

5. UNUSUAL ITEMS

   During the quarter ended June 30, 1997, the Company recorded a one-time, pre-tax charge of $7.3 million ($6.4 million, net of taxes) for a non-recurring, special payment to certain VCI executives, funded by Consolidated Press Holdings, the parent of the selling shareholder in the Company's secondary offering. A portion of this charge is considered non-deductible, resulting in a tax rate for the second quarter and year of 1997 that is higher than would normally be expected.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Total revenues rose slightly for the quarter ended September 30, 1997 to $153.5 million from $151.8 million for the year ago quarter. Free-standing insert (FSI) revenue fell 2.8% from $120.1 million for the three months ended September 30, 1996 to $116.7 million for the quarter ended September 30, 1997. This decline was attributable to a softness in the FSI industry during the quarter. Based on contracted business, management expects page volume to rebound in the fourth quarter of 1997. Valassis Impact Promotions (VIP) revenue continued to climb with an 11.7% increase from $19.6 million for the third quarter 1996 to $21.9 million for the third quarter of 1997. This increase occurred as a result of strong demand from VIP's core customer base, which more than offset the loss of several large one-time event orders which were placed in 1996. Sampling revenues were up 93.8% to $3.1 million for the three months ended September 30, 1997, primarily due to the variable timing of orders. Thus, sales will not necessarily track from one quarter to the next.

Gross profit margin, up 23.1% to 36.3%, was favorably impacted by lower paper costs in the quarter ended September 30, 1997, as compared to the year-ago quarter, and, to a lesser extent, media purchasing and printing efficiencies. Paper costs were higher than last quarter, and management anticipates a modest paper price increase during the last quarter of 1997.

Selling, general and administrative expenses increased 10.2% to $17.3 million for the quarter ended September 30, 1997 from $15.7 million in the comparable year-ago period. This increase was primarily the result of additional expenses for various incentive programs, due to the increased level of earnings, and to an increased emphasis on advertising. Management expects selling, general and administrative expenses to remain at these levels for the remainder of the year.

The effective tax rate for the quarter ended September 30, 1997 was unusually low at 33.8%, as the result of credits due to foreign losses.

Net earnings increased 64.8% from $10.8 million for the three months ended September 30, 1996, to $17.8 million for the same period of 1997. This increase is primarily due to lower paper pricing during 1997, combined with increased activity in diversified businesses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

For the nine months ended September 30, 1997, total revenues increased 2.6% to $507.7 million from $495.0 million for the comparable period in 1996. This increase was a result of a .6% rise in FSI revenue from $386.0 million in the first nine months of 1996, to $388.2 million for the first nine months of 1997, along with an 8% increase in VIP sales. Continued strong demand from VIP's core customer base drove up sales to $66.2 million for the first nine months of 1997, compared to $61.3 million for the same period in 1996. Management expects a solid year for VIP and accelerated growth in 1998. In addition, Valassis Sampling revenue rose 18.8% for the nine months ended September 30, 1997 to $13.9 million, compared to $11.7 million for the nine months ended September 30, 1996. Management expects continued growth for this business. Run-of-Press sales also contributed to the overall increase in total revenues. ROP sales were up 18.6% from $17.7 million for the first nine months of 1996, to $21.0 million for the comparable period in 1997. ROP sales for 1997 benefited from strong demand in the health and beauty category.

Increased sales, along with favorable paper pricing, resulted in a 28.6% increase in gross profit margin from 27.6% for the first nine months of 1996, to 35.5% for the same period in 1997. Although lower paper pricing has favorably impacted the 1997 gross margin, management expects modest paper price increases during the remainder of 1997.

Selling, general and administrative expenses rose 19.9% to $59.0 million, versus $49.2 million for the comparable prior year period. The nine months ended September 30, 1997 includes a one-time charge of $7.3 million for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings (CPH), the parent of the selling shareholder in the Company's secondary offering. SG&A would have increased 5.3% for the nine months ended September 30, 1997 without this one-time charge. Increases in current year SG&A expenses are attributable to higher incentive plan costs, as a result of stronger sales and profits in 1997 as compared to 1996.

The effective tax rate was 39.6% for the nine months ended September 30, 1997, compared with 39.4% for the same period in 1996. The effective tax rate increase is the result of a portion of the special one-time charge, referred to above, which is non-deductible, nearly offset by credits due to foreign losses.

Net earnings for the first nine months of 1997 were up 66.3% to $51.9 million versus $31.2 million for the same nine month period last year. This earnings improvement is the result of higher volumes in VIP, ROP and Sampling sales, along with increased pricing in the FSI business and lower paper pricing.


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents totaled $51.1 million at September 30, 1997, down $9.0 million from December 31, 1996. Cash outflows from financing activities increased $38.3 million, as the Company repurchased 2,818,500 shares for $65.5 million and retired $20.0 million of the Company's long-term debt, while generating $23.9 million from the issuance of common stock through employees' stock option plans.

Cash flow from operating activities increased $29.4 million for the nine months ended September 30, 1997 to $63.6 million, as a result of increased earnings and other positive working capital changes.

The Company has scheduled principal payments on indebtedness of $128.5 million on March 15, 1999 and $255.0 million on December 1, 2003. The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time repurchase stock through the Company's stock repurchase program.

On May 30, 1997, Valcheck Company (a partnership owned 80% indirectly by the Company and 20% by a third party) exercised a put option for $5.00 per share in connection with 500,000 shares of common stock of Artistic Greetings, Inc. which it received as partial consideration for its sale of its check business in 1995. Accordingly, Valcheck received $2.5 million on June 30, 1997, 20% of which has been paid to the third party investor.

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

In connection with the Offering, Graham A. Cubbin and James D. Packer (both affiliated with the Selling Stockholder) have resigned from the Company's Board of Directors. In addition, David A. Brandon was appointed Chairman of the Board of Directors, replacing Brian M. Powers, the Company's former Chairman. Mr. Powers remains a member of the Company's Board of Directors.


Item 6.   Exhibits and Reports on Form 8-K

a.    Exhibits

      The following exhibits are included herein:

      10.4(i)Credit Agreement dated September 11, 1997

      (27) Financial Data Schedule

b.    Forms 8-K

      The Company filed a Form 8-K, dated September 30, 1997, reporting a change in auditors.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:     November 12, 1997




                              Valassis Communications, Inc.
                                           (Registrant)





                              By: /s/Robert L. Recchia
                                  --------------------
                                     Robert L. Recchia
                                     V.P. of Finance - Chief Financial
                                     Officer



                              Signing on behalf of the Registrant and
                              as principal financial officer.