Form 10-K
period 1997-12-31
VALASSIS COMMUNICATIONS INC
filed 1998-03-30
CIK 883293

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                  _______________________________________

                                 FORM 10-K
                  _______________________________________

(Mark One)

    /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1997 or

            Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File Number:  1-10991

                        VALASSIS COMMUNICATIONS, INC.
                 (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                  38-2760940
      (State of Incorporation)           (IRS Employer Identification Number)

                                   19975 VICTOR PARKWAY
                                    LIVONIA, MI  48152
                          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                       REGISTRANT'S TELEPHONE NUMBER: (734) 591-3000
                    ___________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Exchange on which registered
----------------------------------------       --------------------------------
Common Stock, par value $.01 per share           New York Stock Exchange

8-7/8%  Senior Notes Due 1999                    Not Applicable
9-3/8%  Senior Subordinated Notes Due 1999
9.55%   Senior Notes Due 2003

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

                     Yes     / X /                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

As of March 4, 1998, there were 40,175,987 shares of the Registrant's Common Stock outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates* of the registrant was $1,523,215,000.

The applicable portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference herein into Part III of this Annual Report on Form 10-K.


* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

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

     Most of the consumer purchase incentives published by the Company are featured in cooperative free- standing inserts ("FSIs"), which are four-color promotional booklets printed by the Company at its own facilities. Valassis produced its first FSI in 1972. The Company's cooperative FSIs were inserted in the Sunday edition of over 500 newspapers with a combined average paid circulation of 57 million, on 47 publishing dates in calendar year 1997. By comparison, there were approximately 93.3 million households in the United States, based upon information published in 1990 by the U.S. Census Bureau.

     In addition to FSIs, the Company arranges for the publication of its customers'consumer promotions directly on the pages of newspapers through its run-of-press ("ROP") division begun in 1986, which has the capacity to place promotions in any newspaper. Another division of the Company, Valassis Impact Promotions ("VIP"), established in 1989 in response to growing demand from its customers for customized solo printed promotions, offers customized design, printing and distribution services primarily for solo promotional programs.

     The Company expanded its product line in 1994 by introducing newspaper-delivered sampling products ("Newspac" and "Newspouch"). In 1995, the Company continued its expansion with the purchase of McIntyre & Dodd, a Canadian sales promotion company, now known as Valassis of Canada.

BACKGROUND OF THE COMPANY

     The Company is the successor to a business founded in 1970 and operated under the names George F. Valassis & Company and GFV Communications, Inc. In December 1986, the assets of this business were acquired by Valassis Inserts, Inc. ("Valassis"), a corporation indirectly owned by Consolidated Press Holdings, Ltd. ("CPH"), a privately-owned Australian holding company. In March 1992, the Company sold 22,100,000 shares to the public. In March 1993, Valassis was merged into its corporate parent, Valassis Communications, Inc. In 1997, the Company's former majority stockholder, Conpress International (Netherlands Antilles) N.V., sold its entire stock ownership (20,173,800 shares of common stock) in the Company at $24 per share through a secondary offering.

THE COMPANY'S PRODUCTS

     The Company offers its customers a variety of consumer promotion alternatives. Depending upon the particular promotion goal, a customer can choose to include its promotional materials in cooperative FSIs or ROP, can elect to distribute a customized printed solo insert (VIP), or distribute a product sampling program. Approximately 20% of each cooperative FSI program is sold to direct mail marketers who purchase space (referred to as "remnant space") at reduced costs in exchange for accepting such space on a space-available basis. The Company prints and publishes cents-off coupons, refund offers, premiums, sweepstakes and contests distributed to households throughout the United States. The Company relies, to a significant extent, on repeat business. The Company markets its products through its own sales force.
Account Managers personally call on existing customers to maintain relationships and on potential customers to describe the advantages afforded by the Company's products compared to other promotion alternatives.

     FREE-STANDING INSERTS (FSIs)

     The Company's FSIs are distributed 46 to 48 times per year, depending upon the number of Sundays in any particular year that the Company considers viable publishing dates (generally, any non-holiday weekend). The Company printed and published approximately 79.7 billion cooperative FSI pages during the year ended December 31, 1997, representing over 49% of the estimated 162 billion cooperative FSI pages printed and distributed nationally. During that period, the Company's cooperative FSIs were inserted in the Sunday edition of over 500 newspapers with a combined average paid circulation of 56.9 million.

      Many FSI sales are made significantly in advance of program dates. The Company typically announces its annual publication schedule approximately 18 months in advance of the first publication date and customers may reserve categories at any time thereafter. Account Managers work closely with customers to select their FSI publication dates from the Company's schedule and coordinate all aspects of FSI printing and publication, as well as to obtain commitments from customers in the form of signed contracts. The Company's proprietary order entry and ad placement software allows it to produce as many different FSI versions as customers require, typically over 270 different layout versions per publication date. By offering different versions in different markets, the Company offers its customers greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

     Cooperative FSI sales during the year ended December 31, 1997 were $521.3 million, which represented approximately 77.2% of the Company's net sales. No single customer accounted for more than 10% of FSI sales during the year ended December 31, 1997. The top ten FSI customers accounted for approximately 33% of FSI sales during the same period.

     REMNANT SPACE

     At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This space, which typically accounts for about 20% of an FSI program, is referred to as "remnant space" and is sold at a discount, primarily to direct mail marketers, who place themselves on a waiting list for space that may become available. Remnant space sales are included in total cooperative FSI sales for financial reporting purposes.

     The Company selects direct mail marketers as remnant space customers on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Remnant space customers are subject to being "bumped" in favor of a regular price customer in need of space at the last minute.

     VALASSIS IMPACT PROMOTIONS (VIP)

     VIP offers its customers specialty print promotion products in multiple, customized formats such as die- cuts, posters and calendars, as well as traditional FSI formats. Because these promotions feature only one manufacturer (referred to as "solos"), the customer has the ability to create a completely individualized promotion. While VIP does produce printed material for direct mail programs or for shipment to store locations, its primary product is newspaper-delivered promotions. VIP offers customers the flexibility to run promotions any day of the year in any newspaper throughout the United States. VIP specializes in producing turnkey promotions for franchise and retail marketers (e.g., fast food chains) allowing orders to be placed on a national, regional or local basis.

     VIP sales during the year ended December 31, 1997 were $89.2 million. VIP customers are made up primarily of franchise food and retail operations. Two VIP customers accounted for 30% of VIP sales for the year ended December 31, 1997, with the top ten customers accounting for approximately 61.8% of total VIP sales.

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

     Media (newspaper placement fees) is the major cost component of ROP distribution, accounting for approximately 98% of the Company's total direct ROP costs during the year ended December 31, 1997. Management believes that its customers use the Company to place ROP because of the Company's ability to negotiate favorable media rates, its well-developed production and placement capabilities, and its capacity to execute integrated FSI and ROP programs.

     ROP customers include primarily package goods manufacturers, and their advertising and promotion agencies. The Company's total ROP sales were $23.8 million during the year ended December 31, 1997. The top three customers accounted for 66% of ROP sales during 1997. The top ten ROP customers accounted for approximately 84% of the total ROP sales during the same period.

     VALASSIS SAMPLING

     In August 1993, Valassis began offering a newspaper-delivered sampling product that gives manufacturers the ability to reach up to 40 million households in one weekend, cost-effectively. Samples can either be machine-inserted into newspapers (Newspac), placed in a polybag alongside the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch). In 1997, Valassis Sampling expanded its product line with the addition of Brand Bag and Brand Bag Plus. Both products offer customers home-delivered newspaper circulation of up to 32 million households in one weekend. This product is for marketers who do not want to deliver a sample. The bags feature the customer's advertising with the option of a weather-resistant tear-off coupon.

     In 1997, Valassis Sampling produced total revenue of $15.8 million. Three customers accounted for 65% of Sampling sales during 1997. The top 10 customers accounted for approximately 93% of total Sampling sales during the same period.

     VALASSIS OF CANADA

     In March 1995, Valassis acquired McIntyre & Dodd Marketing (now renamed Valassis of Canada), a leader in consumer promotion and direct response merchandising in Canada. Several challenges were faced in 1995 including an industry price/market share battle, poor economy, and mail order volume decline. Since then, the Company has streamlined or repositioned existing products, dropped unprofitable offerings, and added new products and services to better meet the needs of its customers. In 1997, Valassis of Canada joined forces with GeoMedia to produce a consumer research database called AdHome Navigator. This database provides demographic, lifestyle, product purchase, and other key data on nearly 1 million Canadian households.

     DISPOSITIONS

     In September 1994, VCI purchased an 80% interest in GAPP, a sales promotion company in France, which specialized in cooperative refund and couponing programs, and customized consumer print promotions. During 1995, Valassis France distributed the first national FSI program in France, which was delivered via direct mail. In April 1997, the Company decided to discontinue the operations of Valassis France. The effect of the close down of this subsidiary was not material to the Company's financial condition and results of operations.

     VCI had a 50% joint venture interest in Valassis de Mexico. This company was expected to capitalize on the growth of the Mexican retail industry by offering a wide variety of promotion marketing services. However, due to the state of the economy and less-than-desirable test results, the Company decided to exit this business in the first quarter of 1997. The disposal of the business involved minimal costs and did not have a material effect on Company earnings.

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

     Several times in the past, new competitors have attempted to establish themselves in the FSI market. This has resulted in periods of intense price competition. Furthermore, the increase in the number of FSI programs published has led to a decrease in the number of pages per FSI program and the average revenue per page with a consequent material adverse effect on the Company's financial performance. The Company's results for the fiscal year ended
June 30, 1994 and the six months ended December 31, 1994 were severely impacted by business booked under competitive pricing conditions, which accompanied the efforts of Sullivan Marketing, Inc. to enter the FSI market. Sullivan withdrew from the FSI market in February 1994. Some FSI price recovery took place during 1995, with further increases in FSI prices in 1996.

     The VIP division competes with News America for package goods and fast food business, and with commercial printers. VIP continues to add new services and product formats to meet the needs of an expanding customer base. Due to anticipated strong demand for VIP products, the Company will install a new printing press in May of 1998.

     The Company competes with several newspaper network groups in the ROP market. As there are no significant capital investments associated with that business, other competitors could easily enter the ROP market. An increase in the number of ROP competitors could result in a loss of market share for the Company's ROP division.

     BUSINESS STRATEGY

     The Company's strategy is to remain focused on the FSI segment of its business and improve pricing, while offering its customers other products and services which complement its FSI expertise. In order to accomplish the foregoing, the Company will continue its commitment to minimize costs through the use of computerized information systems and state-of-the-art production facilities, while providing high levels of product quality and customer service. In addition, the Company will attempt to capitalize on its expertise in consumer promotion by further developing its existing VIP, Sampling and Canadian divisions. Regarding new businesses, the Company's strategy has been one of investigating opportunities, while minimizing financial risk. The Company will divest of new businesses that do not show the potential to grow into substantial profit centers within the foreseeable future. The Company expects to investigate strategic acquisitions that enhance shareholder value.

     The Company has made a commitment to print all of its own promotional products and continue development of its proprietary software systems. The Company continues to invest in the further training of its personnel to maintain high levels of customer service.

     EMPLOYEES

     At December 31, 1997, the Company had approximately 1,170 employees. Approximately 350 of these employees are on the Company's sales, sales operations and marketing staff; approximately 722 are involved in manufacturing; approximately 31 are on its management information systems staff; and approximately 67 are involved with administration. None of the Company's employees are represented by a labor union. The Company considers labor relations with employees to be good and has not experienced any interruption of its operations due to labor disagreements.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located in an office complex in Livonia, Michigan. The Company also leases sales offices in Los Angeles (Seal Beach), Chicago (Schaumburg), Atlanta, Dallas, Boston, Minneapolis, Connecticut (Wilton), and various other localities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of the Company's common stock at December 31, 1997 was 365.

High and low stock prices and dividends during the twelve months ended December 31, 1997 and 1996 were:

                               1997                            1996
                     -------------------------    ----------------------------
                                    CASH                            CASH
                      SALES PRICE   DIVIDENDS       SALES PRICE     DIVIDENDS
QUARTER ENDED         HIGH      LOW   DECLARED      HIGH      LOW    DECLARED
-------------        -------------------------    ----------------------------
March 31              $23      $18 1/8    $---      $17 5/8  $15 1/2    $---
June 30               28 1/8   21         ---        19 3/8   14 5/8     ---
September 30          33       23 3/4     ---        18 3/8   14 7/8     ---
December 31           37       27 3/8     ---        21 1/8   14 5/8     ---


     On June 21, 1993, the Company suspended its policy of paying quarterly cash dividends in light of the Company's earnings outlook at that time. Currently, the Company has no plans to pay dividends, as the Board feels that share and debt repurchase are a preferable use of cash flow. In addition, should the Company change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash, as well as, subject to the restrictions described in Note 4 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands of dollars, except per share data)

                                                        SIX MONTHS
                              YEAR ENDED                   ENDED           YEAR ENDED
---------------------------------------------------  ----------------  -------------------
                DECEMBER 31 DECEMBER 31 DECEMBER 31    DECEMBER 31      JUNE 30   JUNE 30
                  1997        1996        1995           1994           1994      1993
---------------------------------------------------  ----------------  -------------------
Net sales and
other revenues    $675,496    $659,108    $613,752       $279,034      $542,609   $661,378

Earnings from
continuing
operations before
extraordinary
loss                69,930      42,902       9,574          1,923         5,173     81,934

Total assets       240,885     273,734     258,932        234,330       239,709    275,165

Long-term debt,
less current
portion            367,075     395,865     416,034        417,927       419,000    418,741

Earnings per
share before
extraordinary
loss*                 1.72        1.00         .22            .04           .12       1.89

Net earnings
(loss) per share,
basic                 1.72        1.00         .22           (.05)          .12       1.89

Net earnings
(loss) per share,
diluted               1.69        1.00         .22           (.05)          .12       1.89

Cash dividends
declared per
share                  ---         ---          ---            ---           ---      .42^


^Dividends were paid for the first three quarters of fiscal year 1993 only.

*The Company recorded a $4.2 million extraordinary loss (net of taxes) during the six-months ended December 31, 1994, as a result of early retirement of a portion of its public debt.

This information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations," including specifically statements made in "Business Outlook" and elsewhere in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods, including in-store advertising systems and other forms of coupon delivery; an increase in the Company's paper costs; or general business and economic conditions.

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


------------------------------------------------------------------------------------------
                              YEAR ENDED          YEAR ENDED          YEAR ENDED
                             DEC. 31, 1997       DEC. 31, 1996      DEC. 31, 1995
------------------------------------------------------------------------------------------
(dollar amounts in                    % of                 % of                  % of
millions)                  Actual   Revenues     Actual  Revenues    Actual    Revenues
------------------------------------------------------------------------------------------
FSI sales                  $521.3      77.2%     $504.1     76.5%    $480.7       78.3%
VIP sales                    89.2      13.2        89.4     13.6       76.8       12.5
ROP sales                    23.8       3.5        25.5      3.9       19.4        3.2
Other sales                  41.2       6.1        40.1      6.0       36.9        6.0

------------------------------------------------------------------------------------------
Revenues                    675.5     100.0       659.1    100.0      613.8      100.0
Cost of products sold       436.2      64.6       473.1     71.8      466.1       75.9

------------------------------------------------------------------------------------------
Gross profit                239.3      35.4       186.0     28.2      147.7       24.1
Selling, general and
 administrative expenses     77.4      11.5        67.1     10.2       59.5        9.7
Amortization of
 intangibles                  8.6       1.3         8.2      1.2        9.6        1.5
Minority interest             ---       ---         ---      ---       (1.4)       (.2)
Write-downs/sale of
 business                     ---       ---         ---      ---       16.9        2.8

------------------------------------------------------------------------------------------
Operating earnings          153.3      22.6       110.7     16.8       63.1       10.3
Interest expense             38.3       5.7        39.6      6.0       40.5        6.6

------------------------------------------------------------------------------------------
Earnings before
 income taxes               115.0      16.9        71.1     10.8       22.6        3.7
Income taxes                 45.1       6.7        28.2      4.3       13.0        2.1

------------------------------------------------------------------------------------------

Net earnings                $69.9      10.2%      $42.9      6.5%      $9.6        1.6%
==========================================================================================


As a result of the acquisition of Valassis in 1986, the Company recorded significant amounts of intangible assets. As a consequence, the Company's results of operations include non-cash expenses related to the amortization of intangible assets, including goodwill.

Calendar 1997 Compared to Calendar 1996

Net earnings increased 63.0% to $69.9 million in 1997 from $42.9 million in 1996. This increase was due to the strength of the Company's core free-standing insert business, coupled with a significant decrease in the average cost of paper in 1997 versus 1996.

Revenues for 1997 were $675.5 million, up 2.5% from $659.1 million in 1996. FSI revenue increased 3.4% to $521.3 million in 1997. This was due to slightly higher FSI prices and increased volume due to improved market share. VIP revenue was flat for 1997 at $89.2 million, due largely to the fact that two major customers reduced spending on print promotions, which offset the growth experienced from other customers. ROP revenue was down 6.7% to $23.8 million in 1997, still within the Company's targeted range of $20 to $25 million in revenue per year. Management does not rely upon ROP as a growth business. Valassis Sampling sales were up 10.5% in 1997.

Gross profit as a percentage of revenue increased to 35.4% in 1997 compared to 28.2% in 1996. This increase was primarily due to lower average paper costs in 1997 versus 1996, as well as smaller declines in media and print costs. After declining throughout 1996 and early 1997, paper prices began to increase during 1997, with a further modest increase expected in 1998.

Selling, general and administrative expenses increased to $77.4 million in 1997 versus $67.1 million in 1996. 1997 includes a one-time charge of $7.3 million, for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings, parent of the selling shareholder of the Company's secondary offering. The remaining increase was due to increased advertising and promotional activity, as well as incentive/reward programs associated with the increased level of earnings.

Interest expense was down in 1997 to $38.3 million from $39.6 million in 1996. The Company retired $36.2 million and $13.0 million of its public subordinated debt in 1997 and 1996, respectively.

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

Revenues for calendar 1996 were $659.1 million, up 7.4% from $613.8 million in calendar 1995. FSI revenue increased 4.9% to $504.1 million in 1996. Again this increase was primarily attributable to higher FSI pricing. Volume was down slightly as the result of fewer publishing dates; however, the Company's market share increased. A significant increase in VIP revenue was experienced, with $89.4 million in 1996 versus $76.8 million in 1995. This 16.4% increase was due to increased promotional activity by core customers, and new customers, as well as strong demand for VIP's expanded product line. ROP revenue rose 31.4% to $25.5 million in 1996 as the result of increased activity by retail accounts and the pharmaceutical industry. Although ROP is not expected to be an area of growth, the Company continues to look for ways to make it more efficient. Revenue from other businesses also increased, particularly in the area of sampling.

Gross profit as a percentage of revenue increased to 28.2% in 1996 compared to 24.1% in 1995. The increase was due to improved FSI pricing. Paper costs began to fall during 1996 after the dramatic increases seen in 1995; however, the average cost for 1996 was up slightly from the 1995 average. The declining paper prices experienced throughout 1996 had an even greater positive effect in 1997.

Selling, general and administrative expenses increased to $67.1 million in 1996 versus $59.5 million in 1995. A $1 million insurance refund was netted against 1995 SG&A expenditures. The remaining increase was due in part to increased selling cost associated with higher revenues and a full year of operations for Valassis of Canada in 1996.

Interest expense was down in 1996 to $39.6 million from $40.5 million in 1995. The Company purchased $13 million and $2 million of its public subordinated debt in 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. The Company does not offer financing to its customers. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables, and accordingly, the Company can operate with low, or even negative, working capital.

The Company also had the ability as of December 31, 1997 to incur $40 million of additional indebtedness under its existing credit facility. The Company has scheduled principal payments on indebtedness of $112.2 million on March 15, 1999 and $255.0 million on December 1, 2003.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time repurchase stock through the Company's stock repurchase program.Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

CASH FLOW - CALENDAR 1997 AND 1996

The Company experienced a significant improvement in free cash flow during 1997, due primarily to increased earnings. Cash provided by operating activities was $83.8 million in 1997, compared with $65.8 million in 1996. The Company used its excess cash to purchase $91.5 million of its common stock and to retire $36.2 million of its public debt in 1997. The Company expects to continue its share and debt repurchase programs in 1998.

CASH FLOW - CALENDAR 1996 AND 1995

The Company experienced a significant improvement in cash flow during 1996, due to increased earnings. Cash provided by operating activities was $65.8 million in 1996, compared with $26.2 million in 1995. The Company used a portion of this excess cash flow to purchase $13.0 million of its outstanding subordinated debt and $21.6 million of its common stock in 1996.

CAPITAL EXPENDITURES - The Company operates three printing facilities. Capital expenditures were $13.0 million for the year ended December 31, 1997. Management expects future capital expenditure requirements of approximately $10 million to $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information.

In response to the Year 2000 issue, the Company has created two project plans; one for program modifications and the second for implementing new financial software upgrades. The Company estimates the costs related to the implementation of the program modification plan and the financial software upgrade plan to be approximately $550,000 and $350,000, respectively, which will be funded through operating cash flows. The Company plans for all critical systems to be Year 2000 compliant by the end of 1998.

In addition, the Company has begun to ask its vendors, service providers and customers about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. It is not possible to quantify the aggregate cost to the Company with respect to vendors, service providers and customers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. This Statement requires that all items that are required as components of comprehensive income be displayed in a financial statement. The Company has not determined the impact on the Company's consolidated financial statement disclosure. SFAS No. 130 is effective for the Company's consolidated financial statements for the year ending December 31, 1998.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued by the FASB. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about its reporting operating segments. The Company has not determined the impact on the Company's consolidated financial statement disclosure. SFAS No. 131 is effective for the Company's consolidated financial statements for the year ending December 31, 1998.

BUSINESS OUTLOOK

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

-- Price and volume increases for the Company's principal product, the free-standing insert, are expected to result in a 4-6% increase in FSI revenue for 1998.

-- Due to price increases during 1997, the average price of paper in 1998, which is a major cost factor in the Company's business, is expected to increase over the average price in 1997.

-- Media and print costs are expected to decline in 1998.

The above expectations are forward-looking statements that involve a number of risks and uncertainties. Among the factors that could affect expectations are the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods, including in-store advertising systems and other forms of coupon delivery; an increase in the Company's paper costs; or general business and economic conditions.

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and December 31, 1996.

<CAPTION?>
                                                       THREE MONTHS ENDED
----------------------------------------------------------------------------------------
Thousands of dollars,
 except per share data                    Mar. 31     June 30     Sept. 30     Dec. 31
----------------------------------------------------------------------------------------
Fiscal year ended December 31, 1997

Revenue                                  $189,959     $164,254     $153,513     $167,770
Cost of products sold                     123,607      106,037       97,861      108,736
Net earnings                               22,298       11,744*      17,813       18,075
Net earnings per common share                 .53          .29          .44          .46


                                                       THREE MONTHS ENDED
-----------------------------------------------------------------------------------------
Thousands of dollars,
 except per share data                    Mar. 31     June 30     Sept. 30     Dec. 31
-----------------------------------------------------------------------------------------
Fiscal year ended December 31, 1996

Revenue                                  $180,533      $162,651     $151,835    $164,089
Cost of products sold                     134,290       116,994      107,009     114,831
Net earnings                               10,460        10,006       10,763      11,674
Net earnings per common share                 .24           .23          .25         .28



* Net earnings for the quarter ended June 30, 1997 include a one-time charge of $6.4 million (net of taxes) for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings (CPH), parent of the selling stockholder of the Company's secondary offering.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           VALASSIS COMMUNICATIONS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,    DECEMBER 31,
(in thousands)                                       1997            1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $35,437         $60,172
  Accounts receivable (less allowance for
      doubtful accounts of $1,171 at December 31,
      1997 and $684 at December 31, 1996).             81,681          92,745
  Inventories:
      Raw materials                                    10,975           6,091
      Work in progress                                 15,720          14,734
  Prepaid expenses and other                            4,536           1,931
  Deferred income taxes (Note 6)                        1,966           2,088
  Refundable income taxes                                 772             ---

--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  151,087         177,761

--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Land and buildings                                   20,133          19,991
  Machinery and equipment                             108,167         108,800
  Office furniture and equipment                       17,995          17,782
  Automobiles                                           1,012             887
  Leasehold improvements                                1,022           1,458
--------------------------------------------------------------------------------
                                                      148,329         148,918
  Less accumulated depreciation and amortization     (108,098)       (114,100)

--------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                      40,231          34,818

--------------------------------------------------------------------------------
INTANGIBLE ASSETS (NOTE 3):
      Goodwill                                         68,594          68,594
      Other intangibles                                83,387          83,706

--------------------------------------------------------------------------------
                                                      151,981         152,300
  Less accumulated amortization                      (104,709)        (96,396)

--------------------------------------------------------------------------------
NET INTANGIBLE ASSETS                                  47,272          55,904

--------------------------------------------------------------------------------
OTHER ASSETS (PRIMARILY DEBT ISSUANCE COSTS)            2,295           5,251

--------------------------------------------------------------------------------
TOTAL ASSETS                                         $240,885        $273,734
================================================================================


                         VALASSIS COMMUNICATIONS, INC.
                   CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                 DECEMBER 31,     DECEMBER 31,
(in thousands, except share data)                    1997            1996
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                  $59,226          $67,251
   Accrued interest                                    5,098            6,066
   Accrued expenses                                   25,890           22,435
   Progress billings                                  58,239           57,234
   Current portion, long-term debt                       ---            7,290
   Income taxes payable                                  ---            1,124

--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                            148,453          161,400

LONG-TERM DEBT (Note 4)                              367,075          395,865

Deferred income taxes (Note 6)                         2,315            2,565

Minority interests                                         9              498

STOCKHOLDERS' DEFICIT (Notes 9, 10 and 11):

   Common stock of $.01 par value. Authorized
      100,000,000 shares; issued 44,515,599 at
      December 31, 1997 and 43,407,906 at
      December 31, 1996; outstanding 39,515,599
      at December 31, 1997 and 42,077,196 at
      December 31, 1996                                  445              434
   Additional paid-in capital                         72,399           41,337
   Accumulated deficit                              (236,625)        (306,555)
   Foreign currency translations                        (146)            (260)
   Treasury stock, at cost (5,000,000 shares at
      December 31, 1997 and 1,330,800 shares at
      December 31, 1996)                            (113,040)         (21,550)

--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                         (276,967)        (286,594)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $240,885         $273,734
================================================================================




See accompanying notes to consolidated financial statements.

                            VALASSIS COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED
--------------------------------------------------------------------------------
(in thousands, except per share data)     DEC. 31,      DEC. 31,      DEC. 31,
                                            1997          1996,         1995
--------------------------------------------------------------------------------
REVENUES:
   Net sales                              $672,622      $656,602      $609,969

   Other                                     2,874         2,506         3,783
-------------------------------------------------------------------------------
TOTAL REVENUES                             675,496       659,108       613,752
--------------------------------------------------------------------------------
COSTS AND EXPENSES:

   Cost of products sold                   436,174       473,123       466,120

   Selling, general and administrative      77,440        67,139        59,445

   Amortization of intangible assets         8,574         8,181         9,626

   Interest                                 38,312        39,625        40,451

   Minority interests                          (34)          (12)       (1,374)

   Write downs/sale of business
   (Note 3 and 13)                             ---           ---        16,870
--------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                   560,466       588,056       591,138
--------------------------------------------------------------------------------
Earnings before income taxes               115,030        71,052        22,614

Income taxes (Note 6)                       45,100        28,150        13,040
--------------------------------------------------------------------------------
NET EARNINGS                               $69,930       $42,902        $9,574
================================================================================
NET EARNINGS PER COMMON SHARE, BASIC         $1.72         $1.00          $.22
================================================================================
NET EARNINGS PER COMMON SHARE, DILUTED       $1.69         $1.00          $.22
================================================================================


See accompanying notes to consolidated financial statements.

                            VALASSIS COMMUNICATIONS, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                             ADDITIONAL                          FOREIGN        TOTAL
                     COMMON   PAID-IN    ACCUMULATED  TREASURY   CURRENCY    STOCKHOLDERS'
(IN THOUSANDS)       STOCK    CAPITAL      DEFICIT      STOCK   TRANSLATION     DEFICIT
------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1994     $433    $39,566    $(359,031)      $---        $---     $(319,032)

Net earnings                                  9,574                                9,574

Exercise of stock
 options                            24                                                24

Foreign currency
 translation                                                           160           160
------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1995      433     39,590     (349,457)       ---         160      (309,274)

Net earnings                                 42,902                               42,902

Stock repurchase                                        (21,550)                 (21,550)

Exercise of stock
 options                   1       851                                               852

Stock grants                       896                                               896

Foreign currency
 translation                                                          (420)         (420)
------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1996       434    41,337     (306,555)   (21,550)       (260)     (286,594)

Net earnings                                 69,930                               69,930

Share repurchase                                       (91,490)                  (91,490)

Exercise of stock
 options                  10    22,299                                            22,309

Stock Grants               1     1,500                                             1,501

Foreign currency
 translation                                                          114            114

Capital contribution             7,263                                             7,263
------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1997      $445   $72,399   $(236,625)  $(113,040)     $(146)     $(276,967)
==========================================================================================




See accompanying notes to consolidated financial statements.

                              VALASSIS COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                   YEAR ENDED
------------------------------------------------------------------------------------------
(in thousands)                                          DEC. 31,     DEC. 31,     DEC. 31
                                                          1997         1996         1995
------------------------------------------------------------------------------------------
Cash flows from operating activities:

   Net earnings                                         $69,930      $42,902       $9,574
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:

      Depreciation                                        6,798        6,864        9,251

      Amortization of intangibles and bond discount       8,757        8,334        9,733

      Provision for losses on accounts receivable           900          600          675

      (Gain)/loss on sale of property, plant and
        equipment                                          (157)          54           82

      Deferred income taxes                                (128)       1,778       (3,202)

      Minority interest                                    (489)         129       (1,374)

      Write-down of assets                                  ---          ---       15,920

      Changes in assets and liabilities
      which increase (decrease) cash flow:

            Accounts receivable                          10,164       (8,918)     (21,659)

            Inventories                                  (5,870)       7,282       (6,206)

            Prepaid expenses and other                   (2,605)       1,755         (732)

            Other assets                                  2,956         (378)       1,252

            Accounts payable                             (8,025)      (4,685)         133

            Accrued interest and expenses                 2,487          872        1,957

            Income taxes                                 (1,896)       1,221          980

            Progress billings                             1,005        8,025        9,776
------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                        13,897       22,933       16,586
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $83,827      $65,835      $26,160
==========================================================================================


                          VALASSIS COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW, CONTINUED


YEAR ENDED
------------------------------------------------------------------------------------------
(in thousands)                                          DEC. 31,     DEC. 31,     DEC. 31
                                                          1997         1996         1995
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment         $(13,023)     $(7,104)     $(6,530)
    Proceeds from sale of property, plant and
     equipment                                              969          255          207
    Purchase of McIntyre & Dodd                             ---          ---       (6,575)
    Sale of Valcheck                                        ---          ---          950
    Contribution to Valcheck by minority shareholder        ---          ---          846
    Foreign currency translation                            114         (420)         160
    Capital contribution                                  7,263          ---          ---
------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (4,677)      (7,269)     (10,942)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock               23,810        1,748           24
    Repurchase of common stock                          (91,490)     (21,550)         ---
    Repayments on long-term debt                        (36,205)     (13,000)      (2,000)
------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                  (103,885)     (32,802)      (1,976)
------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents    (24,735)      25,764       13,342

Cash and cash equivalents at beginning of the year       60,172       34,408       21,166
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR            $35,437      $60,172      $34,408
==========================================================================================

Supplemental disclosure of cash flow information:
------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR INTEREST                  $39,280      $39,984      $40,781
==========================================================================================
CASH PAID DURING THE YEAR FOR  INCOME TAXES             $47,124      $25,151      $15,171
==========================================================================================


See accompanying notes to consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

Valassis Communications, Inc. (VCI or the Company) became a publicly-held company upon completion of its initial public offering on March 18, 1992. The Company operates in a single industry segment and principally produces free-standing inserts for customers in the package goods industry throughout the United States. No single customer accounted for more than 10 percent of the Company's sales during the fiscal periods ending in 1995, 1996, or 1997.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market (net realizable value). Cost has been determined by the last-in, first-out (LIFO) method for the material component which represents 80% and 76% of total inventory at December 31, 1997 and December 31, 1996, respectively. As a result of decreases in material costs compared to prior years, LIFO inventories at December 31, 1997 and 1996 were written down by $672,000 and $1,701,000, respectively, which represents the excess of LIFO costs over market.

During 1996, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years, as compared with the cost of 1996 purchases; the effect of which decreased net income by approximately $1,402,000 for the year ended December 31, 1996.

ADVERTISING

The Company expenses the cost of advertising as incurred, except for Valcheck's direct-response advertising, which was capitalized and amortized over its expected period of future benefits. Direct-response advertising consisted of the costs of direct mail order forms in FSI newspaper inserts. The capitalized costs were amortized over a three-month period following the distribution date of the insert. The assets and operations of Valcheck were sold during 1995. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $1,614,000, $180,000 and $5,037,000, respectively.

                             VALASSIS COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                 CLASS                                   RANGE
     ------------------------------                   --------------
     Buildings                                         5 - 20 years
     Machinery and equipment                           5 - 10 years
     Office furniture and fixtures                      3 - 5 years
     Automobiles                                            3 years
     Leasehold improvements                            3 - 10 years

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. The Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. The carrying value of goodwill is reviewed if circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. The effects of the adoption of SFAS No. 121 are discussed in Note 3.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share", at December 31, 1997, the statement requires presentation of both basic and diluted earnings per share and has been applied to all prior-period EPS data. The calculation of earnings per share is discussed in Note 14.

                            VALASSIS COMMUNICATIONS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments ($30.6 million and $56.6 million at December 31, 1997 and 1996, respectively) with high credit quality financial institutions. The carrying value of the cash and temporary investments approximates fair value. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

The Company's debt is also a financial instrument with an excess of fair market value over stated value of $35.3 million and $17.6 million at December 31, 1997 and 1996, respectively. See Note 4 for additional fair value disclosure.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' deficit.

Summarized financial information for the foreign operations is not presented herein, since revenues and assets of the foreign operations are each less than 10% of the respective consolidated amounts and, accordingly, are not considered material in relation to the consolidated financial statements. Additionally, foreign translation gains and losses were insignificant for all years presented.

(3)  INTANGIBLE ASSETS (dollars in thousands)

Intangible assets, which arose from the 1986 acquisition of specific net assets from GFV Communications, Inc., and its related affiliates, consist of the following:

                                                                             REMAINING
                                                                            AMORTIZABLE
                  ORIGINAL                     UNAMORTIZED    UNAMORTIZED     LIFE IN
                AMORTIZABLE    INTANGIBLE      BALANCE AT     BALANCE AT      YEARS AT
INTANGIBLE        LIFE IN    ASSETS, AT COST  DEC. 31, 1996  DEC. 31, 1997 DEC. 31, 1997
  ASSETS           YEARS
----------------------------------------------------------------------------------------
Goodwill          15 - 20       $68,594          $26,716       $24,035          9 to 12

The Valassis name
  and other            20        32,100           15,916        14,312              9.0

Pressroom
 operating
  systems          13.375        50,000           12,088         8,328            2.375

Other              5 - 20         1,287            1,184           597       up to 9.67
-----------------------------------------------------------------------------------------
                               $151,981          $55,904       $47,272
=========================================================================================


                            VALASSIS COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Valassis adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" in the fourth quarter of 1995. SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present. It was determined based on undiscounted projected cash flows currently estimated to be generated by Valassis of Canada, that the carrying amount of goodwill was overstated and a write-down of $6.2 million was recorded. The writedown was related to the deterioration of pricing in the Canadian FSI market and in the mail order business.

In addition, as a result of the Company's decision to discontinue its in-store division, goodwill of $5.3 million associated with that business was also written down in fiscal year 1995.

(4)  LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                   DEC. 31,          DEC. 31,
(in thousands)                                       1997              1996
------------------------------------------------------------------------------
Credit Facility                                   $  ----           $  ----

GAPP Debt Facility                                   ----                10

8 3/8% Senior Notes due 1997                         ----             7,290

8 7/8% Senior Notes due 1999                        6,146             6,142

9 3/8% Senior Subordinated Notes due 1999         106,031           134,833

9.55% Senior Notes due 2003                       254,898           254,880
-----------------------------------------------------------------------------
                                                  367,075           403,155
Less current portion                                 ----             7,290
-----------------------------------------------------------------------------
                                                 $367,075          $395,865
=============================================================================


Minimum long-term debt maturities are approximately $112 million in 1999 and $255 million in 2003.

                             VALASSIS COMMUNICATIONS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CREDIT FACILITY

The Company has a $40 million Revolving Credit Agreement with Comerica Bank, Harris Trust and Savings Bank, and The Long-Term Credit Bank of Japan, Ltd. Chicago Branch (collectively, the "Banks") with Comerica acting as Agent for the Banks. The Agreement matures on September 11, 2000. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate.

There were no amounts outstanding on the Revolving Line at December 31, 1997 or 1996.

The Banks have a first-priority security interest in all of VCI's, and its subsidiaries', real and personal property.

The Credit Facility requires the Company to meet certain financial covenants. At December 31, 1997, under the most restrictive covenant, VCI would have been able to declare a dividend up to $12,500,000. In addition, the Credit Facility contains certain restrictive covenants that prescribe limits on VCI's ability to, among other things, create or incur additional indebtedness, make certain investments and other restricted payments, incur liens, provide guarantees, pay dividends and make other distributions, make acquisitions, engage in trans-actions with affiliates, enter into mergers or consolidations, liquidate, sell, lease, or otherwise transfer their business or property to another entity, engage in any business other than the business engaged in by VCI or substantial-ly similar lines of business, and to enter into certain sales and leaseback transactions.

PUBLIC DEBT

The Public Debt consisting of Senior Notes due on March 15, 1999, and Senior Subordinated Notes due March 15, 1999, was issued under indentures dated March 15, 1992. All of the Senior Notes are general unsecured obligations of VCI and rank on a parity in right of payment with all other Senior Indebtedness of VCI. The Senior Subordinated Notes are general unsecured obligations of VCI and are subordinated to all Senior Indebtedness of VCI. Interest is payable on the 2003 Senior Notes semiannually on June 1 and December 1 of each year and on March 15 and September 15 of each year, for the remaining public debt.

The stated amount of the Public Debt at December 31, 1997 is as follows:

     (in thousands)                                               STATED VALUE
     __________________________________________________________________________
     8 7/8% Senior Notes Due 1999..................................    6,150
     9 3/8% Senior Subordinated
      Notes due 1999...............................................  106,105
     9.55% Senior Notes due 2003...................................  255,000
     ___________________________________________________________________________


Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The debt is traded in the over-the-counter market. At December 31, 1997, the estimated fair market value of the debt was $35.3 million over stated value. The debt had an estimated excess of fair market value over stated value of $17.6 million at December 31, 1996. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors.

The Public Debt contains certain restrictive covenants similar to those described for the Credit Facility.

                            VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  PROFIT SHARING AND BONUS PLANS

The Company has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

Expenses under the aforementioned plans were as follows:


                                                   YEAR ENDED
-----------------------------------------------------------------------------
                                    DEC. 31,         DEC. 31,        DEC. 31,
(in thousands)                        1997             1996            1995
-----------------------------------------------------------------------------

Profit sharing plan                  $3,556           $4,067          $3,115

Bonus plans for salaried,
  sales and hourly personnel          7,809            7,021           5,535

Bonus plan for executives             2,295            2,295           1,800


(6) INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components.

                                                   YEAR ENDED
-----------------------------------------------------------------------------
                                    DEC. 31,         DEC. 31,        DEC. 31,
(in thousands)                        1997             1996            1995
-----------------------------------------------------------------------------
Pre-tax income (loss):
      United States                $115,120          $73,147         $31,611
      Foreign                           (90)          (2,095)         (8,997)
-----------------------------------------------------------------------------
                                   $115,030          $71,052         $22,614
=============================================================================





                           VALASSIS COMMUNICATIONS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes have been charged to earnings as follows:



                                                              YEAR ENDED
-----------------------------------------------------------------------------
                                    DEC. 31,         DEC. 31,        DEC. 31,
(in thousands)                        1997             1996            1995
-----------------------------------------------------------------------------
Federal:
  Current                           $41,048          $23,953         $14,901
  Deferred (credit)/provision          (128)           1,778          (3,111)

State and Local                       4,180            2,419           1,250
-----------------------------------------------------------------------------
                                    $45,100          $28,150         $13,040
=============================================================================


The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

                                                  YEAR ENDED
-----------------------------------------------------------------------------
                                    DEC. 31,         DEC. 31,        DEC. 31,
(in thousands)                        1997             1996            1995
-----------------------------------------------------------------------------
Expected income tax expense         $40,261          $24,868          $7,915

Increase (decrease) in taxes
resulting from:

    Tax effect of non-deductible
     foreign losses                    (347)             733           2,948

    Amortization of intangibles       1,500            1,500           1,500

    State and local income taxes,
    net of federal benefit            2,717            1,572             813

    Other items, net                    969             (523)           (136)
----------------------------------------------------------------------------------------
ACTUAL INCOME TAX EXPENSE           $45,100          $28,150         $13,040
========================================================================================


                         VALASSIS COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of deferred income taxes and effects of each were as follows:

                                                   YEAR ENDED
-----------------------------------------------------------------------------
                                    DEC. 31,         DEC. 31,        DEC. 31,
(in thousands)                        1997             1996            1995
---------------------------------------------------------------------------
Depreciation and amortization         $(198)           $(689)          $(944)

Accrued expenses                        (63)             ---             175

Write-down of assets                    ---            3,407          (3,407)

Other items, net                        133             (940)          1,065
-----------------------------------------------------------------------------
                                      $(128)          $1,778         $(3,111)
=============================================================================


Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                 DEC. 31,             DEC. 31,
(in thousands)                                     1997                 1996
-------------------------------------------------------------------------------
Long term deferred income tax liabilities:

    Fixed assets                                  $1,844               $1,826
    Intangible assets                                439                  638
    Other                                             32                  101
-------------------------------------------------------------------------------
TOTAL LONG TERM DEFERRED INCOME TAX LIABILITIES    2,315                2,565

Current deferred income tax assets:

    Inventory                                        547                  595
    Allowance for uncollectible accounts             410                  239
    Foreign net operating loss carryforward          708                1,611
    Other - net                                    1,009                1,254
------------------------------------------------------------------------------
CURRENT TOTAL DEFERRED INCOME TAX ASSETS           2,674                3,699

Valuation allowance for foreign
    net operating loss carryforward                 (708)              (1,611)

------------------------------------------------------------------------------
NET CURRENT DEFERRED INCOME TAX LIABILITY           $349                 $477
==============================================================================


The Company has foreign net operating loss carryforwards of $1,745,000, of which $630,000 expires in 2002 and $1,115,000 expires in 2003.

                          VALASSIS COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  COMMITMENTS

Total operating lease rentals, for various office space, charged to expense was $3,324,000, $3,498,000 and $3,161,000 for the years ended December 31, 1997,
1996 and 1995, respectively. Entire minimum rental payments required under non-cancelable operating leases as of December 31, 1997, are as follows:

      YEAR ENDING DECEMBER 31,                               (IN THOUSANDS)
      ____________________________________________________________________
      1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . $  3,704
      1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3,198
      2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3,063
      2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,349
      2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,099
      Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . 18,250
      --------------------------------------------------------------------
                                                                  $32,663
      ====================================================================

On January 20, 1992 and February 11, 1992, VCI's Board of Directors approved employment agreements, which include non-compete clauses, for certain executives which became effective upon the public offering of its common stock. All such agreements have since been amended. Future commitments pursuant to such employment agreements are as follows:

      YEAR ENDED                         BASE SALARY    MAXIMUM CASH BONUS
      ____________________________________________________________________
      Dec. 31, 1998                      $2,295,000         $2,295,000
      Dec. 31, 1999                       1,919,375          1,919,375
      Dec. 31, 2000                       1,000,000          1,000,000
      Dec. 31, 2001                       1,000,000                ---
      Dec. 31, 2002                       1,000,000                ---
      Thereafter                          4,500,000                ---

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

(9)  COMMON STOCK

Options granted under the 1992 qualified stock option plan, which authorized the issuance of a maximum of 3,028,947 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from one to five years from date of grant. In December 1997, the Board approved a resolution to increase the number of available shares by 750,000 to 3,778,947. However, this is still subject to shareholder approval at the Annual Meeting to be held May 1998.

At December 31, 1997, there were outstanding options among 116 participants for the purchase of 2,611,847 shares. At December 31, 1997, there were 75,993 shares available for grant, pending shareholder approval.

                        VALASSIS COMMUNICATIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following options to purchase the Company's common shares were outstanding under the Plan on December 31, 1997.


   YEAR OF     NUMBER OF       EXERCISE     EXPIRATION      SHARES EXERCISABLE
    GRANT        SHARES          PRICE            DATE       AT DEC. 31, 1997
--------------------------------------------------------------------------------
    1992       1,239,426        $17.00       03/18/02            1,239,426
    1993         111,544        $17.00       06/17/02              111,544
    1994          25,500         $9.75       11/16/03               25,500
    1994          20,386        $17.00       11/22/03               20,386
    1994         113,079        $17.00       05/10/04               83,079
    1995          26,449        $17.00       07/31/05                    2
    1996         129,419        $17.00       01/01/06               32,849
    1996          43,579        $17.00       04/22/06                8,716
    1996          45,579        $17.00       05/06/06                9,116
    1997         136,886       $21.125       01/01/07                  ---
    1997          15,000        $22.75       04/24/07                  ---
    1997         705,000      $30.3125       12/02/07                  ---


A summary of the Company's stock option activity for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                    YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                             1997                           1996
                                  ---------------------------    -------------------------
                                              WEIGHTED                        WEIGHTED
                                              AVERAGE                         AVERAGE
                                             PER SHARE                       PER SHARE
                                   SHARES  EXERCISE PRICE         SHARES    EXERCISE PRICE
                                  ---------------------------    -------------------------
Outstanding at beginning of year  2,795,532     $16.78           2,681,914       $16.72
Granted                             862,386     $28.66             250,544       $17.00
Exercised                        (1,035,211)    $16.60             (53,394)      $14.58
Forfeited                           (10,860)    $19.09             (83,532)      $17.00
                                  ----------                     ----------
Outstanding at end of year        2,611,847     $20.77           2,795,532       $16.78
                                  ==========                     ==========
Options exercisable at year end   1,530,618                      2,280,641
                                  ==========                      ==========


                                        YEAR ENDED DECEMBER 31,
                                                1995
                                      ---------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                  PER SHARE
                                         SHARES  EXERCISE PRICE
                                       ---------------------------
Outstanding at beginning of year       2,662,955      $16.68
Granted                                   44,079      $17.00
Exercised                                 (2,500)      $9.75
Forfeited                                (22,620)     $12.67
                                       ----------
Outstanding at end of year             2,681,914      $16.72
                                       ==========
Options exercisable at year end        2,140,245
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

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock
Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 36%, 34% and 36%, weighted-average risk-free interest rates of 5.60%, 5.84% and 6.43%, and weighted-average expected lives of 5.8, 5.9 and 6.5 years.

The weighted average per share fair value of options granted during 1996 and 1995 was $6.84 and $6.09, respectively, for options granted at greater than market value. No such options were granted in 1997. The weighted average per share fair value of options granted at market value was $12.66 in 1997 and $7.07 in 1996. No such options were granted in 1995.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and earnings per share follows (in thousands except for earnings per share information):

                                      1997           1996             1995
                                    -------        -------           ------
           Pro forma net income     $68,872        $42,409           $9,535

           Pro forma earnings
           per share                  $1.69           $.99             $.22

The pro forma effects in 1997, 1996 and 1995 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(10)      STOCK COMPENSATION PLANS

The following summarizes the Company's stock compensation plans:

EMPLOYEE AND DIRECTOR RESTRICTED STOCK AWARD PLAN

The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of a cash raise, to non-employee, non-affiliated directors as a portion of their fee, and to participants in the Employee Stock Purchase Plan as described in the following paragraph. A total of 200,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its Chief Operating Officer, Alan F. Schultz, 7,500 shares of restricted stock have been or will be issued to Mr. Schultz annually in January 1996, 1997, 1998 and 1999, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over the vesting period. Such pre-tax expense was

                       VALASSIS COMMUNICATIONS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $207,000 and $74,000 for the years ended December 31, 1997 and 1996, respectively. In addition, several executives received restricted stock grants totaling 23,000 shares and 36,500 shares in 1997 and 1996, respectively, vesting over a three-year period. The related expenses will be recognized over the vesting period and was approximately $373,000 and $212,000 for the years ended December 31, 1997 and 1996, respectively. Also during 1997 and 1996, one-half of the total payments to the five outside directors, was paid in restricted stock from this plan, with a total value of $83,000 and $40,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

All full-time employees are eligible to participate in VCI's Employee Stock Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributed on behalf of each participant
25% of the participant's contributions in 1997 and 15% in 1996. The Company's contribution is made in the form of restricted stock with a one-year transfer restriction and vesting. The value of the Company's stock contributed by the Company and expensed for the year ended December 31, 1997 totaled approximately $204,000 and $56,000 for 1996.

EXECUTIVE RESTRICTED STOCK PLAN

The Executive Restricted Stock Plan provides for the grant of restricted stock, with one-year vesting, to certain executive officers. Currently, the Company's Chief Executive Officer, David A. Brandon, is the only executive eligible to receive restricted stock under this plan. The maximum number of restricted shares which may be issued under this plan is 250,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to an employment agreement between the Company, and Mr. Brandon, Mr. Brandon is eligible to receive 30,000 shares of restricted stock each year beginning with 1996 through 2000, if 70% or more of the year's performance target, set by the Compensation/Stock Option Committee, is met. The remaining 100,000 shares are undesignated as of December 31, 1997. Compensation expense is recognized over the vesting period and is dependent on the market value of stock at the end of each quarter. Pre-tax compensation expense related to the plan for year ended December 31, 1997 and 1996 was approximately $922,000 and $266,000, respectively.

401(K) PLAN

The Company has also amended its 401(k) Plan to include a 25% match in 1997 and a 15% match in 1996, payable in VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year. The expense related to this plan for the year ended December 31, 1997 and 1996 was approximately $148,000 and $47,000, respectively.

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

                               VALASSIS COMMUNICATIONS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 1994, the Company, through its wholly-owned subsidiary, Valassis International, Inc., purchased an 80% stockholder interest in GAPP (Valassis France) for $453,000. The acquisition has been accounted for as a purchase and resulted in $706,000 of goodwill being recorded. During 1996, the Company purchased the remaining 20% from the minority shareholder. The Company discontinued operations of this subsidiary in April 1997.

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

The Company decided at the end of 1995 to discontinue its Valassis In-Store Marketing division and wrote off certain assets, which consisted principally of goodwill, in-store LED signs, and related computer hardware and software, and accrued the estimated cost of removing the equipment from the stores. This resulted in a pretax charge of $9.7 million in 1995. This division accounted for $.8 million and $8.1 million in revenues in 1996 and 1995, respectively. Losses before cost of discontinuing the business were $.3 million and $1.9 million for the years ended December 31, 1996 and 1995, respectively. Valassis In-Store Marketing, Inc. was dissolved on March 3, 1997.

The Company discontinued operations of its joint venture, Valassis de Mexico and exited this business during the first quarter of 1997. The effect on earnings of the disposal of this business was immaterial. In addition, the Company discontinued operations of Valassis France, the effect of which was also not material.

(14) EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                   YEAR ENDED DECEMBER 31,
(in thousands except for share amounts)           1997      1996       1995
                                                -----------------------------
Net earnings                                    $69,930    $42,902    $9,574
                                                =============================
Basic EPS:
   Weighted average common shares outstanding    40,691     42,889    43,302
                                                =============================
   Net earnings per common share, basic           $1.72      $1.00     $0.22
                                                =============================

Diluted EPS:
   Weighted average common shares outstanding    40,691     42,889    43,302
   Shares issued on exercise of dilutive options  2,604      2,796       103
   Shares purchased with proceeds of options     (2,002)    (2,737)      (76)
   Shares contingently issuable                      15         23       ---
   Shares applicable to diluted earnings         41,308     42,971    43,329
                                                -----------------------------
   Net earnings per common share, diluted         $1.69      $1.00     $0.22
                                                =============================


Unexercised employee stock options to purchase 705,000 and 2,579,000 of the Company's common stock as of December 31, 1997 and 1995, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods. There were no such dilutive options as of December 31, 1996. Subsequent to December 31, 1997, the Company has repurchased in excess of
1.4 million of its common shares.

                              INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Valassis Communications, Inc.
Livonia, Michigan


     We have audited the accompanying consolidated balance sheet of Valassis Communications, Inc. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of income, stockholders' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 1997 consolidated financial statements present fairly in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Detroit, Michigan
February 10, 1998

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors
Valassis Communications, Inc.

     We have audited the accompanying consolidated balance sheet of Valassis Communications, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995. Our audits also included the 1996 and 1995 financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valassis Communications, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related 1996 and 1995 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              ERNST & YOUNG LLP



Detroit, Michigan
February 10, 1997

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Disclosure responsive to this item has been previously reported (as that term is defined under the Securities Exchange Act of 1934, as amended) in the Company's Current Report on Form 8-K dated September 30, 1997.

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

(a)    The following documents are filed as a part of this Report:

       1. Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

            Consolidated Balance Sheets as of December 31, 1997 and 1996.

            Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

            Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1997, 1996 and 1995.

            Consolidated statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

            Notes to Consolidated Financial Statements

            Independent Auditors' Reports

       2. Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the year ended December 31, 1997, 1996 and 1995.

                  Schedule                                              Page
                  --------                                              ----
                  II       Valuation and Qualifying Accounts . . . . . . S-2

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

(b)    Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.


By: /s/David A. Brandon                                       March 25, 1998
    -----------------------------                           -----------------
    David A. Brandon                                          Date
    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                    Date
--------------------     -------------------------------------  ----------------

/s/David A. Brandon      Chairman of the Board of Directors,     March 25, 1998
--------------------     President and Chief Executive Officer
                         (Principal Executive Officer)

/s/Larry L. Johnson      Director                                March 25, 1998
--------------------

s/Mark C. Davis          Director                                March 25, 1998
--------------------

/s/Jon M. Huntsman, Jr.  Director                                March 25, 1998
--------------------

/s/Brian M. Powers       Director                                March 25, 1998
--------------------

/s/Robert L. Recchia     Chief Financial Officer and Director    March 25, 1998
--------------------     (Principal Financial and
                         Accounting Officer)

/s/Alan F. Schultz       Chief Operating Officer                 March 25, 1998
--------------------     and Director

/s/Faith Whittlesey      Director                                March 25, 1998
-------------------

                               Schedule II


                      VALASSIS COMMUNICATIONS, INC.


                    VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              (IN THOUSANDS)


                                                      CHARGED                   BALANCE
                                        BALANCE AT      TO                        AT
                                        BEGINNING    COSTS AND   DEDUCTIONS     END OF
     DESCRIPTION                        OF PERIOD    EXPENSES       (1)         PERIOD
------------------------------------   -----------  ----------   -----------   ---------
Allowance for doubtful
   accounts (deducted from
   accounts receivable):
      Year Ended December 31, 1997 . . .   $684        $900         $413        $1,171
      Year Ended December 31, 1996 . . .    810         600          726           684
      Year Ended December 31, 1995 . . .  1,162         675        1,027           810




     (1)  Accounts deemed to be uncollectible.

                                   EXHIBIT INDEX

Exhibit
Number                                                                     Page
---------
3.1         Restated Certificate of Incorporation of Valassis
            Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-45189)

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

10.3 Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 9-3/8% Senior Subordinated Notes due 1999 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-45285)

10.3(a) First Supplemental Indenture dated as of March 31, 1993 (incorporated by reference to Exhibit 3 to the Company's Form 8-K dated as of March 31, 1993)

10.4 Credit Agreement dated as of March 6, 1992 (the "Credit Facility"), among Valassis Communications, Inc., the institutions named therein, the institutions named therein as issuing banks, CitiCorp USA, Inc., as agent and administrative agent, and Westpac Banking Corporation, as agent (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-45189)

10.4(a) Amended and Restated Amendment No. 1 to the Credit Facility, dated as of March 6, 1992 (incorporated by reference to Exhibit 10.3(a) to the Company's Registration Statement No. 33-45189)

10.4(b) Amendment No. 2 to the Credit Facility, dated as of May 15, 1992 (incorporated by reference to Exhibit 10.3(b) to the 1992 Form 10-K)

10.4(c) Amendment No. 3 to the Credit Facility, dated as of June 10, 1992 (incorporated by reference to Exhibit 10.3(c) to the 1992 Form 10-K)

10.4(d) Amendment No. 4 to the Credit Facility, dated as of August 24, 1992 (incorporated by reference to Exhibit 10.3(d) to the 1992 Form 10-K)

10.4(e) Amended and Restated Credit Agreement dated as of March 31, 1993 (incorporated by reference to Exhibit 10.3(e) to the Company's 1993 Form 10-K)

10.4(f) Amendment No. 1 to the Amended and Restated Credit Agreement dated as of July 26, 1993 (incorporated by reference to Exhibit 10.3(f) to the Company's 1993 Form 10-K)

10.4(g) Amended and Restated Credit Agreement dated as of December 29, 1993 (incorporated by reference to Exhibit 10.4(g) to the Company's 1994 Form 10-K)

10.4(h) Amendment No. 4 to the Amended and Restated Credit Agreement dated as of December 29, 1993 (incorporated by reference to Exhibit 10.4(h) to the Company's Form 10-K for the transition period July 1, 1994 to December 31, 1994)

10.5* Employment Agreement, dated January 20, 1992, among David A. Brandon, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-45189)

10.5(a)* Amendment To Employment Agreement and Non Qualified Stock Option Agreement of David A. Brandon dated as of June 18, 1993 (incorporated by reference to Exhibit 10.4(a) to the Company's 1993 Form 10-K)

10.5(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of David A. Brandon dated as of July 9, 1995 (incorporated by reference to Exhibit 10.5(b) to the Company's 1995 Form 10-K)

10.5(c)* Amendment to Employment Agreement of David A. Brandon dated as of December 22, 1995 (incorporated by reference to Exhibit 10.5(c) to the Company's 1995 Form 10-K)

10.6* Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992
            (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-45189)

10.6(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to the Company's 1995 Form 10-K)

10.6(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to the Company's 1996 Form 10-K)

10.7* Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992
            (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-45189)

10.7(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to the Company's 1995 Form 10-K)

10.7(b)* Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997

10.8 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Form S-8 filed on February 17, 1993, No. 33-59670)

10.8(a) Third Amendment of 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit D of the Company's Proxy Statement dated as of April 26, 1996

10.9 Valassis Inserts, Inc. Employees' 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-45189)

10.9(a)     First Amendment of the Valassis Communications, Inc.
            Employees' 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.9(a) to the Company's 1995 Form 10-K)

10.10       Valassis Inserts, Inc. Employees' Profit Sharing Plan
            (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-45189)

10.10(a)    First Amendment of the Valassis Communications, Inc.
            Employees' Profit Sharing Plan (incorporated by reference to
            Exhibit 10.10(a) to the Company's 1995 Form 10-K)

10.11 Tax Sharing Agreement, dated as of December 31, 1991, among CII Holdings Group, Inc. and each of its U.S. subsidiaries and Valassis Communications, Inc. (incorporated by reference to
            Exhibit 10.10 to the Company's Registration Statement No. 33-
            45189)

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

10.16(a)*   Amendment to Employment Agreement among Alan F. Schultz,
            Valassis Communications, Inc. and Valassis Inserts, Inc.
            (incorporated by reference to Exhibit 10.16(a) to the Form 10-
            K for the transition period of July 1, 1994 to December 31,
            1994)

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

10.19(a)    First Amendment to Senior Executive Annual Bonus Plan
            (incorporated by reference to Exhibit E to the Company's Proxy Statement dated April 15, 1996.

10.20       Conpress Stock Option Agreement (incorporated by reference to
            Exhibit 10.20 to the Company's June 30, 1996 Form 10-Q)

10.21 Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to the Company's June 30, 1996 Form 10-Q)

10.22 Revolving Credit Agreement dated as of August 11, 1995 (incorporated by reference to Exhibit 10.25(a) to the Company's Registration Statement No. 333-28685)

10.23 First Amendment to Revolving Credit Agreement dated as of December 15, 1995 (incorporated by reference to Exhibit 10.26(b) to the Company's Registration Statement No. 333-28685)

10.24 Amendment Number 2 to Revolving Credit Agreement dated as of May 20, 1996 (incorporated by reference to Exhibit 10.26(b) to the Company's Registration Statement No. 333-28685)

10.25 Waiver to Revolving Credit Agreement dated as of June 23, 1995 (incorporated by reference to Exhibit 10.26(b) to the Company's Registration Statement No. 333-28685)

10.26 Executive Restricted Stock Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 25,
            1996)

10.27       First Amendment of Executive Restricted Stock Plan
            (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 25, 1996)

10.28       Employee and Director Restricted Stock Award Plan
            (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 25, 1996)

10.29 Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 25,
            1996)

10.30 Form of Registration Rights Agreement between the Company and the Selling Stockholder (incorporated by reference to Exhibit
            10.18 to the Company's Registration Statement No. 333-28685)

10.31 Assignment of Stock Option Agreement dated June 5, 1997 among Conpress Cayman, LDC, Consolidated Press International (Netherlands Antilles) N.V. and the Company (incorporated by reference Exhibit 10.19 to the Company's Registration
            Statement No. 333-28685)

21.1          Subsidiaries of Valassis Communications, Inc.

23.1          Consent of Independent Auditors

23.2          Consent of Independent Auditors

27.0          Financial Data Schedule








*Constitutes a management contract or compensatory plan or arrangement.

                                     EXHIBIT 21.1



Subsidiaries of Valassis Communications, Inc.

     VCI Enterprises, Inc.
     VCI Properties, Inc.
     Valassis Direct Response, Inc.
     Valassis International, Inc.
     Destination Marketing Group, Inc.
     Blue Streak, Inc.
     Promotion Watch, Inc.

                                     EXHIBIT 23.1


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference of our report dated February 10, 1998, appearing in this Annual Report on Form 10-K of Valassis Communications, Inc. for the year ended December 31, 1997 in the following Registration Statements of Valassis Communications, Inc.:

FORM      REGISTRATION NO.              DESCRIPTION
--------  ----------------  ----------------------------------------------------
Form S-8     33-59670       1992 Long-Term Incentive Plan
                            1992 Non-Employee Directors' Stock Compensation Plan
Form S-8      333-022       1992 Long-Term Incentive Plan
Form S-8      333-024       Employees' 401(k) Retirement Savings Plan
                            Employee Stock Purchase Plan
                            Employee and Director Restricted Stock Award Plan
                            Executive Restricted Stock Award Plan



DELOITTE & TOUCHE LLP

Detroit, Michigan
March 26, 1998

                                      Exhibit 23.2




                            CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-59670) pertaining to the Valassis Communications, Inc. 1992 Long-Term Incentive Plan and the Valassis Communications, Inc. 1992 Non-Employee Directors' Stock Compensation Plan, in the Registration Statement (Form S-8 No. 333-022) pertaining to the Valassis Communications, Inc. 1992 Long-Term Incentive Plan, in the Registration Statement (Form No. 333-024) pertaining to the Valassis Communications, Inc. Employees' 401(k) Retirement Savings Plan, the Valassis Communications, Inc. Employee Stock Purchase Plan, the Valassis Communications, Inc. Employee and Director Restricted Stock
Award Plan and the Valassis Communications, Inc. Executive Restricted Stock Award Plan and in the Registration Statement (Form S-3 No. 33-83640) and in the related Prospectus of our report dated February 10, 1997, with respect to the 1996 and 1995 consolidated financial statements and schedule of Valassis Communications, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.



ERNST & YOUNG LLP



     Detroit, Michigan
     March 23, 1998

                                  AMENDMENT
                                     TO
                             EMPLOYMENT AGREEMENT
                                     AND
                     NON-QUALIFIED STOCK OPTION AGREEMENT


     This AMENDMENT TO EMPLOYMENT AGREEMENT (the "Amendment") is made December 12, 1997 by and between Valassis Communications, Inc. (the "Corporation") and Barry P. Hoffman (the "Executive").


     WHEREAS, the Corporation and the Executive entered into that certain employment agreement effective as of March 18, 1992, as amended January 2, 1996 (the "Employment Agreement");

     WHEREAS, the Corporation entered into a NON-QUALIFIED STOCK OPTION AGREEMENT with the Executive effective on March 18, 1992, as amended February 11, 1992 (the "Option Agreement"); and

     WHEREAS, the Corportion and the Executive desire to amend the Employment Agreement and the Option Agreement to extend the term of employment under the Employment Agreement.

     NOW THEREFORE, in consideration of the above recitals, the parties hereto agree as set forth below.

      1. Section 1(b) of the Employment Agreement shall be amended to read in its entirety as follows:

          "The Employment Period shall commence as of the consummation date (the "Effective Date") of the initial public offering of the common stock of VCI (the "IPO") and shall continue until the close of business on June 30, 1999."

      2. All other terms of the Employment Agreement and the Option Agreement shall remain in full force and effect.

      3. This instrument, together with the Employment Agreement and the Option Agreement, contains the entire agreement of the parties with respect to the subject matter hereof. The amendments to the Employment Agreement and the Option Agreement contained in this Amendment shall be effective from and after January 1, 1997.

     IN WITNESS WHEREOF, the Executive and the Corporation have caused this Agreement to be executed as of the day and year first above written.


                  VALASSIS COMMUNICATION, INC.

                  By: __________________________________

                  Name: ________________________________

                  Title: _______________________________



                        /s/  Barry P. Hoffman
                     _____________________________________
                               Barry P. Hoffman