Form 10-Q
period 1998-03-31
VALASSIS COMMUNICATIONS INC
filed 1998-05-11
CIK 883293

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ___________________________

                                  FORM 10-Q
                         ___________________________


(Mark One)

    /X/    	Quarterly report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

             	For the Quarterly Period Ended March 31, 1998

  ______   	Transition Report pursuant to Section 13 or 15(d) of the
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


                          19975 Victor Parkway
                        Livonia, Michigan 48152
                 (address of principal executive offices)
              Registrant's Telephone Number: (734) 591-3000

             _______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                Yes   /X/                 No ________

As of April 30, 1998, there were 39,199,521 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Balance Sheets
                       (dollars in thousands)

                                              March 31,    December 31,
                                                1998           1997
ASSETS                                       (unaudited)      (note)
                                              --------       --------
Current assets:
   Cash and cash equivalents                  $ 10,519       $ 35,437
   Accounts receivable (less allowance
    for doubtful accounts of $1,396 at
    March 31, 1998 and $1,171 at
    December 31, 1997)                         100,029         81,681
   Inventories:
      Raw materials                             13,884         10,975
      Work in progress                          10,474         15,720
   Prepaid expenses and other                    8,818          4,536
   Deferred income taxes                         1,966          1,966
   Refundable income taxes                         ---            772
                                              --------       --------
              Total current assets             145,690        151,087
                                              --------       --------

Property, plant and equipment, at cost:
   Land and buildings                           20,132         20,133
   Machinery and equipment                     112,341        108,167
   Office furniture and equipment               17,521         17,995
   Automobiles                                     971          1,012
   Leasehold improvements                        1,022          1,022
                                              --------       --------
                                               151,987        148,329
                                              --------       --------
   Less accumulated depreciation
     and amortization                         (107,929)      (108,098)
                                              --------       --------
Net property, plant and equipment               44,058         40,231
                                              --------       --------

Intangible assets:
   Goodwill                                     68,594         68,594
   Other intangibles                            83,387         83,387
                                              --------       --------
                                               151,981        151,981
   Less accumulated amortization              (106,733)      (104,709)
                                              --------       --------
Net intangible assets                           45,248         47,272
                                              --------       --------

Other assets (primarily debt issuance costs)     2,189          2,295
                                              --------       --------

Total assets                                  $237,185       $240,885
                                              ========       ========

                                      2

                    VALASSIS COMMUNICATIONS, INC.
          Condensed Consolidated Balance Sheets, Continued
           (dollars in thousands, except per share data)


                                            March 31,      December 31,
                                              1998             1997
Liabilities and Stockholders' Deficit      (unaudited)        (note)
                                            ---------        ---------
Current liabilities:
   Accounts payable                          $76,601          $59,226
   Accrued interest                            8,546            5,098
   Income taxes payable                        6,250              ---
   Accrued expenses                           14,546           25,890
   Progress billings                          43,278           58,239
   Current portion, long-term debt           108,009              ---
                                            ---------        ---------

        Total current liabilities            257,230          148,453
                                            ---------        ---------

Long-term debt                               254,903          367,075
Deferred income taxes                          2,315            2,315
Minority interest                                  6                9

Stockholders' deficit:
   Common stock of $.01 par value.
   Authorized 100,000,000 shares; issued
     45,743,812 at March 31, 1998 and
     44,515,599 at December 31, 1997; out-
     standing 39,292,912 at March 31,1998
     and 39,515,599 at December 31, 1997         457              445
   Additional paid-in capital                102,368           72,399
   Accumulated deficit                      (210,578)        (236,625)
   Foreign currency translations                (310)            (146)
   Treasury stock, at cost (6,450,900
     shares at March 31, 1998 and
     5,000,000 shares at December 31, 1997) (169,206)        (113,040)
                                            ---------        ---------

        Total stockholders' deficit         (277,269)        (276,967)
                                            ---------        ---------
        Total liabilities and
          stockholders' deficit             $237,185         $240,885
                                            =========        =========

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
               Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share data)
                                 (unaudited)

                                                   Quarter Ended
                                            March 31,      December 31,
                                              1998             1997
                                            ---------       ---------
Revenues:
   Net sales                                 $204,951        $189,307
   Other                                          732             652
                                            ---------       ---------

   Total revenues                             205,683         189,959

Costs and expenses:
   Cost of products sold                      133,902         123,607
   Selling, general and administrative         18,453          17,045
   Amortization of intangible assets            2,024           2,544
   Interest                                     9,007          10,099
                                             ---------       ---------

   Total costs and expenses                   163,386         153,295
                                            ---------       ---------

         Earnings before income taxes          42,297          36,664

   Income taxes                                16,250          14,366
                                            ---------       ---------

         Net earnings                         $26,047         $22,298
                                            =========       =========
Net earnings per common share, basic          $   .65         $   .53
                                            =========       =========

Net earnings per common share, diluted        $   .64         $   .53
                                            =========       =========

Shares used in computing net earnings
 per share, basic                          40,113,479      41,870,395
                                           ==========      ==========

Shares used in computing net earnings
 per share, diluted                        40,556,560      42,170,455
                                           ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                   VALASSIS COMMUNICATIONS, INC.
           Condensed Consolidated Statements of Cash Flows
                        (in thousands)
                          (unaudited)

                                                  Quarter Ended
                                               March 31,   December 31,
                                                 1998          1997
                                               ---------    ---------
Cash flows from operating activities:
  Net earnings                                  $26,047      $22,298
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                 3,939        4,332
    Provision for losses on accounts receivable     225          225
    Minority interest                                (3)          10
    Loss on sale of property, plant and equipment     6          154
    Changes in assets and liabilities which
     increase (decrease) cash flow:
       Accounts receivable                      (18,573)       7,293
       Inventories                                2,337        1,507
       Prepaid expenses and other                (4,282)      (1,127)
       Other assets                                 105          (93)
       Accounts payable                          17,375        2,330
       Accrued expenses and interest             (7,896)      (1,666)
       Income taxes                              14,915       13,074
       Progress billings                        (14,961)     (10,477)
                                               ---------    ---------
           Total adjustments                     (6,812)      15,562
                                               ---------    ---------
      Net cash provided by operating activities  19,235       37,860
                                               ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment     (5,770)      (5,786)
  Other                                            (121)         113
                                               ---------    ---------
      Net cash used in investing activities      (5,891)      (5,673)
                                               ---------    ---------
Cash flows from financing activities:
  Repayment of long-term debt                    (4,184)     (18,690)
  Proceeds from the issuance of common stock     22,088        1,555
  Repurchase of common stock                    (56,166)     (14,323)
                                               ---------    ---------
      Net cash used in financing activities     (38,262)     (31,458)
                                               ---------    ---------
Net increase/(decrease) in cash                 (24,918)         729
Cash at beginning of period                      35,437       60,172
                                               ---------    ---------
Cash at end of period                           $10,519      $60,901
                                               =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest     $ 5,559      $ 7,434
   Cash paid during the period for income taxes $ 1,335      $ 1,292
   Dividends declared but unpaid                $   ---      $   ---
   Common stock repurchase commitment           $   ---      $14,323

See accompanying notes to condensed consolidated financial statements.

                  VALASSIS COMMUNICATIONS, INC.
         Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation
    -----------------------
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Accounting Change
    -------------------
    During the quarter ended March 31, 1998, the Company changed its method of accounting for inventories from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change is preferable because the FIFO method better reflects the economic reality of its inventory management practices and provides a better matching of current costs with revenues.

    The change in method of inventory costing has been applied retroactively. Due to debit balance LIFO reserves and corresponding lower-of-cost-or-market reserves, the change had no effect on the balance sheet at December 31, 1997 or the income statement for the quarter ended March 31, 1997.

3.  Contingencies
    ---------------
    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

4.  Earnings Per Share
    --------------------
    The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share," effective for the annual period ending after December 15, 1997. This standard revised the calculation of EPS and requires the Company to report diluted EPS in addition to basic EPS. Basic EPS is based on the average shares outstanding while diluted EPS gives effect to all dilutive potential common shares outstanding.

                 VALASSIS COMMUNICATIONS, INC.
         Notes to Condensed Consolidated Financial Statements



5.  Comprehensive Income
    ----------------------
    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," beginning January 1, 1998.
The effect of this pronouncement is not material to the Company's financial statements.

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

Results of Operations
-----------------------
Total revenues increased 8.3% from $190.0 million for the first quarter of 1997 to $205.7 million for the first quarter of 1998. Free-standing insert (FSI) revenues were up 10.9% from $141.4 million for the quarter ended March 31, 1997 to $158.8 million for the same quarter of 1998. This increase is the result of higher prices and page volume, greater market share and one more FSI publishing date during the first quarter of 1998 than in 1997. Valassis Impact Promotions (VIP) sales were up 18.7% to $29.9 million for the March 31, 1998 quarter, as compared to $25.2 million for the previous year's quarter. This increase is a result of continued strong demand by core customers as well as the addition of a large 1998 contract. Run-of-Press (ROP) sales were down significantly during the first quarter to $2.2 million, from $10.7 million for the comparable period last year. ROP sales do not necessarily track quarter to quarter, and ROP revenue for the quarter ended March 31, 1997 was primarily driven by one-time events. The ROP division is not projected to be a growth area.

Gross profit margin was 34.9% in the first quarter of 1998, the same as the first quarter of 1997. This was primarily the result of the increase in paper prices from the prior year's quarter being offset by media and print savings.

Selling, general and administrative expenses increased to $18.5 million from $17.0 million for the same quarter last year, due mainly to additional advertising expenses, settlement of a lawsuit and the increased value of restricted stock compensation. Management expects selling, general and administrative expenses to remain at consistent levels during 1998.

Interest expense was down for the quarter ended March 31, 1998 due to early retirement of debt since the year-ago quarter. Included in interest expense for the quarter ended March 31, 1998 is $143,000 representing premiums paid to repurchase debt.

Net earnings were $26.0 million for the first quarter 1998 versus $22.3 million for the same period last year. These improved results were mainly due to strong FSI sales.


Financial Condition, Liquidity and Sources of Capital
-------------------------------------------------------
Cash flow from operating activities decreased from $37.9 million at March 31, 1997 to $19.2 million at March 31, 1998, despite increased earnings. This was due to a build up of trade receivables resulting from a higher level of sales near the end of the period in 1998 than in 1997, and increased payments for profit sharing and bonus plans based on higher earning levels attained in 1997.

During the quarter ended March 31, 1998, the Company used $4.2 million of cash to retire outstanding debt early and another $56.2 million to repurchase Company stock.

A portion of the Company's debt, in the amount of $108 million, will be due in March of 1999. The Company is currently evaluating its options with respect to this debt, including refinancing or retiring some or all of this debt.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.


Year 2000 Compliance
----------------------
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    The following exhibits are included herein:

    10.4 (j) Amendment No. 1 to Credit Agreement dated as of
             September 11, 1997.                                   12

    18.1     Letter from independent auditor regarding change
             in accounting principle.                              14

    (27)     Financial Date Schedule

b.  Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                           Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:      May 8, 1997



                                           Valassis Communications, Inc.
                                                    (Registrant)




                                           By: /s/Robert L. Recchia
                                           ----------------------------------
                                           Robert L. Recchia
                                           V.P. of Finance - Chief Financial
                                           Officer


                                          Signing on behalf of the Registrant
                                          and as principal financial officer.

                               Exhibit 10.4(j)


                    AMENDMENT NO. 1 TO CREDIT AGREEMENT


     This Amendment dated as of March 31, 1998 among Valassis
Communications, Inc. ("Company"), the financial institutions which are signatories hereto ("Banks") and Comerica Bank, as Agent for the Bank (in such capacity, "Agent").

                           R E C I T A L S:

     A. Company, Banks and Agent entered into that certain Credit Agreement dated as of September 11, 1997 ("Agreement").

     B. Company, Banks and Agent desire to amend the Agreement as set forth below.

     The parties agree as follows:

     1.  Section 9.1 of the Agreement is amended to read as follows:

     "Capital Structure and Redemptions. Purchase, acquire or redeem any of its capital stock (other than (i) redemptions of stock of Company not to exceed One Hundred Thirty Five Million Dollars ($135,000,000) in aggregate purchase price from September 11, 1997 through February 28, 1999 and (ii) on or after March 1, 1999, purchases, acquisitions or redemptions of stock of Company not to exceed Two Million Dollars ($2,000,000) in any fiscal year paid, provided that such stock is purchased solely for use in connection with an employee benefit plan or other employee incentive plan and is held by Company as treasury stock until use for such purpose) or make any material change in its structure other than the issuance of the additional stock."

     2.  The above amendment shall be effective as of the date hereof.

     3. Except as expressly set forth herein, all the terms and conditions of the Agreement shall remain in full force and effect.

     4. Company hereby represents and warrants that, after giving effect to the amendments contained herein, (a) execution, delivery and performance of this Amendment and any other documents and instruments required under this Amendment or the Agreement are within Company's corporate powers, have been duly authorized, are not in contravention of law or the terms of Company's Articles of Incorporation or Bylaws, and do not require the consent or approval of any governmental body, agency, or authority; and this Amendment and any other documents and instruments required under this Amendment or the Agreement, will be valid and binding in accordance with their terms; (b) the continuing representations and warranties of Company set forth in Sections 7.1 through 7.23 and 7.25 of the Agreement are true and correct on and as of the date hereof with the same force and effect as if made on and as of the date hereof; (c) the continuing representations and warranties of Company set forth in Section 7.24 of the Agreement are true and correct as of the date hereof with respect to the most recent financial statements furnished to the Bank by Company in accordance with
     Section 8.3 of the Agreement; and (d) no Event of Default, or condition or event which, with the giving of notice or the running of time, or both, would constitute an Event of Default under the Agreement, has occurred and is continuing as of the date hereof.

                               	COMPANY:	VALASSIS COMMUNICATIONS, INC.


                              		By: /s/ Barry P. Hoffman
                                    ---------------------------
		                                  Barry P. Hoffman
		                                  Its: Secretary

                               	AGENT:	COMERICA BANK, as Agent



                              		By: /s/ Scot Zimmerman
                                    ----------------------------
   	                               	Its: International Banking Officer


                               	REVOLVING CREDIT BANKS:	COMERICA BANK


                              		By: /s/ Scot Zimmerman
                                    ----------------------------
		                                  Its: International Banking Officer


                              		HARRIS TRUST AND SAVINGS BANK


                              		By: /s/ Kirby M. Law
                                    ----------------------------
	                                  	Its: Vice President


                              		THE LONG-TERM CREDIT BANK OF
		                              JAPAN, LTD.


                              		By: /s/ Richard E. Stahl
                                    -----------------------------
                                  		Its: Executive Vice President

                                                        Exhibit 18.1




April 24, 1998



Valassis Communications, Inc.
19975 Victor Parkway
Livonia, Michigan  48152

Dear Sirs/Madams:

At your request, we have read the description included in your Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended March 31, 1998, of the facts relating to the change in inventory valuation from the last-in, first-out method to the first-in, first-out method. We believe, on the basis of the facts so set forth and other information furnished to us by appropriate officials of the Company, that the accounting change described in your Form 10-Q is to an alternative accounting principle that is preferable under the circumstances.

We have not audited any consolidated financial statements of Valassis Communications, Inc. and its consolidated subsidiaries as of any date or for any period subsequent to December 31, 1997. Therefore, we are unable to express, and we do not express, an opinion on the facts set forth in the above-mentioned Form 10-Q, on the related information furnished to us by officials of the Company, or on the financial position, results of operations, or cash flows of Valassis Communications, Inc. and its consolidated subsidiaries as of any date or for any period subsequent to December 31, 1997.

Yours truly,


DELOITTE AND TOUCHE LLP