Form 10-Q/A
period 1998-03-31
VALASSIS COMMUNICATIONS INC
filed 1998-06-03
CIK 883293

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ___________________________

                                 FORM 10-Q/A
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

The Company is amending Item 1 - Financial Statements contained in its Form 10-Q for the quarter ended March 31, 1998, due to the following:

The caption identifying the prior year column on both the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows has been corrected to the appropriate date of March 31, 1997 instead of December 31, 1997 as was reported previously.

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

                                      3

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

                         VALASSIS COMMUNICATIONS, INC.
               Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share data)
                                 (unaudited)

                                                   Quarter Ended
                                            March 31,        March 31,
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

                   VALASSIS COMMUNICATIONS, INC.
           Condensed Consolidated Statements of Cash Flows
                        (in thousands)
                          (unaudited)

                                                  Quarter Ended
                                               March 31,     March 31,
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



Dated:      June 2, 1998



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