Form 10-Q
period 1998-06-30
VALASSIS COMMUNICATIONS INC
filed 1998-08-11
CIK 883293

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                 ___________________________

                           FORM 10-Q
                 ___________________________


(Mark One)

 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	   For the Quarterly Period Ended June 30, 1998

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

         Yes    /X/                       No ________

As of July 31, 1998, there were 38,652,946 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   VALASSIS COMMUNICATIONS, INC.
               Condensed Consolidated Balance Sheets
                      (dollars in thousands)

                                                  June 30, December 31,
                                                    1998       1997
                                                  --------  --------
                                                (unaudited)   (note)
ASSETS

Current assets:
   Cash and cash equivalents                       $15,445   $35,437
   Accounts receivable (less allowance for
   doubtful accounts of $1,597 at June 30, 1998
   and $1,171 at December 31, 1997)                 73,283    81,681
   Inventories:
      Raw materials                                 15,932    10,975
      Work in progress                               7,975    15,720
   Prepaid expenses and other                        6,020     4,536
   Deferred income taxes                             1,966     1,966
   Refundable income taxes                             ---       772
                                                  --------  --------
Total current assets                               120,621   151,087
                                                  --------  --------
Property, plant and equipment, at cost:
   Land and buildings                               20,133    20,133
   Machinery and equipment                         113,951   108,167
   Office furniture and equipment                   19,176    17,995
   Automobiles                                         977     1,012
   Leasehold improvements                            1,007     1,022
                                                  --------  --------
                                                   155,244   148,329

   Less accumulated depreciation and amortization (109,725) (108,098)
                                                  --------  --------
Net property, plant and equipment                   45,519    40,231
                                                  --------  --------
Intangible assets:
   Goodwill                                         68,594    68,594
   Other intangibles                                85,387    83,387
                                                  --------  --------
                                                   153,981   151,981

   Less accumulated amortization                  (108,758) (104,709)
                                                  --------  --------
Net intangible assets                               45,223    47,272
                                                  --------  --------
Other assets (primarily debt issuance costs)         1,468     2,295
                                                  --------  --------
Total assets                                      $212,831  $240,885
                                                  ========  ========

                                -2-

                     VALASSIS COMMUNICATIONS, INC.
           Condensed Consolidated Balance Sheets, Continued
               (dollars in thousands, except share data)

                                                 June 30,  December 31,
                                                   1998        1997
                                                ---------  ------------
                                               (unaudited)    (note)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion, long-term debt               $107,644   $      ---
   Accounts payable                                62,356       59,226
   Accrued interest                                 4,973        5,098
   Income taxes payable                             1,484          ---
   Accrued expenses                                24,564       25,890
   Progress billings                               30,426       58,239
                                                 ---------    ---------
Total current liabilities                         231,447      148,453
                                                 ---------    ---------

Long-term debt                                    254,924      367,075
Deferred income taxes                               2,315        2,315
Minority interest                                       2            9

Stockholders' deficit:
 Common stock of $.01 par value. Authorized
  100,000,000 shares; issued 45,775,254 at
  June 30, 1998 and 44,515,599  at December 31,
  1997; outstanding 38,871,354 at June 30, 1998
  and 39,515,599 at December 31, 1997                458          445
 Additional paid-in capital                      104,263       72,399
 Accumulated deficit                            (193,674)    (236,625)
 Foreign currency translations                      (310)        (146)
 Treasury stock, at cost (6,903,900 shares at
  June 30, 1998 and 5,000,000 shares at
  December 31, 1997)                            (186,594)    (113,040)
                                                ---------    ---------
Total stockholders' deficit                     (275,857)    (276,967)
                                                ---------    ---------

Total liabilities and stockholders' deficit     $212,831     $240,885
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


                                  -3

                    VALASSIS COMMUNICATIONS, INC.
             Condensed Consolidated Statements of Operations
              (dollar  in thousands, except per share data)
                            (unaudited)

                                Quarter Ended        Six Months Ended
                             -------------------    -------------------
                             June 30,   June 30,    June 30,   June 30,
                               1998       1997        1998       1997
                             --------   --------    --------   --------
Revenues:
   Net sales                 $178,406   $164,038    $383,357   $343,135
   Other                          490        216       1,222      1,078
                             --------   --------    --------   --------

   Total revenues             178,896    164,254     384,579    354,213
                             --------   --------    --------   --------

Costs and expenses:
   Cost of products sold      118,133    106,037     252,035    229,677
   Selling, general and
    administrative             22,717     24,683      41,170     41,728
   Amortization of intangible
    assets                      2,025      2,015       4,049      4,526
   Interest                     8,767      9,241      17,774     19,340
                             --------   --------    --------   --------

   Total costs and expenses   151,642    141,976     315,028    295,271
                             --------   --------    --------   --------

 Earnings before income taxes  27,254     22,278      69,551     58,942

   Income taxes                10,350     10,534      26,600     24,900
                             --------   --------    --------   --------

 Net earnings                 $16,904    $11,744     $42,951    $34,042
                             ========   ========    ========   ========

 Net earnings per common
    share, basic              $   .43    $   .29     $  1.08    $   .82

 Net earnings per common
    share, diluted            $   .43    $   .29     $  1.07    $   .81



 Shares used in computing
    net earnings per share 39,176,877 40,985,926  39,642,591 41,456,819
                           ========== ==========  ========== ==========

See accompanying notes to condensed consolidated financial statements.

                 VALASSIS COMMUNICATIONS, INC.
          Condensed Consolidated Statements of Cash Flows
                         (in thousands)
                          (unaudited)

                                                    Six Months Ended
                                                  ---------------------
                                                  June 30,     June 30,
                                                    1998         1997
                                                  --------     --------
Cash flows from operating activities:
 Net earnings                                      $42,951     $34,042
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                    7,819       7,850
    Provision for losses on accounts receivable        450         451
    Minority interest                                   (7)         16
    Loss (gain) on sale of property, plant and
     equipment                                           1        (207)
    Changes in assets and liabilities which
     increase(decrease) cash flow:
        Accounts receivable                          7,948      21,799
        Inventories                                  2,788         139
        Prepaid expenses and other                  (1,484)     (1,185)
        Other assets                                   827       2,945
        Accounts payable                             3,130         304
        Accrued expenses and interest               (3,451)      7,395
        Income taxes                                10,601         469
        Progress billings                          (27,813)    (24,597)
                                                  --------     --------
              Total adjustments                        809      15,379
                                                  --------     --------
      Net cash provided by operating activities     43,760      49,421
                                                  --------     --------
Cash flows from investing activities:
   Additions to property, plant and equipment       (8,660)    (10,453)
   Return of capital to minority shareholder
     of Valcheck                                       ---        (500)
   Proceeds from the sale of property, plant
     and equipment                                      93         224
   Acquisitions                                       (450)        ---
   Other                                              (164)        172
                                                  --------     --------
      Net cash used in investing activities         (9,181)    (10,557)
                                                  --------     --------
Cash flows from financing activities:
   Repayment of long-term debt                      (4,549)    (19,990)
   Proceeds from the issuance of common stock       23,532       3,873
   Purchase of treasury shares                     (73,554)    (42,815)
                                                  --------     --------
      Net cash used in financing activities        (54,571)    (58,932)
                                                  --------     --------
Net decrease in cash                               (19,992)    (20,068)
Cash at beginning of period                         35,437      60,172
                                                  --------     --------
Cash at end of period                              $15,445     $40,104
                                                  ========     ========

                                 -5-

                  VALASSIS COMMUNICATIONS, INC.
      Condensed Consolidated Statements of Cash Flows, Continued
                         (in thousands)
                          (unaudited)

                                                    Six Months Ended
                                                  ---------------------
                                                  June 30,     June 30,
                                                    1998         1997
                                                  --------     --------
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest        $17,899     $19,866
   Cash paid during the period for income taxes    $15,999     $24,431



See accompanying notes to condensed consolidated financial statements.

                   VALASSIS COMMUNICATIONS, INC.
        Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

	The change in method of inventory costing has been applied retroactively. Due to debit balance LIFO reserves and corresponding lower-of-cost-or-market reserves, the change had no effect on the balance sheet at December 31, 1997 or the income statement for the quarter or six-month period ended June 30, 1997.

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
          and Results of Operations.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price competition; an increase in the Company's paper costs, new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery modes, including in-store advertising systems and other forms of coupon delivery; or general business and economic conditions.

Results of Operations
-----------------------
Three Months Ended June 30, 1998 and June 30, 1997
--------------------------------------------------
Total revenues for the quarter ended June 30, 1998 increased 8.9% to $178.9 million from $164.3 million for the year ago quarter. Total revenues rose primarily as a result of increased volume, despite the publication of one less FSI program. Free-standing insert (FSI) revenue increased 3.8% for the quarter ended June 30, 1998, rising to $135.1 million from $130.2 million for the quarter ended June 30, 1997. FSI pricing showed a modest improvement, and volume and market share were both up for the second quarter of 1998. VIP revenue was up 18.8% from $19.1 million for the second quarter 1997, to $22.7 million for the same quarter in 1998. Sampling revenue was $11.5 million for the quarter, versus $5.0 million in the prior year quarter.

Paper costs were up significantly from the year ago period, contributing to an overall decrease in the gross profit margin to 34.0% in the quarter ended June 30, 1998, from 35.4% in the same quarter last year. Due to increased page volume, resulting in a greater average book size, media and print costs decreased on a unit basis for the second quarter of 1998 versus the same quarter last year.

Selling, general and administrative expenses decreased to $22.7 million for the three months ended June 30, 1998, from $24.7 million in the comparable period of 1997. The three months ended June 30, 1998 included a one-time charge of $6.0 million related to the early retirement and resulting amendment to the employment contract of the former CEO, and the three months ended June 30, 1997, included a one-time charge of $7.3 million, for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings (CPH), the selling shareholder of the Company's secondary offering. Without these one-time charges, SG&A would have been $16.7 million in the quarter ended June 30, 1998 and $17.4 million in the quarter ended
June 30, 1997. Management expects selling, general and administrative expenses to remain at similar levels during the remainder of the year.

The effective tax rate for the quarter ended June 30, 1998 was 38%, compared to 47% in the quarter ended June 30, 1997. The decrease in the rate was due to a portion of the special one-time charge in 1997, referred to above, being considered non-deductible in calculating the necessary tax provision for the prior-year quarter.

Net earnings were $16.9 million, compared to $11.7 million for the same quarter last year. Net earnings rose primarily as a result of strong FSI volume, and the after-tax effect of the one-time charges referred to earlier being greater on the prior year results than on the current year results.

Six Months Ended June 30, 1998 and June 30, 1997
------------------------------------------------
The Company's revenue for the first six months of 1998 was up 8.6% to $384.6 million, as compared to $354.2 million for the same period in 1997. This increase was fueled by a 7.5% gain in FSI revenue from $271.6 million in the first six months of 1997, to $292.0 million in the comparable 1998 period. FSI revenue rose as a result of higher volume due, in part, to improved market share and slightly improved pricing during the first six months of 1998. In addition, stronger VIP and Sampling sales contributed to the overall increase in revenue. VIP revenue was up 18.7% to $52.6 million for the first six months of 1998, as compared to $44.3 million in the same period of 1997. Management expects continued growth for VIP due to the additional capacity provided by a new printing press installed in June 1998, as well as the addition of a large 1998 contract. Sampling revenue rose 100.0% from $10.8 million for the first six months of 1997, to $21.6 million for the first six months of 1998. Based on the current level of prebookings, management expects growth in excess of 50% for this division in 1998. ROP revenue decreased 60.0% to $5.8 million for the six months ended June 30, 1998, compared to $14.5 million for the six months ended June 30, 1997.

Gross margin decreased from 35.2% during the first six months of 1997, to 34.5% for the same period in 1998, as increased sales were offset by significant increases in paper costs. Although the Company has experienced higher paper costs in 1998 versus a year ago, management believes paper prices have peaked and expects no further increases for the year. In addition, management expects the cost of paper to decrease in 1999.

Selling, general and administrative expenses were $41.2 million for the six months ended June 30, 1998, compared with $41.7 million for the same period last year. The six months ended June 30, 1998 included a one-time charge of $6.0 million related to the early retirement and resulting amendment to the employment contract of the former CEO, and the six months ended June 30, 1997, included a one-time charge of $7.3 million, for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings (CPH), the selling shareholder of the Company's secondary offering. Without these one-time charges, SG&A would have increased 2.0% for the six months ended June 30, 1998, versus the year-ago period, due primarily to additional advertising expenditures in the first half of 1998 versus the same period a year ago.
                              -10-

The effective tax rate for the six months ended June 30, 1998 was 38.2%, compared with 42.2% for the six months ended June 30, 1997. The decrease was due to a portion of the special one-time charge in 1997, referred to above, being considered non-deductible for the year-ago quarter.

For the six months, net earnings were $43.0 million, versus $34.0 million for the same six months last year. The increase in net earnings is attributable to increased volume and pricing in the FSI business, combined with the increased volume of VIP and Sampling sales.

Financial Condition, Liquidity and Sources of Capital
-----------------------------------------------------

Cash and cash equivalents totaled $15.4 million at June 30, 1998, down $20.0 million from December 31, 1997. This was the result of cash provided by operating activities of $43.8 million, and cash used in investing activities and financing activities of $9.2 million and $54.6 million, respectively.

Cash flow from operating activities decreased from $49.4 million for the six months ended June 30, 1997 to $43.8 million for the six months ended June 30, 1998, despite an increase in earnings. This decrease was mainly due to changes in accounts receivable and progress billings. The net receivable balance at December 31, 1996 was unusually high, leading to above average collections during the first half of 1997.

A portion of the Company's debt(which totaled $362.6 million as of June 30, 1998), in the amount of $107.6 million, will be due in March of 1999. The Company is currently evaluating its options with respect to this debt, including refinancing or retiring some or all of this debt. The Company also had the ability as of June 30, 1998 to incur $40.0 million of additional indebtedness under its existing credit facility.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

Year 2000 Compliance
--------------------
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information.

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

a.  The Company held its Annual Meeting of Stockholders on May 19, 1998.

c. The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockhoders or until their respective successors have been duly elected and qualified was voted on by the stock-holders. The nominees, all of whom were elected, were: David A. Brandon, Mark C. Davis, Jon M Huntsman, Jr., Larry L. Johnson, Brian M. Powers, Robert L. Recchia, Alan F. Schultz and Faith Whittlesey. The Inspector of Election certified the following vote tabulations with respect thereto:

          Director            For            Withheld      Broker Non-Votes
    --------------------   -----------    --------------   ----------------

    David A. Brandon       33,808,490       334,320              0
    Mark C. Davis          33,812,489       330,321              0
    Jon M. Huntsman, Jr.   33,851,135       291,675              0
    Larry L. Johnson       33,815,680       327,130              0
    Brian M. Powers        33,817,528       325,282              0
    Robert L. Recchia      33,812,438       330,372              0
    Alan F. Schultz        33,850,562       292,248              0
    Faith Whittlesey       33,812,168       330,702              0

2. A proposal to approve Amendment Number 4 to the Company's 1992 Long-Term Incentive Plan to increase the number of shares reserved for issuance thereunder was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

         For          Against          Abstain       Broker Non-Votes
      ---------     -----------      -----------     ----------------

      31,216,097     2,799,505          47,818             79,390

3. A proposal to ratify the selection of Deloitte & Touch LLP, as auditors of the Company for the 1998 fiscal year was approved by the stockholders.

     The Inspector of Election certified the following vote tabulations:

        For           Against          Abstain        Broker Non-Votes
      --------      -----------      -----------      ----------------

     34,074,637        7,537            60,636                0

Item 6.  Exhibits and Reports on Form 8-K

  a.  Exhibits

	  The following exhibits are included herein:

      10.5 (d)	Amendment to Employment Agreement of David A. Brandon
               dated as of June 3, 1998.

          (27) Financial Data Schedule

  b.  Form 8-K

  The Company filed a report on Form 8-K, dated June 4, 1998, announcing that Alan F. Schultz had been named President and CEO, succeeding David A. Brandon.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 7, 1998





                                     Valassis Communications, Inc.
                                             (Registrant)




                                     By: /s/ Robert L. Recchia
                                        -----------------------------
                                        Robert L. Recchia
	                                    Executive Vice President -
                                        Chief Financial Officer


                            		       Signing on behalf of the
                                     Registrant and as principal
                                     financial officer.