Form 10-Q
period 1998-09-30
VALASSIS COMMUNICATIONS INC
filed 1998-11-12
CIK 883293

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ___________________________

                             FORM 10-Q
                       ___________________________

(Mark One)

__X __     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                 For the Quarterly Period Ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing require-ments for the past 90 days:
      Yes ___X___                                     No ________

As of October 31, 1998, there were 38,154,006 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       VALASSIS COMMUNICATIONS, INC.
                   Condensed Consolidated Balance Sheets
                         (dollars in thousands)

                                           September 30,   December 31,
                                               1998           1997
                                           ______________  _____________
                                            (unaudited)      (note)
ASSETS
Current assets:
   Cash and cash equivalents                  $19,592          $35,437
   Accounts receivable (less allowance for
    doubtful accounts of $1,773 at
    September 30, 1998 and
    $1,171 at December 31, 1997)               93,807           81,681
   Inventories:
      Raw materials                            10,647           10,975
      Work in progress                         18,357           15,720
   Prepaid expenses and other                   8,227            4,536
   Deferred income taxes                        1,966            1,966
   Refundable income taxes                        902              772
                                         _____________  ______________
                 Total current assets         153,498          151,087
                                         _____________  ______________

Property, plant and equipment, at cost:
   Land and buildings                          20,133           20,133
   Machinery and equipment                    115,382          108,167
   Office furniture and equipment              19,342           17,995
   Automobiles                                  1,057            1,012
   Leasehold improvements                       1,022            1,022
                                         _____________  ______________
                                              156,936          148,329

   Less accumulated depreciation
    and amortization                         (111,585)        (108,098)
                                         _____________  ______________
      Net property, plant and equipment        45,351           40,231
                                         _____________  ______________
Intangible assets:
   Goodwill                                   68,594            68,594
   Other intangibles                          85,387            83,387
                                         _____________  _____________
                                             153,981           151,981
   Less accumulated amortization            (110,782)         (104,709)
                                         _____________  ______________
           Net intangible assets              43,199            47,272
                                         _____________  ______________
Other assets (primarily
  debt issuance costs)                         1,408             2,295
                                         _____________  ______________
                  Total assets              $243,456          $240,885
                                         =============  ==============

                         VALASSIS COMMUNICATIONS, INC.
               Condensed Consolidated Balance Sheets, Continued
                  (dollars in thousands, except share data)


                                           September 30,  December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT         1998           1997
                                          ______________  ___________
                                           (unaudited)      (note)

Current liabilities:
   Current portion, long-term debt             $107,664       $   ---
   Accounts payable                              64,359        59,226
   Accrued interest                               8,544         5,098
   Accrued expenses                              24,194        25,899
   Progress billings                             57,437        58,239
                                          ______________  ___________

Total current liabilities                       262,198       148,462
                                          ______________  ___________

Long-term debt                                  254,925       367,075
Deferred income taxes                             2,315         2,315

Stockholders' deficit:
   Common stock of $.01 par value.
   Authorized 100,000,000 shares; issued
   45,842,728 at September 30, 1998 and
   44,515,599 at December 31, 1997;
   outstanding 38,342,228 at September 30,
   1998 and 39,515,599 at December 31, 199          458          445

   Additional paid-in capital                   106,221       72,399
   Accumulated deficit                         (173,804)    (236,625)
   Foreign currency translations                   (291)        (146)
   Treasury stock, at cost (7,500,500 shares
   at September 30, 1998 and 5,000,000 shares
   at December 31, 1997)
                                               (208,566)    (113,040)
                                            ____________  __________

         Total stockholders' deficit           (275,982)    (276,967)
                                            ____________  __________
         Total liabilities and
          stockholders' deficit                $243,456     $240,885
                                            ============  ==========

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

                         VALASSIS COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                 (unaudited)


                            Quarter Ended          Nine Months Ended
                        ______________________   _____________________
                        Sept. 30,    Sept. 30,   Sept. 30,   Sept. 30,
                          1998         1997        1998        1997
                        __________  __________   __________  _________

Revenues:
   Net sales             $166,467    $152,619     $549,824   $505,755
   Other                      636         894        1,858      1,971
                         _________  __________   __________  _________

   Total revenues         167,103     153,513      551,682    507,726
                         _________  __________   __________  _________

Costs and expenses:
   Cost of products sold  107,377      97,861      359,412    327,538
   Selling, general and
    administrative         16,799      17,307       57,969     59,035
   Amortization of
    intangible assets       2,024       2,031        6,073      6,557
   Interest                 8,758       9,401       26,532     28,741
                         _________  __________   __________  _________
   Total costs
    and expenses          134,958     126,600      449,986    421,871
                         _________  __________   __________  _________

     Earnings before
      income taxes         32,145      26,913      101,696     85,855

   Income taxes            12,275       9,100       38,875     34,000
                         _________  __________   __________  _________

        Net earnings      $19,870     $17,813      $62,821    $51,855
                         =========  ==========   ==========  =========


  Net earnings per common
   share, basic           $   .52     $   .44      $  1.60    $  1.26
                         =========  ==========   =========  ==========

  Net earnings per common
    share, diluted        $   .51     $   .43      $  1.58    $  1.25
                         =========  ==========   ==========  =========


  Shares used in computing
    net earnings per share
                        38,530,325  40,231,768  39,267,761  41,043,981
                        ==========  ==========  ==========  ==========



See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                               (in thousands)
                                 (unaudited)


                                                  Nine Months Ended
                                            _________________________
                                              Sept. 30,    Sept. 30,
                                                1998         1997
                                             __________    __________

Cash flows from operating activities:
  Net earnings                                 $62,821       $51,855
  Adjustments to reconcile net earnings
   to net cash provided by operating
    activities:
     Depreciation and amortization              11,822        11,585
     Provision for losses on accounts
      receivable                                   675           675
     Minority interest                               7           (35)
     Loss (gain) on sale of property,
      plant and equipment                            1          (385)
     Changes in assets and liabilities
      which increase (decrease) cash flow:
         Accounts receivable                   (12,801)        2,507
         Inventories                            (2,309)       (4,437)
         Prepaid expenses and other             (3,691)          (88)
         Other assets                              887         2,789
         Accounts payable                        5,133           156
         Accrued expenses and interest            (266)        2,474
         Income taxes                             (130)        1,251
         Progress billings                        (802)       (4,720)
                                             __________    __________
            Total adjustments                   (1,474)       11,772
                                             __________    __________
  Net cash provided by operating
   activities                                   61,347        63,627
                                             __________    __________

Cash flows from investing activities:
  Additions to property, plant and equipment   (10,454)      (11,655)
  Acquisitions                                    (450)          ---
  Return of capital to minority shareholder
   of Valcheck                                     ---          (500)
  Proceeds from the sale of property, plant
   and equipment                                    97           862
  Other                                           (145)          172
                                             __________    __________
   Net cash used in investing activities       (10,952)      (11,121)
                                             __________    __________

Cash flows from financing activities:
  Repayment of long-term debt                   (4,549)      (19,990)
  Proceeds from the issuance of common stock    33,835        23,912
  Purchase of treasury shares                  (95,526)      (65,458)
                                             __________    __________
      Net cash used in financing activities    (66,240)      (61,536)
                                             __________    __________

Net decrease in cash                           (15,845)       (9,030)
Cash at beginning of period                     35,437        60,172
                                             __________    __________
Cash at end of period                          $19,592       $51,142
                                             ==========    ==========

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for interest     $23,086       $26,082
  Cash paid during the period for income
   taxes                                       $30,213       $32,749




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

    The change in method of inventory costing has been applied retroactively. Due to debit balance LIFO reserves and corresponding lower-of-cost-or-market reserves, the change had no effect on the balance sheet at December 31, 1997 or the income statements for the quarter or nine-month period ended September 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price competition; an increase in the Company's paper costs, new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery modes, including in-store advertising systems and other forms of coupon delivery; the inability of material third parties upon which the Company relies to be year 2000 compliant in a timely manner; or general business and economic conditions.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Total revenues rose nearly 9% for the quarter ended September 30, 1998 to $167.1 million from $153.5 million for the year-ago quarter. Free-standing insert (FSI) revenue rose 16.4% from $116.7 million for the three months ended September 30, 1997 to $135.8 million for the quarter ended September 30, 1998. This increase was attributable primarily to FSI industry page growth, as well as slightly higher market share and moderate price increases during the quarter. Valassis Impact Promotions (VIP) revenue was down 4.1% to $21.0 million for the third quarter of 1998 compared to $21.9 million for the year-ago period. Sampling revenues were down 22.6% to $2.4 million for the three months ended September 30, 1998. Sampling revenues do not track quarter to quarter and are typically lower in the second half of the year. ROP revenue was down 46.2% to $3.5 lmillion for the three months ended September 30, 1998 versus the year-ago period, which was benefited by strong demand in the health and beauty category.

Although the gross profit margin was favorably impacted by the increase in FSI pages, paper cost increases led to a decline in margin from 36.3% to 35.7%. Third quarter 1998 paper costs were higher than second quarter 1998; however, the Company has already experienced a decrease in paper prices and expects average paper costs in 1999 to be lower than the average cost in 1998.

Selling, general and administrative expenses were down to $16.8 million for the quarter ended September 30, 1998, compared to $17.3 million for the quarter ended September 30, 1997. Management expects selling, general and administrative expenses to remain at these levels for the remainder of the year.

Net earnings increased 11.8% from $17.8 million for the three months ended September 30, 1997, to $19.9 million for the same period of 1998. This increase is primarily due to the strong quarter experienced by the FSI product.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

For the nine months ended September 30, 1998, total revenues increased 8.7% to $551.7 million from $507.7 million for the comparable period in 1997, primarily as a result of a 10.2% rise in FSI revenue from $388.2 million in the first nine months of 1997, to $427.8 million for the first nine months of 1998. The FSI increase is attributable to overall industry page growth, as well as slightly higher market share and moderate price increases. In addition, VIP experienced an 11.2% increase in sales during the nine-month period ended September 30, 1998 and is expected to exceed $100 million in revenue for the year.

Also, Valassis Sampling revenue rose 72.7% for the nine months ended
September 30, 1998 to $24.0 million, compared to $13.9 million for the nine months ended September 30, 1997. Management expects growth in excess of 70% for this division in 1998. ROP sales were $9.3 million for the nine months ended Setember 30, 1998, down 55.7% from the same period last year, which was benefited by strong demand in the health and beauty category. The Company does not project the ROP division to be a growth area, but rather an additional source offered to its customers.

The favorable impact of increased FSI volume and higher pricing was offset by an increase in paper costs over last year. However, the Company believes that the effect of paper price increases peaked in the third quarter. The Company has already experienced paper price decreases and expects average paper costs to be down in 1999 versus 1998. Gross margin decreased from 35.5% for the first nine months of 1997, to 34.9% for the same period in 1998.

Selling, general and administrative expenses were down 1.7% to $58.0 million, versus $59.0 million for the comparable prior-year period. The Company's results for the nine months ended September 30, 1998 includes a one-time charge of $6.0 million related to the early retirement of the former CEO, and the results for the nine months ended September 30, 1997 includes a charge of $7.3 million for a non-recurring special payment to certain VCI executives, funded by Consolidated Press Holdings (CPH), the parent of the selling shareholder in the Company's secondary offering that was completed in July 1997. SG&A would have increased 0.5% for the nine months ended September 30, 1998, versus the prior year period, without these one-time charges. The effective tax rate was 38.2% for the nine months ended September 30, 1998, compared with 39.6% for the same period in 1997. The effective tax rate decrease is the result of a portion of the special one-time charge in the nine months ended
September 30, 1997, referred to above, being non-deductible.

Net earnings for the first nine months of 1998 were up 21.0% to $62.8 million, versus $51.9 million for the same nine-month period last year. This earnings improvement is primarily the result of higher volumes and increased pricing in the FSI business.

Financial Condition, Liquidity and Sources of Capital

Cash and cash equivalents totaled $19.6 million at September 30, 1998, down $15.8 million from December 31, 1997. This was the result of cash provided by operating activities of $61.3 million, and cash used in investing activities and financing activities of $11.0 million and $66.2 million, respectively.

Cash flow from operating activities decreased from $63.6 million for the nine months ended September 30, 1997 to $61.3 million for the nine months ended September 30, 1998, despite an increase in earnings. This decrease was mainly due to changes in accounts receivable. The net receivable balance at December 31, 1996 was unusually high, leading to above average collections during the first half of 1997.

A portion of the Company's debt (which totaled $362.6 million as of September 30, 1998), in the amount of $107.7 million, will be due in March of 1999. The Company is currently evaluating its options with respect to this current debt, including refinancing or retiring this debt. The Company also had the ability as of September 30, 1998 to incur $40.0 million of additional indebtedness under its existing credit facility, and is currently in negotiations to increase this amount. During October 1998, the Company drew down $40 million under such credit facility and used the proceeds to retire a portion of its public debt.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or generate erroneous data or information.

In response to the Year 2000 issue, the Company has implemented a multi-faceted project plan, which covers both IT and non-IT systems. This plan encompasses three areas: (1) program modifications; (2) implementing new financial software upgrades; and (3) testing readiness of vendors and customers. Phases associated with the project plan are : identification and ranking of components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; assessment of those components; remediation or replacement of non-compliant systems and components; testing of systems and components following remediation; and the development of contigency plans.

With regard to program modification and implementing new software upgrades, the Company is currently in the testing phase and expects to have all critical systems Year 2000 compliant by the end of 1998. With regards to readiness of vendors and customers, the Company is currently in the assessment phase and plans to have testing completed by June 30, 1999.

The Company's plans include the development of a full contigency plan. The Company believes that by June 30, 1999, it will be able to fully determine its most likely worst case scenarios and will have its contingency plans in place. Potential sources of risk include the inability of suppliers (principally paper suppliers) to be Year 2000 compliant in a timely manner, which would result in delays in product deliveries from such suppliers, the disruption of the distribution of the Company's products to the consumer, and disruption of the Company's own production facilities as a result of general failure of necessary infrastructure such as electricity supply.

The Company estimates the total costs related to the implementation of the program modification plan and the financial software upgrade plan to be approximately $400,000 and $300,000, respectively, which will be funded through operating cash flows. To date, expenses have totaled approximately $300,000 for program modifications and $30,000 for financial software upgrades. It is not possible to quantify the aggregate cost to the Company with respect to vendors, service providers and customers who fail to become Year 2000 compliant.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

   The following exhibits are included herein:

   10.16(c) Amendment To Employment Agreement and Non-Qualified Stock Option
            Agreements of Alan F. Schultz dated September 15, 1998.

   10.32 Non-Qualified Stock Option Agreement of Richard N. Anderson dated September 15, 1998.

   10.33 Non-Qualified Stock Option Agreement of Barry P. Hoffman dated September 15, 1998.

   10.34 Non-Qualified Stock Option Agreement of Robert L. Recchia dated September 15, 1998.

   10.35 Non-Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998.

   (27) Financial Data Schedule

b. Form 8-K

The Company did not file any current report on Form 8-K during the three months ended September 30, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:      November 11, 1998




                              Valassis Communications, Inc.
                                      (Registrant)




                              By:  \S\ROBERT L. RECCHIA
                                   ____________________
                                   Robert L. Recchia
                                   Executive Vice President -
                                       Chief Financial Officer


                              Signing on behalf of the Registrant and
                              as principal financial officer.