Form 10-K405
period 1998-12-31
VALASSIS COMMUNICATIONS INC
filed 1999-03-25
CIK 883293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
                     --------------------------------------

(Mark One)

   X      Annual report pursuant to Section 13 or 15(d) of the Securities
------    Exchange Act of 1934

          For the fiscal year ended December 31, 1998 or

------ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Commission File Number:  1-10991

                          VALASSIS COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                      38-2760940
 (State of Incorporation)                   (IRS Employer Identification Number)

                              19975 VICTOR PARKWAY
                                LIVONIA, MI 48152
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                  REGISTRANT'S TELEPHONE NUMBER: (734) 591-3000
              ----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

             TITLE of each class                  Exchange on which registered
             -------------------                  ----------------------------

Common Stock, par value $.01 per share              New York Stock Exchange

9.55%   Senior Notes Due 2003                            Not Applicable

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

                 Yes   X                No
                     -----                 -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1999, there were 38,025,582 shares of the Registrant's Common Stock outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates* of the registrant was $1,564,000,000.

The applicable portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on or about May 18, 1999 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.


* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         We are a leading marketing services company in the field of sales promotion. We generate most of our revenues by printing and publishing cents-off coupons and other consumer purchase incentives primarily for package goods manufacturers. We are one of the country's largest printers and publishers of these coupons.

         We offer a broad array of marketing products, including:

         - Free-Standing Inserts ("FSIs") - four-color promotional booklets containing the coupons of multiple advertisers that are distributed by us to nearly 58 million households through Sunday newspapers;

         - Valassis Impact Promotions ("VIP") - solo specialized promotional programs for single advertisers;

         -    Valassis Sampling - newspaper-delivered sampling programs;

         - Valassis of Canada - consumer promotion and direct response merchandising; and

         -    Run-of-Press ("ROP") - advertising on the pages of newspapers.

         We produced our first FSI in 1972. In 1998, we inserted our cooperative FSIs in the Sunday edition of over 500 newspapers with a combined average paid circulation of approximately 57.7 million on 46 publishing dates. By comparison, there were approximately 93.3 million households in the United States, according to information published in 1990 by the U.S. Census Bureau.

BUSINESS STRATEGY

         We believe that our existing products put us in a strong position to meet the mass and geo-demographic targeted needs of our customers. Our strategy is to build on the strength of our core FSI product to offer a range of integrated marketing solutions to a broader base of customers. In order to accomplish this, we will continue our commitment to the FSI segment of our business while providing high levels of product quality and customer service. In addition, we will attempt to capitalize on our expertise in consumer promotion to further develop our existing VIP, Valassis Sampling, and Valassis of Canada divisions. We will continue to offer more highly targeted and one-to-one marketing solutions via direct mail and the Internet utilizing database marketing techniques.

THE COMPANY'S PRODUCTS

         We print and publish cents-off coupons, refund offers, premiums, sweepstakes and contests distributed to households throughout the United States. We offer our customers a variety of consumer promotion alternatives. Depending upon the particular promotion goal, a customer can choose to include its promotional materials in FSIs or ROP, can elect to distribute a customized printed solo insert (VIP), or distribute a product sampling program. We market our products through our own sales force and rely to a significant extent on repeat business.

         Account Managers personally call on existing customers to maintain relationships and on potential customers to describe the advantages afforded by our products compared to other promotion alternatives. In addition, approximately 25% of each cooperative FSI program is sold to direct mail marketers who purchase space (referred to as "remnant space") at reduced costs in exchange for accepting such space on a space-available basis.

FREE-STANDING INSERTS (FSIS)

         Most of the consumer purchase incentives that we publish are featured in cooperative FSIs which are four-color promotional booklets printed by us at our own facilities and distributed through Sunday newspapers. Cooperative FSIs are booklets containing promotions from multiple advertisers. We produced our first FSI in 1972. In 1998, we inserted our cooperative FSIs in the Sunday edition of over 500 newspapers with a combined average paid circulation of approximately 57.7 million on 46 publishing dates. By comparison, there were approximately 93.3 million households in the United States, according to information published in 1990 by the U.S. Census Bureau.

         Many FSI sales are made significantly in advance of program dates. We typically announce our annual publication schedule approximately 12 to 18 months in advance of the first publication date and customers may reserve space at any time thereafter. Account Managers work closely with customers to select their FSI publication dates from our schedule and coordinate all aspects of FSI printing and publication, as well as to obtain commitments from customers in the form of signed contracts. Our proprietary order entry and ad placement software allows us to produce as many different FSI versions as customers require, typically over 270 different layout versions per publication date. By offering different versions in different markets, we offer our customers greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

         At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This remnant space is sold at a discount, primarily to direct mail marketers, who place themselves on a waiting list for space that may become available. We select direct mail marketers as remnant space customers on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Remnant space customers are subject to being "bumped" in favor of a regular price customer in need of space at the last minute. Remnant space sales are included in total cooperative FSI sales for financial reporting purposes.

         Total cooperative FSI sales during the year ended December 31, 1998 were $567.7 million, or 76.6% of our net sales. The top ten FSI customers accounted for approximately 25% of FSI sales during the year ended December 31, 1998, and no single customer accounted for more than 10% of FSI sales during the same period.

VALASSIS IMPACT PROMOTIONS (VIP)

         VIP offers its customers specialty print promotion products in multiple, customized formats such as die- cuts, posters and calendars, as well as traditional FSI formats. Because these promotions feature only one manufacturer (referred to as "solos"), the customer has the ability to create a completely individualized promotion. While VIP does produce printed material for direct mail programs or for shipment to store locations, its primary product is newspaper-delivered promotions. VIP offers customers the flexibility to run promotions any day of the year in any newspaper throughout the United States. VIP specializes in producing turnkey promotions for franchise and retail marketers, such as fast food chains, allowing orders to be placed on a national, regional or local basis.

         VIP sales during the year ended December 31, 1998 were $103.1 million, or 13.9% of our net sales. VIP customers are made up primarily of franchise food and retail operations. Two VIP customers accounted for 27% of VIP sales for the year ended December 31, 1998, with the top ten customers accounting for approximately 61% of total VIP sales.

VALASSIS SAMPLING

         We offer a newspaper-delivered sampling product that gives manufacturers the ability to cost-effectively reach up to 58 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac(R)), placed in a polybag alongside the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch(R)). In 1997, Valassis Sampling expanded its product line with the addition of Brand Bag(TM) and Brand Bag Plus(TM). This product offers marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without a sample included. Both products offer customers home-delivered newspaper circulation of up to 40 million households in one weekend. The bags feature the customer's advertising with the option of a weather-resistant tear-off coupon.

         In 1998, Valassis Sampling generated total revenue of $28.3 million, or 3.8% of net sales. The top ten customers accounted for approximately 88% of Valassis Sampling sales during the year ended December 31, 1998, with three customers accounting for 62% of Valassis Sampling sales during the same period.

VALASSIS OF CANADA

         In March 1995, Valassis acquired McIntyre & Dodd Marketing (now known as Valassis of Canada), a leader in consumer promotion and direct response merchandising in Canada. Several challenges were faced in 1995 including an industry price / market share battle, poor economy, and mail order volume decline. Since then, the Company has streamlined or repositioned existing products, dropped unprofitable offerings, and added new products and services to better meet the needs of its customers.

RUN-OF-PRESS (ROP)

         We arrange for the publication of ROP promotions in either a cooperative or solo format. Cooperative programs, which group the promotions of several customers together, are sold on a product exclusive basis, and usually run each week when a newspaper runs its food section. Solo programs, which feature a single advertiser, offer the marketer the flexibility to run in any newspaper throughout the United States (including newspapers targeted to specific demographic groups), on any day of the year and in any section of the newspaper.

         Media (newspaper placement fees) is the major cost component of ROP distribution, which generally accounts for approximately 98% of our total direct ROP costs. We believe that our customers use us to place ROP because of our ability to negotiate favorable media rates, our well-developed production and placement capabilities, and our capacity to execute integrated FSI and ROP programs. We do not project this division to be a growth area, but rather an additional service offered to our customers.

         ROP customers include primarily package goods manufacturers, pharmaceutical companies and their advertising and promotion agencies. Our total ROP sales were $17.8 million during the year ended December 31, 1998, or 2.4% of net sales. The top ten ROP customers accounted for 85% of the ROP sales during the same period.

COMPETITION

         We compete in the cooperative FSI business principally with News America FSI, Inc., a company owned by The News Corporation Limited. This competitor has substantially greater financial resources than we do. We compete for business primarily on the basis of the following:

         -    customer service and sales relationships;

         -    price; and

         -    category availability.

         We also compete with in-store marketing and other forms of promotional strategies or coupon delivery and may compete with any new technology or products in the sales promotion field.

         In the past, new competitors have tried to establish themselves in the FSI market. As a result, we experienced periods of intense price competition. During such times, the number of FSI programs increased which led to a meaningful decrease in the number of pages per FSI program and, as a result, a decrease in the average revenue per page. These significant decreases had a material adverse effect on our financial performance. Business booked under these competitive pricing conditions severely impacted our results for the fiscal year ended June 30, 1994 and the six months ended December 31, 1994.

         If new competitors enter the FSI market or our existing competitor tries to increase market share by reducing prices, our financial performance could be materially adversely affected.

         Although we believe that cooperative FSIs are currently the most efficient means of distributing coupons to the public, we compete with other media for the promotion and marketing dollars of our customers. It is possible that alternative media or changes in promotional strategies could make FSIs less attractive to our customers or could cause a shift in their preference to different promotional materials or coupon delivery modes.

         The VIP division competes with News America FSI, Inc. for package goods and fast food business, and with commercial printers. VIP continues to add new services and product formats to meet the needs of an expanding customer base.

         We compete with several newspaper network groups in the ROP market. As there is no significant capital investment associated with this business, other competitors could easily enter the ROP market. An increase in the number of ROP competitors could result in a loss of market share for our ROP division.

EMPLOYEES

         As of December 31, 1998, we had approximately 1,456 full-time employees: 473 of these employees are on our sales, sales operations and marketing staff; 867 are involved in manufacturing; 34 are on our management information systems staff; and 82 are involved with administration. None of our employees are represented by a labor union. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

ITEM 2.  PROPERTIES

         Our principal executive offices are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Los Angeles (Seal Beach), Chicago (Schaumburg), Atlanta, Dallas, Boston, Minneapolis, Connecticut (Wilton), and various other localities.

         We operate three printing facilities. We own the Livonia printing facility, which consists of approximately 225,000 square feet and includes VIP, printing and warehouse facilities. We also own printing facilities in Durham, North Carolina and Wichita, Kansas, consisting of approximately 110,000 square feet and 138,000 square feet, respectively. In addition, we lease a facility in Plymouth, Michigan, which houses our pre-press operations. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of a contract printer.

ITEM 3.  LEGAL PROCEEDINGS

         On February 24, 1999, the Company commenced litigation against The News Corporation Limited and News America Incorporated in the State of Michigan Circuit Court for the County of Wayne. The Complaint seeks $150 million in compensatory damages, $300 million in punitive damages and injunctive relief based on allegations of tortious interference with contract, tortious interference with prospective contractual relations and aiding an abetting a breach of fiduciary duty. The principal factual allegation is that the defendants induced Arthur Andersen LLP to repudiate a joint venture agreement with the Company relating to the development of a new product. The time for defendants to answer or move with respect to the Complaint has not yet expired. The Company has also asked Arthur Andersen LLP to pursue ADR procedures mandated by the joint venture agreement with respect to this dispute.

         We are involved in various routine litigation arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of the Company's common stock at December 31, 1998 was 260.

High and low stock prices and dividends during the twelve months ended December 31, 1998 and 1997 were:

                                                1998                                         1997
                              -----------------------------------------    -----------------------------------------

                                                             CASH                                         CASH
                                    SALES PRICE           DIVIDENDS              SALES PRICE           DIVIDENDS
QUARTER ENDED                    HIGH          LOW         DECLARED            HIGH         LOW         DECLARED
----------------------------------------------------------------------------------------------------------------
March 31                       $41          $32 1/2             $ ----      $23           $18 1/8         $---
June 30                         41 1/8       34 1/4               ----       28 1/8        21              ---
September 30                    40 3/8       30                   ----       33            23 3/4          ---
December 31                     51 5/8       29 1/8               ----       37            27 3/8          ---


         Currently, the Company has no plans to pay cash dividends, as the Board feels that share and debt repurchases are a preferable use of the Company's cash flow. In addition, should the Company change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash, as well as, subject to the restrictions described in Note 4 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands of dollars, except per share data)

                                                                                                  SIX MONTHS
                                        YEAR ENDED                                                  ENDED           YEAR ENDED
--------------------------------------------------------------------------------------------    ---------------     -----------
                           DECEMBER 31      DECEMBER 31      DECEMBER 31      DECEMBER 31       DECEMBER 31          JUNE 30
                               1998            1997             1996             1995                1994              1994
--------------------------------------------------------------------------------------------    ---------------     -----------
Net sales and other
revenues                        $741,383         $675,496         $659,108         $613,752           $279,034        $542,609

Earnings from
continuing operations
before extraordinary
loss
                                  84,286           69,930           39,775           12,701              1,923           5,173

Total assets                     232,014          240,885          273,734          264,111            234,330         239,709

Long-term debt, less
current portion
                                 340,461          367,075          395,865          416,034            417,927         419,000

Earnings per share
before extraordinary
loss, basic*
                                    2.16             1.72              .93              .29                .04             .12

Net earnings (loss) per
share, basic
                                    1.81             1.72              .93              .29               (.05)            .12

Net earnings
(loss) per share,
diluted                             1.79             1.69              .93              .29               (.05)            .12

Cash dividends declared
per share
                                     ---              ---              ---              ---                ---             ---

Ratio of earnings
to fixed charges (1)               4.83x            3.92x            2.61x            1.67x              1.20x             ---

*The Company recorded a $4.2 million extraordinary loss (net of taxes) during the six-months ended December 31, 1994 and a $13.6 million extraordinary loss (net of taxes) during the year ended December 31, 1998, as a result of early retirement of a portion of its public debt.

(1) The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense. Earnings were inadequate to cover fixed charges by $1.6 million for the fiscal year ended June 30, 1994.

This information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including specifically statements made in "Business Outlook" and elsewhere in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods, including in-store advertising systems and other forms of coupon delivery; an increase in the Company's paper costs; or general business and economic conditions.

GENERAL

         Valassis Communications, Inc. ("VCI" and the "Company") derives revenues primarily from the sale of space in promotional materials printed on the Company's printing presses. The Company's prime cost components include paper, payments to newspapers for insertion of promotional materials (media), printing costs (including labor) and shipping.

         Paper represents approximately 40% of the cost of products sold for the Company's FSI business. In 1995 and 1996, the Company's paper prices experienced dramatic fluctuations, increasing nearly 70% in 1995 before returning in early 1997 to levels approximating those in 1994. Paper prices again increased in 1997 and the first half of 1998, although at a much lesser rate. Paper costs decreased during the second half of 1998.

         Valassis purchases coated ground wood No. 5 sheet from three primary suppliers. In 1998, Valassis entered into a three-year contract with one of these suppliers for the purchase of approximately 23% of its paper volume requirement. This contract limits the amount of increases or decreases (to approximately 10% in any twelve-month period) of the Company's cost of paper. Such cost is adjusted quarterly. The remainder of the Company's paper requirement is bought pursuant to contracts that are typically three to six months in duration. The Company maintains on average less than 30 days of paper inventory.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:




                                     YEAR ENDED                  YEAR ENDED                      YEAR ENDED
----------------------------------------------------------------------------------------------------------------------
                                      DEC. 31,                    DEC. 31,                        DEC. 31,
                                        1998                        1997                            1996
----------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN                               % OF                           % OF                           % OF
MILLIONS)                          ACTUAL      REVENUES        ACTUAL         REVENUES       ACTUAL           REVENUES
----------------------------------------------------------------------------------------------------------------------

FSI sales                         $567.7          76.6%        $521.3            77.2%       $504.1              76.5%
VIP sales                          103.1          13.9           89.2            13.2          89.4              13.6
ROP sales                           17.8           2.4           23.8             3.5          25.5               3.9
Other sales                         52.8           7.1           41.2             6.1          40.1               6.0

----------------------------------------------------------------------------------------------------------------------
Revenues                           741.4         100.0          675.5           100.0         659.1             100.0
Cost of products sold              485.1          65.4          436.2            64.6         478.3              72.6

----------------------------------------------------------------------------------------------------------------------
Gross profit                       256.3          34.6          239.3            35.4         180.8              27.4
Selling, general and
 administrative expenses            77.2          10.4           77.4            11.4          67.1              10.2
Amortization of
 intangibles                         8.1           1.1            8.6             1.3           8.2               1.2

----------------------------------------------------------------------------------------------------------------------
Operating earnings                 171.0          23.1          153.3            22.7         105.5              16.0
Interest expense                    34.5           4.7           38.3             5.7          39.6               6.0

----------------------------------------------------------------------------------------------------------------------

Earnings before
 income taxes and extra-
 ordinary loss                     136.5          18.4          115.0            17.0          65.9              10.0
Income taxes                        52.2           7.1           45.1             6.7          26.1               4.0

----------------------------------------------------------------------------------------------------------------------

Earnings before extra-
 ordinary loss                      84.3          11.3           69.9            10.3          39.8               6.0

Extraordinary loss (net
 of taxes)                          13.6           1.8            ---             ---           ---               ---

----------------------------------------------------------------------------------------------------------------------

Net earnings                       $70.7           9.5%         $69.9            10.3%        $39.8               6.0%

======================================================================================================================


As a result of the acquisition of Valassis in 1986, the Company recorded significant amounts of intangible assets. As a consequence, the Company's results of operations include non-cash expenses related to the amortization of intangible assets, including goodwill.

CALENDAR 1998 COMPARED TO CALENDAR 1997

Total revenues for 1998 increased 9.8% to $741.4 million from $675.5 million for 1997. This increase was primarily as a result of an 8.9% rise in FSI revenue from $521.3 million in 1997 to $567.7 million in 1998. The FSI revenue increase is attributable to overall industry page growth, as well as slightly higher market share and moderate price increases. In addition, VIP experienced volume growth resulting in a 15.6 % increase in sales during 1998. Also, Valassis Sampling revenue rose 79.1% in 1998 to $28.3 million, compared to $15.8 million for 1997 due to increased activity during 1998.

The favorable impact of increases in FSI page volume and higher pricing was offset by an increase in paper costs during 1998. However, the Company believes that the effect of paper price increases peaked in the third quarter of 1998. The Company has already experienced paper price decreases and expects average paper costs to be down in 1999 versus 1998. Gross margin decreased from 35.4% in 1997 to 34.6% for 1998.

Selling, general and administrative expenses were flat at $77.2 million in 1998. The Company's results for 1998 include a one-time charge of $6.0 million related to the early retirement of the Company's former CEO, and the results for 1997 include a charge of $7.3 million for a one-time bonus paid to certain of the Company's executives, funded by Consolidated Press Holdings (CPH), upon the sale of its interest in the Company in the Company's secondary offering that was completed in July 1997. Without these one-time charges, SG&A would have increased 1.6% during 1998, versus the prior year.

Interest expense was down for the year ended December 31, 1998 to $34.5 million from $38.3 million in 1997. The Company retired $129.7 million of its public debt in 1998 and $36.2 million of its public debt in 1997. During the fourth quarter of 1998, the Company repurchased on the open market approximately $125.2 million in aggregate principal amount of its 9.55% Senior Notes due 2003 for $146.6 million using approximately $70 million under its Revolving Credit Facility, approximately $40.0 million under its then existing facility (which borrowings were refinanced at par with the Revolving Credit Facility) and $36.6 million of cash.

The effective tax rate was 38.3% for the year ended December 31, 1998, compared with 39.2% for the same period in 1997. The effective tax rate decrease is the result of a portion of the special one-time charge during 1997, referred to above, being non-deductible.

Earnings before extraordinary item for the year ended December 31, 1998 were up 20.6% to $84.3 million versus $69.9 million for last year. This earnings improvement is primarily the result of increases in FSI page volume and higher pricing, offset in part by higher paper costs.

In connection with the buyback of the 9.55% Senior Notes due 2003 discussed above, the Company paid a premium in an amount equal to $21.4 million and wrote off $0.5 million of unamortized debt issuance costs. Accordingly, the Company incurred extraordinary charges of $13.6 million (net of tax) due to the early extinguishment of $129.7 million of debt in 1998.

CALENDAR 1997 COMPARED TO CALENDAR 1996

Revenues for 1997 were $675.5 million, up 2.5% from $659.1 million in 1996. FSI revenue increased 3.4% to $521.3 million in 1997. This was due to slightly higher FSI prices and increased volume due to improved market share. VIP revenue was flat for 1997 at $89.2 million, due largely to the fact that two major customers reduced spending on print promotions, which offset the growth experienced from other customers. ROP revenue was down 6.7% to $23.8 million in 1997. Valassis Sampling sales were up 10.5% in 1997.

Gross profit as a percentage of revenue increased to 35.4% in 1997 compared to 27.4% in 1996. This increase was primarily due to lower average paper costs in 1997 versus 1996, as well as smaller declines in media and print costs. After declining throughout 1996 and early 1997, paper prices began to increase during 1997.

Selling, general and administrative expenses increased to $77.4 million in 1997 versus $67.1 million in 1996. SG&A expenses for 1997 include a one-time charge of $7.3 million for the one-time bonus paid to certain of the Company's executives, funded by Consolidated Press Holdings, upon the sale of its interest in the Company in July 1997. The remaining increase was due to increased advertising and promotional activity, as well as incentive/reward programs associated with the increased level of earnings.

Interest expense was down in 1997 to $38.3 million from $39.6 million in 1996. The Company retired $36.2 million and $13.0 million of its public subordinated debt in 1997 and 1996, respectively.

Net earnings increased 75.6% to $69.9 million in 1997 from $39.8 million in 1996. This increase was due to the strength of the Company's core FSI business, coupled with a significant decrease in the average cost of paper in 1997 versus 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. The Company does not offer financing to its customers. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and, accordingly, the Company can operate with low, or even negative, working capital.

Cash and cash equivalents totaled $6.9 million at December 31, 1998, down $28.5 million from December 31, 1997. This was the result of cash provided by operating activities of $87.9 million, and cash used in investing activities and financing activities of $13.9 million and $102.5 million, respectively, in 1998.

Cash flow from operating activities decreased to $87.9 million for the year ended December 31, 1998 from $90.5 million for the year ended December 31, 1997. The Company used this cash flow during 1998, in addition to amounts available under its credit facility then in existence (as discussed more fully below), to repurchase $129.7 million of its public debt and $105.7 million of its common stock.

The Company experienced a significant improvement in cash flow during 1997, due primarily to increased earnings. Cash provided by operating activities was $90.5 million in 1997, compared with $66.7 million in 1996. The Company used its available cash to purchase $91.5 million of its common stock and to retire $36.2 million of its 9 3/8% Subordinated Notes due 1999 in 1997.

A portion of the Company's debt (which totaled $340.5 million as of December 31, 1998), in the amount of $107.7 million, was due on March 15, 1999. In November 1998, the Company replaced its previous credit facility with a $160.0 million Revolving Credit Facility. The Company used borrowings under the Revolving Credit Facility to retire approximately $125.2 million in aggregate principal amount of its 9.55% Senior Notes due 2003 for $146.6 million. In January 1999, the Company issued $100 million of 6 5/8% Senior Notes due 2009. The Company used the net proceeds from such Offering to retire the outstanding indebtedness under the Revolving Credit Facility. The Company borrowed additional amounts under the Revolving Credit Facility to pay the debt due in March 1999.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. As of December 31, 1998, the Company had authorization to repurchase an additional 2.2 million shares of its common stock under its existing share repurchase program.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

CAPITAL EXPENDITURES - The Company operates three printing facilities. Capital expenditures were $13.4 million for the year ended December 31, 1998. Management expects future capital expenditure requirements of approximately $10 million to $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information.

In response to the Year 2000 issue, the Company has implemented a multi-faceted project plan, which covers both IT and non-IT systems. This plan encompasses three areas: (1) program modifications; (2) implementing new financial software upgrades; and (3) testing readiness of vendors and customers. Phases associated with the project plan are: identification and ranking of components of the Company's systems and equipment and those of its suppliers that may be vulnerable to Year 2000 problems; assessment of those components; remediation or replacement of non-compliant systems and components; testing of systems and components following remediation; and the development of contingency plans.

With regard to program modification and implementing new software upgrades, the Company has completed its plan and has all critical systems Year 2000 compliant. With regard to readiness of vendors and customers, the Company is currently in the assessment phase and plans to have testing completed by June 30, 1999.

The Company's plans include the development of a full contingency plan. The Company believes that by June 30, 1999, it will be able to fully determine its most likely worst case scenarios and will have its contingency plans in place. Potential sources of risk include the inability of suppliers (principally paper suppliers) to be Year 2000 compliant in a timely manner, which could result in delays in product deliveries from such suppliers, the disruption of the distribution of the Company's products to the consumer, and disruption of the Company's own production facilities as a result of general failure of necessary infrastructure such as electricity supply.

The Company estimates the total costs related to the implementation of the program modification plan and the financial software upgrade plan to be approximately $400,000 and $300,000, respectively, which will be funded through operating cash flows and expensed as incurred. To date, expenses have totaled approximately $300,000 for program modifications and $30,000 for financial software upgrades. It is not possible to quantify the aggregate cost to the Company with respect to vendors, service providers and customers who fail to become Year 2000 compliant.

This is a Year 2000 Readiness Disclosure Statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not determined the impact on its consolidated financial statements. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

BUSINESS OUTLOOK

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

--Price and volume increases for the Company's principal product, the free-standing insert, are expected to result in a modest increase in FSI revenue for 1999.

--The average price of paper, which is a major cost factor in the Company's business, increased in 1998. However, prices have begun to decrease, and the average price of paper in 1999 is expected to be lower than the average in 1998.

The above expectations are forward-looking statements that involve a number of risks and uncertainties. Among the factors that could affect expectations are the following: a new competitor in the Company's core free-standing insert business and consequent price pressure; new products that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an increase in the Company's paper costs; or general business and economic conditions.

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and December 31, 1997.

                                                                           THREE MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------
THOUSANDS OF DOLLARS,
 EXCEPT PER SHARE DATA                                     MAR. 31           JUNE 30           SEPT. 30          DEC. 31
-------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1998

Revenue                                                   $205,683          $178,896          $167,103          $189,701
Cost of products sold                                      133,902           118,133           107,377           125,691
Earnings, before extraordinary item                         26,047            16,904            19,870            21,465
Earnings per common share, before
   extraordinary item, basic                                   .65               .43               .52               .56
Net earnings                                                26,047            16,904+           19,870             7,867+++
Net earnings per common share, diluted                         .64               .43               .51               .21


                                                                            THREE MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------
THOUSANDS OF DOLLARS,
 EXCEPT PER SHARE DATA                                    MAR. 31           JUNE 30           SEPT. 30          DEC. 31
-------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1997

Revenue                                                   $189,959          $164,254          $153,513          $167,770
Cost of products sold                                      123,607           106,037            97,861           108,736
Net earnings                                                22,298            11,744++          17,813            18,075
Net earnings per common share, diluted                         .53               .28               .43               .45


+ Net earnings for the quarter ended June 30, 1998 include a one-time charge of $3.7 million (net of taxes) related to the early retirement of the former CEO.
++ Net earnings for the quarter ended June 30, 1997 include a charge of $6.4 million (net of taxes) for a one-time bonus paid to certain VCI executives, funded by Consolidated Press Holdings (CPH), parent of the selling stockholder of the Company's secondary offering.
+++ Net earnings for the quarter ended December 31, 1998 include a $13.6 million extraordinary loss (net of taxes) as a result of the early retirement of a portion of the Company's public debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk from its long-term debt. The majority of the Company's debt is fixed rate, the remainder being a revolving credit facility at a variable rate. See Note 4 of the Notes to Consolidated Financial Statements for components of the Company's long-term debt.

The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to its variable debt. As of December 31, 1998, the analysis indicated that such market movements would not have a material effect on the Company's consolidated results of operations or on the fair value of its risk-sensitive financial instruments.

The Company does not have a material exposure to risks associated with foreign currency fluctuations related to our operations and does not use derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          VALASSIS COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             DECEMBER 31,        DECEMBER 31,
(in thousands)                                                   1998                1997
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $6,939              $35,437
  Accounts receivable (less allowance for
      doubtful accounts of $1,354 at December 31,
      1998 and $1,171 at December 31, 1997)                           95,430               81,681
  Inventories:
      Raw materials                                                   11,817               10,975
      Work in progress                                                20,051               15,720
  Prepaid expenses and other                                           5,817                4,536
  Deferred income taxes (Note 6)                                       1,790                1,966
  Refundable income taxes                                              1,215                  772
--------------------------------------------------------------------------------------------------


TOTAL CURRENT ASSETS                                                 143,059              151,087
--------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Land and buildings                                                  21,456               20,133
  Machinery and equipment                                            114,912              108,167
  Office furniture and equipment                                      20,143               17,995
  Automobiles                                                          1,025                1,012
  Leasehold improvements                                               1,022                1,022

--------------------------------------------------------------------------------------------------

                                                                     158,558              148,329
  Less accumulated depreciation and amortization                    (112,200)            (108,098)

--------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                     46,358               40,231

--------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS (NOTE 3):
      Goodwill                                                        68,594               68,594
      Other intangibles                                               85,387               83,387

--------------------------------------------------------------------------------------------------
                                                                     153,981              151,981
  Less accumulated amortization                                     (112,806)            (104,709)

--------------------------------------------------------------------------------------------------
NET INTANGIBLE ASSETS                                                 41,175               47,272

--------------------------------------------------------------------------------------------------
OTHER ASSETS (PRIMARILY DEBT ISSUANCE COSTS)                           1,422                2,295

--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $232,014             $240,885
==================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                                  DECEMBER 31,             DECEMBER 31,
(in thousands, except share data)                                                     1998                     1997
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                                 $69,064                  $59,226
      Accrued interest                                                                   4,542                    5,098
      Accrued expenses                                                                  26,345                   25,890
      Progress billings                                                                 58,615                   58,239

------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              158,566                  148,453

------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 4)                                                                340,461                  367,075

Deferred income taxes (Note 6)                                                           1,511                    2,315

Minority interests                                                                         ---                        9

Commitments and contingencies (Notes 7 and 8)                                              ---                      ---

STOCKHOLDERS' DEFICIT (Notes 9, 10 and 11):

      Common stock of $.01 par value. Authorized 100,000,000 shares; issued
          46,194,381 at December 31, 1998 and 44,515,599 at December 31, 1997;
          outstanding 38,392,881 at December 31, 1998 and 39,515,599 at
          December 31, 1997                                                                462                      445
      Additional paid-in capital                                                       116,034                   72,399
      Accumulated deficit                                                             (165,937)                (236,625)
      Foreign currency translations                                                       (298)                    (146)
      Treasury stock, at cost (7,801,500 shares at
          December 31, 1998 and 5,000,000 shares at
          December 31, 1997)                                                          (218,785)                (113,040)

------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                           (268,524)                (276,967)

------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $232,014                 $240,885
========================================================================================================================



See accompanying notes to consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                          YEAR ENDED
--------------------------------------------------------------------------------------------------------------------
                                                                                 DEC. 31,     DEC. 31,     DEC. 31,
(in thousands, except per share data)                                              1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
REVENUES:
   Net sales                                                                     $739,208     $672,622     $656,602

   Other                                                                            2,175        2,874        2,506

--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                    741,383      675,496      659,108

--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:

   Cost of products sold                                                          485,103      436,174      478,302

   Selling, general and administrative                                             77,227       77,440       67,139

   Amortization of intangible assets                                                8,097        8,574        8,181

   Interest                                                                        34,450       38,312       39,625

   Minority interests                                                                  (3)         (34)         (12)

--------------------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                          604,874      560,466      593,235

--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary loss                               136,509      115,030       65,873

Income taxes (Note 6)                                                              52,223       45,100       26,098

--------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                                 84,286       69,930       39,775

Extraordinary loss (net of tax benefit of $8,423)                                  13,598          ---          ---

--------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                      $70,688      $69,930      $39,775
====================================================================================================================

EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY LOSS, BASIC                          $2.16        $1.72        $0.93
====================================================================================================================
EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY LOSS, DILUTED                        $2.13        $1.69        $0.93
====================================================================================================================
NET EARNINGS PER COMMON SHARE, BASIC                                                $1.81        $1.72        $0.93
====================================================================================================================
NET EARNINGS PER COMMON SHARE, DILUTED                                              $1.79        $1.69        $0.93
====================================================================================================================



See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                   ADDITIONAL                                   FOREIGN           TOTAL
                                          COMMON    PAID-IN     ACCUMULATED      TREASURY       CURRENCY      STOCKHOLDERS'
(in thousands)                            STOCK     CAPITAL       DEFICIT         STOCK       TRANSLATION        DEFICIT
-----------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1995              $ 433     $ 39,590      $(346,330)      $   ---           $ 160        $(306,147)

Net earnings                                                          39,775                                         39,775

Stock repurchase                                                                   (21,550)                         (21,550)

Exercise of stock options                      1          851                                                           852

Stock grants                                              896                                                           896

Foreign currency translation                                                                          (420)            (420)

-----------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996                434       41,337       (306,555)      (21,550)           (260)        (286,594)

Net earnings                                                          69,930                                         69,930

Stock repurchase                                                                   (91,490)                         (91,490)

Exercise of stock options                     10       22,299                                                        22,309

Stock grants                                   1        1,500                                                         1,501

Foreign currency translation                                                                           114              114

Capital contribution                                    7,263                                                         7,263

-----------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1997                445       72,399       (236,625)     (113,040)           (146)        (276,967)

Net earnings                                                          70,688                                         70,688

Stock repurchase                                                                  (105,745)                        (105,745)

Exercise of stock options                     16       40,660                                                        40,676

Stock grants                                   1        2,975                                                         2,976

Foreign currency translation                                                                          (152)            (152)

-----------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1998              $ 462     $116,034      $(165,937)    $(218,785)         $ (298)       $(268,524)

=============================================================================================================================

See accompanying notes to consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)                                                                            YEAR ENDED
----------------------------------------------------------------------------------------------------------------------
                                                                            DEC. 31,        DEC. 31,       DEC. 31,
                                                                              1998            1997           1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

   Net earnings                                                                 $70,688         $69,930       $39,775
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:

      Depreciation                                                                7,622           6,798         6,864

      Amortization of intangibles and bond discount                               8,222           8,757         8,334

      Provision for losses on accounts receivable                                   900             900           600

      Stock-based compensation charge                                             2,714           1,378           477

      (Gain)/loss on sale of property, plant and equipment                           25            (157)           54

      Deferred income taxes                                                        (628)           (128)        1,778

      Minority interest                                                              (9)           (489)          129

      Changes in assets and liabilities which increase (decrease) cash flow:

            Accounts receivable                                                 (14,649)         10,164        (8,918)

            Inventories                                                          (5,173)         (5,870)       12,461

            Prepaid expenses and other                                           (1,019)         (2,482)        2,174

            Other assets                                                            894           2,956          (378)

            Accounts payable                                                      9,838          (8,025)       (4,685)

            Accrued interest and expenses                                        (2,101)          2,487           872

            Income taxes                                                         10,242           3,264          (831)

            Progress billings                                                       376           1,005         8,025

----------------------------------------------------------------------------------------------------------------------

TOTAL
ADJUSTMENTS                                                                      17,254          20,558        26,956

----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $87,942         $90,488       $66,731
======================================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOW, CONTINUED


(in thousands)                                                                          YEAR ENDED
--------------------------------------------------------------------------------------------------------------------
                                                                          DEC. 31,       DEC. 31,       DEC. 31,
                                                                            1998           1997           1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment                              $(13,418)     $(13,023)        $(7,104)
    Proceeds from sale of property, plant and equipment                           73           969             255
    Purchase of VCI Fulfillment                                                 (450)          ---             ---
    Foreign currency translation                                                (152)          114            (420)

--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (13,947)      (11,940)         (7,269)

--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                                    29,991        17,149             852
    Repurchase of common stock                                              (105,745)      (91,490)        (21,550)
    Repayments on long-term debt                                            (153,739)      (36,205)        (13,000)
    Borrowings of long-term debt                                             127,000           ---             ---
    Capital contribution                                                         ---         7,263             ---

-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                       (102,493)     (103,283)        (33,698)

-------------------------------------------------------------------------------------------------------------------
Net (decrease)/ increase in cash and cash equivalents                        (28,498)      (24,735)         25,764

Cash and cash equivalents at beginning of the year                            35,437        60,172          34,408

-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                  $6,939       $35,437         $60,172
===================================================================================================================

Supplemental disclosure of cash flow information:

===================================================================================================================
CASH PAID DURING THE YEAR FOR INTEREST                                       $35,006       $39,280         $39,984
===================================================================================================================

CASH PAID DURING THE YEAR FOR  INCOME TAXES                                  $34,186       $47,124         $25,151
===================================================================================================================

NON-CASH FINANCING ACTIVITIES:
   STOCK ISSUED UNDER STOCK-BASED COMPENSATION PLAN                           $2,976        $1,501            $896
===================================================================================================================




See accompanying notes to consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

Valassis Communications, Inc. (VCI or the Company) became a publicly-held company upon completion of its initial public offering on March 18, 1992. The Company operates in a single industry and principally produces free-standing inserts for customers in the package goods industry throughout the United States. No single customer accounted for more than 10 percent of the Company's sales during the years ended in 1996, 1997, or 1998.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 1997 and 1996 have been reclassified to conform to current period classifications.

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

INVENTORIES

During the year ended December 31, 1998, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. The Company believes the change is preferable because the FIFO method better reflects the economic reality of its inventory management practices and provides a better matching of current costs with revenues.

The change in method of inventory costing has been applied retroactively. Due to debit balance LIFO reserves and corresponding lower-of-cost-or-market reserves, the change had no effect on the balance sheet at December 31, 1997 or the income statement for the year then ended. The income statement for the year ended December 31, 1996 has been restated. The effect of this restatement was to reduce net income by $3.1 million, net of tax. The corresponding effect on earnings per share was an increase of $.07 on both a basic and diluted basis.

ADVERTISING

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $1,953,000, $1,614,000
and $180,000, respectively.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost. Expenditures and improvements which add significantly to the productive capacity or extend the useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the estimated life of the related asset or the lease-term using the straight-line method. Property, plant and equipment are reviewed annually for impairment The useful lives of the major classes of property, plant and equipment are as follows:

                          CLASS                                  RANGE
                          -----                                  -----
              Buildings                                       5 - 20 years
              Machinery and equipment                         5 - 10 years
              Office furniture and fixtures                   3 - 5 years
              Automobiles                                     3 years
              Leasehold improvements                          3 - 10 years

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as well as APB No. 17, "Intangible Assets," the carrying value of goodwill is reviewed if circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price at least equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share", at December 31, 1997. The statement requires presentation of both basic and diluted earnings per share and has been applied to all prior-period earnings per share data.
The calculation of earnings per share is discussed in Note 14.

COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Foreign currency translation is the Company's only component of other comprehensive income and is not considered material to the Company's consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments (none at December 31, 1998 and $30.6 million at December 31, 1997) with high credit quality financial institutions. The carrying value of the cash and temporary investments approximates fair value. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

The Company's debt is also a financial instrument with an excess of fair market value over stated value of $21.6 million and $35.3 million at December 31, 1998 and 1997, respectively. See Note 4 for additional fair value disclosure.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of stockholders' deficit.

Summarized financial information for the foreign operations is not presented herein, since revenues and assets of the foreign operations are each less than 10% of the respective consolidated amounts and, accordingly, are not considered material in relation to the consolidated financial statements. Additionally, foreign translation gains and losses were insignificant for all years presented.

(3)  INTANGIBLE ASSETS

Intangible assets, which principally arose from the 1986 acquisition of specific net assets from GFV Communications, Inc., and its related affiliates, consist of the following:

                                                                                                    REMAINING
                                                                                                    AMORTIZABLE
(dollars in thousands)  ORIGINAL                             UNAMORTIZED          UNAMORTIZED           LIFE IN
                      AMORTIZABLE          INTANGIBLE          BALANCE AT           BALANCE AT         YEARS AT
INTANGIBLE ASSETS     LIFE IN YEARS      ASSETS, AT COST     DEC. 31, 1997        DEC. 31, 1998     DEC. 31, 1998

-------------------------------------------------------------------------------------------------------------------
Goodwill                   15 - 20           $68,594              $24,035              $21,355          8 to 11

The Valassis name
  and other                   20              32,100               14,312               12,706              8.0

Pressroom operating
  systems                   13.375            50,000                8,328                4,568            1.375

Other                       5 - 20             3,287                  597                2,546       up to 8.67

-------------------------------------------------------------------------------------------------------------------
                                            $153,981              $47,272              $41,175
===================================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                           DEC. 31,                  DEC. 31,
(in thousands)                                                                1998                      1997

-------------------------------------------------------------------------------------------------------------------

Revolving Credit Facility                                                   $103,000            $        ----

Revolving Line of Credit                                                         ---                      ---

8 7/8% Senior Notes due 1999                                                   6,149                    6,146

9 3/8% Senior Subordinated Notes due 1999                                    101,546                  106,031

9.55% Senior Notes due 2003                                                  129,766                  254,898


-------------------------------------------------------------------------------------------------------------------
                                                                             340,461                  367,075
Less current portion                                                            ----                     ----
-------------------------------------------------------------------------------------------------------------------
                                                                            $340,461                 $367,075
===================================================================================================================


Minimum long-term debt maturities are approximately $108 million in 1999 and $130 million in 2003. In January, 1999, the Company issued $100 million of new public debt due 2009. The net proceeds from such offering were used to retire outstanding indebtedness under the Credit Facility. The Company borrowed additional amounts under the Credit Facility to refinance the debt that was due March 15, 1999. Therefore, the debt has been classified as long-term.

During 1998, the Company repurchased on the open market approximately $125.2 million in the aggregate principal amount of its 9.55% Senior Notes due 2003 for $146.6 million using aproximately $70 million under its Revolving Credit Facility, approximately $40.0 million under its existing Revolving Line of Credit and $36.6 million of cash. The Company incurred an extraordinary charge of $13.6 million (net of tax) due to this early retirement of debt.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CREDIT FACILITY

The Company had an available revolving line of credit at December 31, 1997 of $40 million. There were no amounts outstanding under such revolving line at December 31, 1997. In November 1998, the Company replaced this revolving line with a $160 million revolving credit facility (the "Revolving Credit Facility") pursuant to an agreement with Comerica Bank, Harris Trust and Savings Bank, and The Long-Term Credit Bank of Japan, Ltd. Chicago Branch (collectively, the "Banks") with Comerica acting as Agent for the Banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement matures in November 2001. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate. At December 31, 1998, there was $103 million outstanding under this facility.

The Revolving Credit Agreement requires the Company to meet certain financial covenants. At December 31, 1998, under the most restrictive covenant, VCI would have been able to declare a dividend up to $12.5 million. In addition, the Revolving Credit Agreement contains certain restrictive covenants that prescribe limits on VCI's ability to, among other things, create or incur additional indebtedness, make certain investments and other restricted payments, incur liens, purchase or redeem its capital stock, pay dividends and make other distributions, make acquisitions, engage in transactions with affiliates, enter into mergers or consolidations, liquidate, sell, lease, or otherwise transfer their business or property to another entity, engage in any business other than the business engaged in by VCI or substantially similar lines of business, and to enter into certain sales and leaseback transactions.

PUBLIC DEBT

The Company's Public Debt consists of Senior Notes due on March 15, 1999, and Senior Subordinated Notes due March 15, 1999, issued under indentures dated March 15, 1992 and the 9.55% Senior Notes due 2003 issued under an indenture dated November 15, 1994. All of the Senior Notes are general unsecured obligations of VCI and rank on a parity in right of payment with all other Senior Indebtedness of VCI. The Senior Subordinated Notes are general unsecured obligations of VCI and are subordinated to all Senior Indebtedness of VCI. Interest is payable on the 2003 Senior Notes semiannually on June 1 and December 1 of each year and on March 15 and September 15 of each year, for the remaining public debt.

The stated amount of the Public Debt at December 31, 1998 is as follows:

                   (in thousands)                                STATED VALUE

                   ----------------------------------------------------------
                   8 7/8% Senior Notes Due 1999....................  $  6,150
                   9 3/8% Senior Subordinated
                   Notes due 1999..................................   101,556
                   9.55% Senior Notes due 2003.....................   129,810

                   ----------------------------------------------------------


Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The debt is traded in the over-the-counter market. At December 31, 1998, the estimated fair market value of the debt was $21.6 million over stated value. The debt had an estimated excess of fair market value over stated value of $35.3 million at December 31, 1997. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors.

The Public Debt contains certain restrictive covenants similar to those described for the Revolving Credit Agreement.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  PROFIT SHARING AND BONUS PLANS

The Company has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

Expenses under the aforementioned plans were as follows:


                                                                   YEAR ENDED
-----------------------------------------------------------------------------------------------------
                                                 DEC. 31,           DEC. 31,           DEC. 31,
(in thousands)                                     1998               1997               1996
-----------------------------------------------------------------------------------------------------
Profit sharing plan                                     $3,357             $3,556             $4,067

Bonus plans for salaried,
  sales and hourly personnel                             7,674              7,809              7,021

Bonus plan for executives                                2,105              2,295              2,295


(6) INCOME TAXES

For financial reporting purposes, earnings before income taxes and extraordinary loss include the following components.



                                                                   YEAR ENDED
-----------------------------------------------------------------------------------------------------
                                                 DEC. 31,           DEC. 31,           DEC. 31,
(in thousands)                                     1998               1997               1996
-----------------------------------------------------------------------------------------------------
Pre-tax income (loss):
      United States                                   $136,722           $115,120            $67,968
      Foreign                                             (213)               (90)            (2,095)

=====================================================================================================
                                                      $136,509           $115,030            $65,873
=====================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes have been charged to earnings before extraordinary loss as follows:



                                                                   YEAR ENDED
-----------------------------------------------------------------------------------------------------
                                                 DEC. 31,           DEC. 31,           DEC. 31,
(in thousands)                                     1998               1997               1996
-----------------------------------------------------------------------------------------------------
Federal:
      Current                                          $48,442            $41,048            $22,082
      Deferred (credit)/provision                         (628)              (128)             1,778

State and Local                                          4,409              4,180              2,238

=====================================================================================================
                                                       $52,223            $45,100            $26,098
=====================================================================================================

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes and extraordinary item as follows:



                                                                                  YEAR ENDED
------------------------------------------------------------------------------------------------------------
                                                                     DEC. 31,       DEC. 31,     DEC. 31,
(in thousands)                                                         1998           1997         1996
------------------------------------------------------------------------------------------------------------
Expected income tax expense                                              $47,778       $40,261      $23,056

Increase (decrease) in taxes resulting from:

   Tax effect of non-deductible foreign
    losses                                                                   (75)         (347)         733

    Amortization of intangibles                                            1,500         1,500        1,500

    State and local income taxes,
    net of federal benefit                                                 2,866         2,717        1,455

    Other items, net                                                         154           969         (646)

============================================================================================================
ACTUAL INCOME TAX EXPENSE, BEFORE EXTRAORDINARY ITEM                     $52,223       $45,100      $26,098
============================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of deferred income taxes and effects of each were as follows:

                                                                   YEAR ENDED
-----------------------------------------------------------------------------------------------------
                                                 DEC. 31,           DEC. 31,           DEC. 31,
(in thousands)                                     1998               1997               1996
-----------------------------------------------------------------------------------------------------

Depreciation and amortization                          $   529              $(198)            $ (689)

Consulting agreement                                    (1,397)               ---                ---

Write-down of assets                                       ---                ---              3,407

Other items, net                                           140                 70               (940)

=====================================================================================================
                                                       $  (628)             $(128)            $1,778
=====================================================================================================

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   DEC. 31,           DEC. 31,
(in thousands)                                                       1998               1997
---------------------------------------------------------------------------------------------------
Long term deferred income tax liabilities (assets):

    Fixed assets                                                          $2,570            $1,844
    Intangible assets                                                        242               439
    Consulting agreement                                                  (1,297)              ---
    Other                                                                     (4)               32

---------------------------------------------------------------------------------------------------

TOTAL LONG TERM DEFERRED INCOME TAX LIABILITIES                           $1,511            $2,315
===================================================================================================

Current deferred income tax assets:

    Inventory                                                               $547              $547
    Allowance for uncollectible accounts                                     474               410
    Foreign net operating loss carryforward                                  782               708
    Other - net                                                              769             1,009

---------------------------------------------------------------------------------------------------
CURRENT TOTAL DEFERRED INCOME TAX ASSETS                                   2,572             2,674

Valuation allowance for foreign
    net operating loss carryforward                                         (782)             (708)

---------------------------------------------------------------------------------------------------

NET CURRENT DEFERRED INCOME TAX ASSETS                                    $1,790            $1,966
===================================================================================================

The Company has foreign net operating loss carryforwards of $2.0 million, of which $0.6 million expires in 2002, $1.1 million expires in 2003, and $0.2 million expires in 2008. A valuation allowance has been recorded due to the uncertainty of future earnings from foreign operations.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  COMMITMENTS

Total operating lease rentals, for various office space, charged to expense was $3.6 million, $3.3 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 1998, are as follows:

                  YEAR ENDING DECEMBER 31,                        (IN THOUSANDS)
                  ------------------------------------------------------------
                  1999  .  .  . . . . . . . . . . . . . . . . . .     $  2,980
                  2000  .  .  . . . . . . . . . . . . . . . . . .        2,948
                  2001  .  .  . . . . . . . . . . . . . . . . . .        2,715
                  2002  .  .  . . . . . . . . . . . . . . . . . .        2,401
                  2003  .  .  . . . . . . . . . . . . . . . . . .        2,312
                  Thereafter  .  . . . . . . . . . . . . . . . . .      16,151
                  ------------------------------------------------------------
                                                                       $29,507
                  ============================================================

On January 20, 1992 and February 11, 1992, VCI's Board of Directors approved employment agreements, which include non-compete clauses, for certain executives which became effective upon the public offering of its common stock. All such agreements have since been amended. Future commitments pursuant to such employment agreements are as follows:

                  (in thousands)
                  YEAR ENDED                       BASE SALARY                    MAXIMUM CASH BONUS
                  ----------------------------------------------------------------------------------
                  Dec. 31, 1999......................   $1,895                         $1,895
                  Dec. 31, 2000......................    1,895                          1,895
                  Dec. 31, 2001......................    1,423                          1,423
                  Dec. 31, 2002......................      550                            550
                  Dec. 31, 2003......................      550                            550
                  Thereafter.........................     ----                            ---

The Company's obligation to pay the maximum cash bonus is based on the Company attaining certain EPS targets. The Company also provides stock options to certain of its executives (See Note 9).

(8)  CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(9)  COMMON STOCK

Options granted under the Company's Amended and Restated 1992 Long-Term Incentive Plan, which authorized the issuance of a maximum of 5,878,947 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant. Such authorized shares include an increase of 2,100,000 shares, which the Board approved in September 1998. An additional increase of 1,225,000 shares was approved in January 1999.

At December 31, 1998, there were outstanding options among 1,115 participants for the purchase of 2,913,424 shares. At December 31, 1998, there were 276,778 shares available for grant.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following options to purchase the Company's common shares were outstanding under the Plan on December 31, 1998.

         YEAR OF              NUMBER OF            EXERCISE               EXPIRATION            SHARES EXERCISABLE AT
          GRANT                SHARES                PRICE                   DATE                   DEC. 31, 1998
----------------------------------------------------------------------------------------------------------------------
          1992                     48,515              $17.00              03/18/02                       48,515
          1993                     24,258              $17.00              06/17/02                       24,258
          1994                     10,500               $9.75              11/16/03                       10,500
          1994                     60,000              $17.00              05/10/04                       45,000
          1995                     17,630              $17.00              07/31/05                          ---
          1996                     89,139              $17.00              01/01/06                       37,434
          1996                     43,579              $17.00              04/22/06                       17,431
          1996                     27,347              $17.00              05/06/06                          ---
          1997                    116,186             $21.125              01/01/07                       21,307
          1997                     13,020              $22.75              04/24/07                        2,970
          1997                    554,000            $30.4375              12/02/07                          ---
          1998                      3,000            $38.3125              04/23/08                          ---
          1998                  1,906,250             $32.625              09/15/08                          ---

A summary of the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                               YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                                        1998                                      1997
                                         ------------------------------------     -------------------------------------
                                                                WEIGHTED                                 WEIGHTED
                                                                AVERAGE                                  AVERAGE
                                                               PER SHARE                                PER SHARE
                                            SHARES           EXERCISE PRICE          SHARES           EXERCISE PRICE
                                         --------------     -----------------     --------------    -------------------

Outstanding at beginning of year             2,611,847           $20.77               2,795,532           $16.78
Granted                                      1,910,850           $32.63                 862,386           $28.66
Exercised                                   (1,597,638)          $18.27              (1,035,211)          $16.60
Forfeited                                      (11,635)          $20.71                 (10,860)          $19.09
                                         --------------                           --------------
Outstanding at end of year                   2,913,424           $29.96               2,611,847           $20.77
                                         ==============                           ==============
Options exercisable at year end                207,415           $17.14               1,530,618           $16.88
                                         ==============                           ==============

                                                YEAR ENDED DECEMBER 31,
                                                         1996
                                         --------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                                PER SHARE
                                            SHARES            EXERCISE PRICE
                                         --------------     -------------------

Outstanding at beginning of year             2,681,914            $16.72
Granted                                        250,544            $17.00
Exercised                                      (53,394)           $14.58
Forfeited                                      (83,532)           $17.00
                                         -------------
Outstanding at end of year                   2,795,532            $16.78
                                         =============
Options exercisable at year end              2,280,641            $16.73
                                         =============

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 34%, 36% and 34%, weighted-average risk-free interest rates of 4.80%, 5.60% and 5.84%, and weighted-average expected lives of 5.0, 5.8 and 5.9 years.

The weighted average per share fair value and exercise price of options granted at greater than market value during 1996 was $6.84 and $17.00, respectively. No such options were granted in 1998 and 1997. The weighted average per share fair value of options granted at market value was $12.42 in 1998, $12.66 in 1997 and $7.07 in 1996. The weighted average exercise price of options granted in 1998, 1997 and 1996 was $32.63, $28.66 and $17.00, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share follows (in thousands except for earnings per share information):

                                    1998            1997           1996
                                 -----------     -----------   --------------
Pro forma net earnings              $66,604         $68,872          $39,282

Pro forma earnings
  per share, basic                    $1.71           $1.69             $.92

Pro forma earnings per
  share, diluted                      $1.68           $1.67             $.91


The pro forma effects in 1998, 1997 and 1996 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(10)     STOCK COMPENSATION PLANS

The following summarizes the Company's stock compensation plans:

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of a cash raise, to non-employee, non-affiliated directors as a portion of their fee, and to participants in the Employee Stock Purchase Plan as described in the following paragraph. A total of 200,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its Chief Operating Officer, Alan F. Schultz, 7,500 shares of restricted stock have been or will be issued to Mr. Schultz annually in January 1996, 1997, 1998 and 1999, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over the vesting period. Such pre-tax expense was approximately $196,000, $207,000 and $74,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, several executives

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


received restricted stock grants totaling 26,000 shares, 23,000 shares and 36,500 shares in 1998, 1997 and 1996, respectively, vesting over a three-year period. The related expense is recognized over the vesting period and was approximately $694,000, $373,000 and $212,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Also during 1998, 1997 and 1996, a portion of the total payments to the outside directors, was paid in restricted stock from this plan, with a total value of $95,000, $83,000 and $40,000, respectively.

Employee Stock Purchase Plan

All full-time employees are eligible to participate in VCI's Employee Stock Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributed on behalf of each participant 25% of the participant's contributions in 1998 and 1997 and 15% in 1996. During 1997 and 1996, the Company's contribution was made in the form of restricted stock with a one-year transfer restriction. In 1998, the Company purchased shares on the open market to fund the match. The value of the Company's stock contributed by the Company and expensed totaled approximately $302,000, $204,000 and $56,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with one-year vesting, to certain executive officers. The maximum number of restricted shares which may be issued under this plan is 250,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to a previous employment agreement between the Company and David A. Brandon, the Company's former President and Chief Executive Officer, Mr. Brandon received 45,000 shares of restricted stock in 1998 and 30,000 shares in 1997. The remaining 175,000 shares are undesignated as of December 31, 1998. Compensation expense was recognized over the vesting period and was dependent on the market value of stock at the end of each quarter. Pre-tax compensation expense related to the plan for year ended December 31, 1998, 1997 and 1996 was approximately $1,133,000, $922,000 and $266,000, respectively.

401(k) Plan

The Company's 401(k) Plan includes a 25% match in 1998, 1997 and a 15% match in 1996, payable in VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year. The expense related to this plan for the year ended December 31, 1998, 1997 and 1996 was approximately $160,000, $148,000 and $47,000, respectively.

(11)  DIVIDENDS

On June 21, 1993, the Company suspended its policy of paying quarterly cash dividends. In addition, the payment of future dividends is subject to the restrictions described in Note 4.

(12)  DISPOSALS

The Company discontinued operations of its joint venture, Valassis de Mexico and exited this business during the first quarter of 1997. The effect on earnings of the disposal of this business was immaterial. In addition, the Company discontinued operations in the second quarter of 1997 of Valassis France, the effect of which was also not material.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  SEGMENT REPORTING

The Company has two reportable segments, cooperative free-standing inserts
(FSIs) and Valassis Impact Promotions (VIP). FSIs are four-color booklets containing promotions from multiple advertisers distributed through Sunday newspapers. VIP offers its customers individualized specialty print promotion products in customized formats. These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on earnings before taxes. Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.


                                                                          YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------------
(IN MILLIONS)                                             FSI             VIP           ALL OTHERS*         TOTALS
                                                      ------------     -----------    ----------------    ------------

1998

Revenues from external customers                           $567.7          $103.1               $69.4          $740.2
Intersegment revenue                                          4.4             ---                 ---             4.4
Depreciation / amortization                                  13.2             2.2                  .3            15.7
Segment profit                                              121.5             9.0                 4.8           135.3

1997

Revenues from external customers                            521.3            89.2                62.7           673.2
Intersegment revenue                                           .6             ---                 ---              .6
Depreciation / amortization                                  12.6             2.1                  .7            15.4
Segment profit                                               99.8             9.8                 3.1           112.7

1996

Revenues from external customers                            504.1            89.4                64.2           657.7
Intersegment revenue                                          ---             ---                 ---             ---
Depreciation / amortization                                  12.9             1.9                  .3            15.1
Segment profit                                               51.5             9.8                 3.2            64.5



*Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments include a product sampling business, a sales promotion company in Canada, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

                         VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reconciliations to consolidated financial statement totals are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                           1998            1997           1996
                                                        ------------    -----------    ------------

Revenues for reportable segments                             $670.8         $610.5          $593.5
Revenues for other segments                                    69.4           62.7            64.2
Interest income                                                 1.2            2.3             1.4
                                                        ------------    -----------    ------------

Total consolidated revenues                                  $741.4         $675.5          $659.1
                                                        ============    ===========    ============

Profit for reportable segments                               $130.5         $109.6           $61.3
Profit for other segments                                       4.8            3.1             3.2
Unallocated amounts:
    Interest income                                             1.2            2.3             1.4
                                                        ------------    -----------    ------------

Earnings before taxes                                        $136.5         $115.0           $65.9
                                                        ============    ===========    ============


Domestic and foreign revenues for each of the three years ended December 31 were as follows:


                                                         1998             1997           1996
                                                      ------------     -----------    ------------

United States                                              $721.1          $657.2          $640.5
Canada                                                       20.3            18.3            18.6
                                                      ------------     -----------    ------------

                                                           $741.4          $675.5          $659.1
                                                      ============     ===========    ============

                         VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14) EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                              1998              1997            1996
                                                                              ----              ----            ----
                                                                            (in thousands except for share amounts)

Net earnings                                                                   $70,688           $69,930        $39,775
                                                                         ===============================================

Basic EPS:
   Weighted average common shares outstanding                                   39,021            40,691         42,889
                                                                         ===============================================

Earnings (loss) per common share - basic
   Before extraordinary item                                                     $2.16             $1.72          $0.93
   Extraordinary item                                                            (0.35)              ---            ---
                                                                         -----------------------------------------------

   Total                                                                         $1.81             $1.72           $.93
                                                                         ===============================================

Diluted EPS:
   Weighted average common shares outstanding                                   39,021            40,691         42,889
   Shares issued on exercise of dilutive options                                 3,332             2,604          2,796
   Shares purchased with proceeds of options                                    (2,822)           (2,002)        (2,737)
   Shares contingently issuable                                                      8                15             23
                                                                         ===============================================
   Shares applicable to diluted earnings                                        39,539            41,308         42,971
                                                                         ===============================================

Earnings (loss) per common share - diluted
   Before extraordinary item                                                     $2.13             $1.69          $0.93
   Extraordinary item                                                            (0.34)              ---            ---
                                                                         -----------------------------------------------

   Net earnings per common share, diluted                                        $1.79             $1.69           $.93
                                                                         ===============================================



Unexercised employee stock options to purchase 3,000 and 705,000 shares of the Company's common stock as of December 31, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods. There were no such anti-dulitive options as of December 31, 1996. Subsequent to December 31, 1998, the Company has repurchased approximately 400,000 of its common shares.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Valassis Communications, Inc.


We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the "Company") at December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' deficit, and cash flows for the years then ended. Our audits also included the 1998 and 1997 financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1998 and 1997 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1998 the Company changed its method of accounting for inventory from the LIFO method to the FIFO method and, retroactively, restated the 1997 and 1996 consolidated financial statements for the change.

We also audited the adjustment described in Note 2 that was applied to restate the 1996 consolidated financial statements to give retroactive effect to the change in method of accounting for inventory from the LIFO method to the FIFO method. In our opinion, such adjustment is appropriate and has been properly applied.




DELOITTE & TOUCHE LLP

Detroit, Michigan
February 9, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Valassis Communications, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows (prior to restatement for the change in accounting for inventory costs, as described in Note 2; and the segment information in Note 13) for the year ended December 31, 1996. Our audit also included the 1996 financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements (prior to restatement for the change in accounting for inventory costs, as described in Note 2; and the segment information in Note 13) referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related 1996 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is set forth in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         1. Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

              Consolidated Balance Sheets as of December 31, 1998 and 1997.

              Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1998, 1997 and 1996.

              Consolidated statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

              Notes to Consolidated Financial Statements

              Independent Auditors' Reports

         2. Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the year ended December 31, 1998, 1997 and 1996.


              Schedule                                                      Page
              --------                                                      ----
              II      Valuation and Qualifying Accounts. . . . . . . . . . .S-2

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

(b)      Reports on Form 8-K.

         No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.


By: /s/ Alan F. Schultz                                  March 25, 1999
    --------------------------------------           ------------------------
     Alan F. Schultz                                          Date
President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                             Date
-----------------------   ----------------                                ------------------

/s/Alan F. Schultz        Chairman of the Board of Directors,             March 25, 1999
-----------------------   President and Chief Executive Officer
  Alan F. Schultz         (Principal Executive Officer)


/s/Richard N. Anderson    Director                                        March 25, 1999
-----------------------
  Richard N. Anderson

/s/Patrick F. Brennan     Director                                        March 25, 1999
-----------------------
  Patrick F. Brennan

/s/Brian J. Husselbee     Director                                        March 25, 1999
-----------------------
  Brian J. Husselbee

                          Director                                        March 25, 1999
-----------------------
  Larry L. Johnson

                          Director                                        March 25, 1999
-----------------------
  Brian M. Powers

/s/Robert L. Recchia      Chief Financial Officer and Director            March 25, 1999
-----------------------   (Principal Financial and
  Robert L. Recchia       Accounting Officer)


/s/Marcella A. Sampson    Director                                        March 25, 1999
-----------------------
  Marcella A. Sampson

/s/Faith Whittlesey       Director                                        March 25, 1999
-----------------------
  Faith Whittlesey

                                   Schedule II


                          VALASSIS COMMUNICATIONS, INC.


                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)




                                                                        CHARGED TO                           BALANCE
                                                      BALANCE AT        COSTS AND                              AT
                                                       BEGINNING         EXPENSES         DEDUCTIONS         END OF
                  DESCRIPTION                          OF PERIOD                              (1)            PERIOD
-------------------------------------------------    --------------    -------------     --------------    ------------

Allowance for doubtful
   accounts (deducted from
   accounts receivable):
      Year Ended December 31, 1998.........                     $1,171             $900               $717          $1,354
      Year Ended December 31, 1997.........                        684              900                413           1,171
      Year Ended December 31, 1996.........                        810              600                726             684





   (1)  Accounts deemed to be uncollectible.


                                       S-2
                                                                             43

     EXHIBIT INDEX

     Exhibit
     Number                                                                             Page
     ------                                                                             ----

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

     4.2              Form of Indenture between Valassis Communications, Inc.
                      and The Bank of New York, as trustee, relating to the 8-7/8% Senior Notes due 1999 (incorporated by reference to
                      Exhibit 4.3 to the Company's Registration Statement No.
                      33-45285)

     4.2(a)           First Supplemental Indenture dated as of March 31, 1993
                      (incorporated by reference to Exhibit 10.2(a) to the Company's 1993 Form 10-K)

     4.3              Form of Indenture between Valassis Communications, Inc.
                      and The Bank of New York, as trustee, relating to the 9-3/8% Senior Subordinated Notes due 1999 (incorporated by reference to Exhibit 4.2 to the Company's Registration
                      Statement No. 33-45285)

     4.3(a)           First Supplemental Indenture dated as of March 31, 1993
                      (incorporated by reference to Exhibit 3 to the Company's
                      Form 8-K dated as of March 31, 1993)

     10.1             Credit Agreement dated as of November 16, 1998 (the
                      "Credit Facility"), among Valassis Communications, Inc., the institutions named therein as issuing banks, and Comerica Bank, as Agent

     10.1(a)          Amendment No. 1 to the Credit Facility, dated as of
                      November 25, 1998

     10.2*            Employment Agreement, dated January 20, 1992, among David
                      A. Brandon, Valassis Communications, Inc. and Valassis
                      Inserts, Inc. (incorporated by reference to Exhibit 10.4
                      to the Company's Registration Statement No. 33-45189)

     10.2(a)*         Amendment To Employment Agreement and Non Qualified Stock
                      Option Agreement of David A. Brandon dated as of June 18,
                      1993 (incorporated by reference to Exhibit 10.4(a) to the Company's 1993 Form 10-K)

     10.2(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of David A. Brandon dated as of July 9, 1995 (incorporated by reference to Exhibit 10.5(b) to the Company's 1995 Form 10-K)

     10.2(c)* Amendment to Employment Agreement of David A. Brandon dated as of December 22, 1995 (incorporated by reference to Exhibit 10.5(c) to the Company's 1995 Form 10-K)

     10.2(d)* Amendment to Employment Agreement of David A. Brandon dated as of June 2, 1998 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

     10.3*            Employment Agreement, dated January 20, 1992 among Robert
                      L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-45189)

     10.3(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to the Company's 1995 Form 10-K)

     10.3(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to the Company's 1996 Form 10-K)

     10.3(c)* Amendment to Employment Agreement and Non Qualified Stock Option of Robert L. Recchia dated December 9, 1998

     10.4*            Employment Agreement, dated January 20, 1992, among Barry
                      P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-45189)

     10.4(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to the Company's 1995 Form 10-K)

     10.4(b)* Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to the Company's 1997 Form 10-K)

     10.4(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998

     10.5*            Employment Agreement of Richard P. Herpich dated as of
                      January 17, 1994

     10.5(a)* Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994

     10.5(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995

     10.5(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997

     10.5(d)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997

     10.5(e)* Amendment of Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998

     10.6 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Form S-8 filed on February 17, 1993, No. 33-59670)

     10.6(a) Third Amendment of 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit D of the Company's Proxy Statement dated as of April 26, 1996)

     10.7 Valassis Inserts, Inc. Employees' 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-45189)

     10.7(a)          First Amendment of the Valassis Communications, Inc.
                      Employees' 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.9(a) to the Company's 1995 Form 10-K)

     10.8 Valassis Inserts, Inc. Employees' Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-45189)

     10.8(a)          First Amendment of the Valassis Communications, Inc.
                      Employees' Profit Sharing Plan (incorporated by reference to Exhibit 10.10(a) to the Company's 1995 Form 10-K)

     10.9 Valassis Inserts, Inc. Plant Employees Pension Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-45189)

     10.10* Employment Agreement among Richard N. Anderson, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration No. 33-45189)

     10.10(a)*        Amendment to Employment Agreement among Richard N.
                      Anderson, Valassis Communications, Inc. and Valassis
                      Inserts, Inc. (incorporated by reference to Exhibit
                      10.15(a) to the Company's Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

     10.10(b)*        Amendment to Employment Agreement and Non Qualified Stock
                      Option Agreement of Richard N. Anderson dated December 15,
                      1995 (incorporated by reference to Exhibit 10.15(b) to the Company's 1995 Form 10-K)

     10.10(c)*        Amendment to Employment Agreement and Non Qualified Stock
                      Option Agreement of Richard N. Anderson dated December 11,
                      1998

     10.11* Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-45189)

     10.11(a)*        Amendment to Employment Agreement among Alan F. Schultz,
                      Valassis Communications, Inc. and Valassis Inserts, Inc.
                      (incorporated by reference to Exhibit 10.16(a) to the Form
                      10-K for the transition period of July 1, 1994 to December
                      31, 1994)


     10.11(b)*        Amendment to Employment Agreement and Non Qualified Stock
                      Option of Alan F. Schultz dated December 19, 1995
                      (incorporated by reference to Exhibit 10.16(b) to the Company's 1995 Form 10-K)

     10.11(c)*        Amendment to Employment Agreement and Non Qualified Stock
                      Option Agreement of Alan F. Schultz dated September 15,
                      1998 (incorporated by reference to Exhibit 10.16(c) to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1998)

     10.12* Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated October 24, 1994)

     10.12(a) First Amendment to Senior Executive Annual Bonus Plan (incorporated by reference to Exhibit E to the Company's Proxy Statement dated April 15, 1996.

     10.13 Conpress Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the period ended June 30, 1996)

     10.14 Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to the Company's Form 10-Q for the period ended June 30, 1996)

     10.15 Executive Restricted Stock Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 25, 1996)

     10.16 First Amendment of Executive Restricted Stock Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 25, 1996)

     10.17 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 25, 1996)

     10.18 Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 25,
                      1996)

     10.19 Form of Registration Rights Agreement between the Company and the Selling Stockholder (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 333-28685)

     10.20 Assignment of Stock Option Agreement dated June 5, 1997 among Conpress Cayman, LDC, Consolidated Press International (Netherlands Antilles) N.V. and the Company (incorporated by reference Exhibit 10.19 to the Company's Registration Statement No. 333-28685)

     10.21 Fourth Amendment of the Valassis Communications, Inc. 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 10,
                      1998)

     10.22 Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan

     12.1             Statements of Computation of Ratios

     21.1             Subsidiaries of Valassis Communications, Inc.

     23.1             Consent of Independent Auditors

     23.2             Consent of Independent Auditors

     27.1             Financial Data Schedule Year Ended 1996

     27.2             Financial Data Schedule Year Ended 1998






*Constitutes a management contract or compensatory plan or arrangement.