Form 10-Q
period 1999-03-31
VALASSIS COMMUNICATIONS INC
filed 1999-05-14
CIK 883293

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q
                          ___________________________

(Mark One)

   X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---
      Exchange Act of 1934

      For the Quarterly Period Ended March 31, 1999

      Transition Report pursuant to Section 13 or 15(d) of the Securities
  ---
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

                     Yes   X                 No
                        --------                -------

As of May 5, 1999, there were 57,059,600 shares of the Registrant's Common Stock outstanding, after giving effect to the 3 for 2 stock split issued on May 12, 1999 to shareholders of record on April 16, 1999.

Part I - Financial Information

Item 1.  Financial Statements

                         VALASSIS COMMUNICATIONS, INC.
                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                          March 31,                  December 31,
Assets                                                                      1999                        1998
                                                                      ---------------              --------------
                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                                  $9,570                       $6,939
   Accounts receivable (less allowance for doubtful
      accounts of $1,980 at March 31, 1999 and $1,354 at
      December 31, 1998)                                                     103,189                       95,430
   Inventories:
      Raw materials                                                           10,849                       11,817
      Work in progress                                                        12,417                       20,051
   Prepaid expenses and other                                                  6,150                        5,817
   Deferred income taxes                                                       1,790                        1,790
   Refundable income taxes                                                       ---                        1,215
                                                                       -------------                -------------

                   Total current assets                                      143,965                      143,059
                                                                      --------------                -------------

Property, plant and equipment, at cost:
   Land and buildings                                                         21,756                       21,456
   Machinery and equipment                                                   115,124                      114,912
   Office furniture and equipment                                             20,906                       20,143
   Automobiles                                                                   956                        1,025
   Leasehold improvements                                                      1,048                        1,022
                                                                      --------------               --------------
                                                                             159,790                      158,558

   Less accumulated depreciation and amortization                           (113,618)                    (112,200)
                                                                      --------------               --------------

           Net property, plant and equipment                                  46,172                       46,358
                                                                      --------------               --------------

Intangible assets:
   Goodwill                                                                   68,594                       68,594
   Other intangibles                                                          85,387                       85,387
                                                                      --------------              ---------------
                                                                             153,981                      153,981

   Less accumulated amortization                                            (114,106)                    (112,806)
                                                                     ---------------              ---------------

                  Net intangible assets                                       39,875                       41,175
                                                                    ----------------              ---------------

Other assets (primarily debt issuance costs)                                   2,598                        1,422
                                                                    ----------------              ---------------

                        Total assets                                        $232,610                     $232,014
                                                                    ================             ================

                         VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Balance Sheets, Continued
                 (dollars in thousands, except per share data)

                                                                       March 31,           December 31,
Liabilities and Stockholders' Deficit                                    1999                  1998
                                                                  ----------------     ------------------
                                                                      (unaudited)             (note)
Current liabilities:
 Accounts payable                                                          $69,938                $69,064
 Accrued interest                                                            5,876                  4,542
 Accrued expenses                                                           20,680                 26,345
 Income paxes payable                                                       19,225                    ---
 Progress billings                                                          49,466                 58,615
                                                                  ----------------     ------------------

                   Total current liabilities                               165,185                158,566
                                                                  ----------------     ------------------

Long-term debt                                                             319,429                340,461
Deferred income taxes                                                        1,511                  1,511

Commitments and contingencies

Stockholders' deficit:
 Common stock of $.01 par value. Authorized 100,000,000                        627                    629
  shares; issued 62,732,604 at March 31, 1999 and 62,854,360 at December 31, 1998; outstanding 57,048,266 at
  March 31, 1999 and 57,589,322 at December 31, 1998
 Additional paid-in capital                                                 71,962                 69,416
 Accumulated deficit                                                      (132,046)              (165,937)
 Foreign currency translations                                                (283)                  (298)
 Treasury stock, at cost (5,684,338 shares at March 31, 1999 and
  5,265,038 shares at December 31, 1998)                                  (193,775)              (172,334)
                                                                  ----------------     ------------------

                Total stockholders' deficit                               (253,515)              (268,524)
                                                                  ----------------     ------------------

                Total liabilities and stockholders' deficit               $232,610               $232,014
                                                                  ================     ==================

NOTE: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                                                Quarter Ended
                                                                       March 31,            March 31,
                                                                          1999                1998
                                                                   ----------------    -----------------
Revenues:
   Net sales                                                               $221,906             $204,951
   Other                                                                        299                  732
                                                                   ----------------    -----------------

   Total revenues                                                           222,205              205,683
                                                                   ----------------    -----------------

Costs and expenses:
   Cost of products sold                                                    138,421              133,902
   Selling, general and administrative                                       20,203               18,453
   Amortization of intangible assets                                          1,299                2,024
   Interest                                                                   7,391                9,007
                                                                   ----------------    -----------------

   Total costs and expenses                                                 167,314              163,386
                                                                   ----------------    -----------------

                   Earnings before income taxes                              54,891               42,297

   Income taxes                                                              21,000               16,250
                                                                   ----------------    -----------------

                   Net earnings                                             $33,891              $26,047
                                                                   ================    =================

Net earnings per common share, basic                                        $   .59              $   .43
                                                                   ================    =================

Net earnings per common share, diluted                                      $   .58              $   .43
                                                                   ================    =================

Shares used in computing net earnings per share, basic                   57,118,800           60,170,219
                                                                   ================    =================

Shares used in computing net earnings per share, diluted                 58,244,948           60,834,840
                                                                   ================    =================



See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                                  Quarter Ended
                                                                                   -----------------------------------------
                                                                                        MARCH 31,               MARCH 31,
                                                                                           1999                   1998
                                                                                   -----------------      ------------------
Cash flows from operating activities:
 Net earnings                                                                                $33,891                 $26,047
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                               3,304                   3,939
   Provision for losses on accounts receivable                                                   225                     225
   Minority interest                                                                             ---                      (3)
   (Gain)/loss on sale of property, plant and equipment                                          (65)                      6
  Stock-based compensation charge                                                                823                   1,551
   Changes in assets and liabilities which increase (decrease) cash flow:
    Accounts receivable                                                                       (7,984)                (18,573)
    Inventories                                                                                8,602                   2,337
    Prepaid expenses and other                                                                 1,013                  (3,494)
    Other assets                                                                                (176)                    105
    Accounts payable                                                                             874                  17,375
    Accrued expenses and interest                                                             (4,331)                 (7,896)
    Income taxes                                                                              20,440                  14,915
    Progress billings                                                                         (9,149)                (14,961)
                                                                                   -----------------      ------------------
             Total adjustments                                                                13,576                  (4,474)
                                                                                   -----------------      ------------------

   Net cash provided by operating activities                                                  47,467                  21,573
                                                                                   -----------------      ------------------

Cash flows from investing activities:
 Additions to property, plant and equipment                                                   (1,864)                 (5,770)
 Investment in Merge L.L.C.                                                                   (1,000)                    ---
 Proceeds from sale of property, plant and equipment                                             110                     ---
 Other                                                                                            16                    (121)
                                                                                   -----------------      ------------------
   Net cash used in investing activities                                                      (2,738)                 (5,891)
                                                                                   -----------------      ------------------

Cash flows from financing activities:
 Repayment of long-term debt                                                                (108,380)                 (4,184)
 Proceeds from the issuance of common stock                                                      375                  19,750
 Borrowings of long-term debt                                                                100,348                     ---
 Net borrowings (payments) under revolving line of credit                                    (13,000)                    ---
 Repurchase of common stock                                                                  (21,441)                (56,166)
                                                                                   -----------------      ------------------
   Net cash used in financing activities                                                     (42,098)                (40,600)
                                                                                   -----------------      ------------------


Net increase/(decrease) in cash                                                                2,631                 (24,918)
Cash at beginning of period                                                                    6,939                  35,437
                                                                                   -----------------      ------------------

Cash at end of period                                                                        $ 9,570                 $10,519
                                                                                   =================      ==================

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                    $ 6,057                 $ 5,559
 Cash paid during the period for income taxes                                                $   560                 $ 1,335
 Non-cash financing activities:
   Stock issued under stock-based compensation plan                                          $ 2,169                 $ 2,338

See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements

1.        Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts for 1998 have been reclassified to conform to current period classifications.

2.        Contingencies

          On February 24, 1999, the Company commenced litigation against The News Corporation Limited ("News Corp") and News America Incorporated ("News America") in the State of Michigan Circuit Court for the County of Wayne. The Complaint seeks $150 million in compenstory damages, $300 million in punitive damages and injunctive relief based on allegations of tortious interference with prospective contractual relations and aiding and abetting a breach of fiduciary duty. The principal factual allegation is that Arthur Andersen LLP ("Arthur Andersen"), with the inducement of News Corp and News America, repudiated a joint venture agreement with the Company relating to the development of a new product. On April 7, 1999, Arthur Andersen rejected alternative dispute resolution and filed a declaratory judgment action in the Chancery Division of the Cook County, Illinois Circuit Court. This action asks the Illinois Court to make a determination as to whether the Company and Arthur Andersen had a contract. The Company has filed a motion to dismiss this Illinois action.

          On April 12, 1999, the Company amended its lawsuit against News Corp and News America to add Arthur Andersen as a defendant. News Corp and News America filed a motion to dismiss the case against News Corp and News America for lack of jurisdiction. On May 7, 1999, the Court found that Michigan jurisdiction was proper and denied their motion. The time for defendants to answer or move with respect to the Complaint has not yet expired.

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.        Supplemental Benefit Plan

          The Company established a Supplemental Benefit Plan (the "Plan") in 1998. The Plan covers management employees who are designated by the Company's Compensation/Stock Option Committee. Participating employees earn credited service for each year of continuous service with the Company. The annual amount of supplemental benefit is calculated by multiplying a participant's years of credited service by one and one-half percent of the participant's average annual base pay while employed by the Company 36 months immediately preceding retirement or other termination of employment. The amount of supplemental benefit provided by the Plan is payable semi-annually for a period of ten years, commencing upon retirement, death or other termination of employment. Supplemental benefits are provided on a non-contributing basis. Expense associated with the cost of future benefits under the Plan for the quarter ended March 31, 1999 totaled approximately $148,000.

4.        Subsequent Event

          On April 1, 1999, the Board of Directors approved a three-for-two split of the Company's Common Stock, effected in the form of a 50% stock dividend, issued May 12, 1999, to stockholders of record as of April 16, 1999. Accordingly, all common share and per common share data have been restated to reflect this stock split. The stock split was accomplished through the issuance of 16,481,134 new shares and the use of 2,536,462 shares of Treasury Stock.

5.        Segment Reporting

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

Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.


(in millions)                                    Three Months Ended March 31
-------------                        -----------------------------------------------------
                                         FSI         VIP         All Others*      Total
    1999                             ----------   ----------    --------------   ---------
    ----
Revenues from external customers        $167.7         $34.0            $20.3       $222.0
Intersegment revenues                      2.2           ---              ---          2.2
Depreciation/amortization                  2.8           0.5              ---          3.3
Segment profit                            50.9           3.1              0.7         54.7

    1998
    ----
Revenues from external customers        $156.8         $29.9            $18.3       $205.0
Intersegment revenues                      1.8           ---              ---          1.8
Depreciation/amortization                  3.6           0.3              ---          3.9
Segment profit                            38.5           2.3              0.8         41.6



* Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments include a product sampling business, a sales promotion company in Canada, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                          Three Months Ended March 31,
                                       ---------------------------------
                                             1999             1998
                                       ---------------     --------------
Profit for reportable segments                  $54.0              $40.8
Profit for other segments                         0.7                0.8
Unallocated amounts:
   Interest income                                0.2                0.7
                                       ---------------     --------------
Earnings before taxes                           $54.9              $42.3
                                       ---------------     --------------

Domestic and foreign revenues for each of the three-month periods ended March 31 were as follows:
                                 1999        1998
                                -------    --------
United States                    $216.4      $200.2
Canada                              5.8         5.5
                                -------    --------
Total                            $222.2      $205.7
                                =======    ========

6.      Earnings Per Share

Earnings per common share ("EPS") data were computed as follows:


                                                                          Three Months
                                                                         Ended March 31,
                                                                   -----------------------------
                                                                        1999            1998
                                                                   -------------    ------------
                                                                         (in thousands except for
                                                                           per share amounts)
Net Earnings                                                             $33,891         $26,047
                                                                   =============    ============

Basic EPS:
  Weighted average common shares outstanding                              57,119          60,170
                                                                   =============    ============

Earnings per common share - basic                                        $  0.59         $  0.43
                                                                   =============    ============

Diluted EPS:
  Weighted average common shares outstanding                              57,119          60,170
  Weighted average shares purchased on exercise of dilutive options        4,364           2,616
  Shares purchased with proceeds of options                               (3,267)         (1,962)
  Shares contingently issuable                                                29              11
                                                                   -------------    ------------
  Shares applicable to diluted earnings                                   58,245          60,835
                                                                   =============    ============

Earnings per common share - diluted                                      $  0.58         $  0.43
                                                                   =============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price war; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods, including in-store advertising systems and other forms of coupon delivery; the inability of material third parties upon which the Company relies to be Year 2000 compliant in a timely manner; an increase in the Company's paper costs; or general business and economic conditions. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Total revenues increased 8.0% from $205.7 million for the first quarter of 1998 to $222.2 million for the first quarter of 1999. Free-standing insert (FSI) revenues were up 7.0% from $156.8 million for the quarter ended March 31, 1998 to $167.7 million for the same quarter of 1999. This increase is the result of continued industry page growth and moderate price increases, despite one less FSI publishing date during the first quarter of 1999 than in 1998. Retail Services revenues, which include Valassis Impact Promotions (VIP) and the newly-developed Customer Attainment and Retention System (CARS), were up 16% to $34.8 million compared to $29.9 million in the prior-year period. This increase is a result of continued strong demand from VIP's traditional customer base of food service companies.

Gross profit margin was 37.7% in the first quarter of 1999, up from 34.9% in the first quarter of 1998. This was primarily the result of the continued decline in the Company's three major cost components, paper, media and printing on a per unit basis. The Company recently negotiated multi-year contracts with several major suppliers of coated groundwood paper designed to stabilize paper costs. The contracts, which stipulate pricing collars preventing the price of paper from going up or down more than 6-10% in any 12-month period, represent over 75% of the Company's paper requirements.

Selling, general and administrative expenses increased from $18.5 million in the first quarter of 1998 to $20.2 million in the first quarter of 1999. This is primarily the result of higher incentive plan costs as a result of stronger sales and profits in the first quarter of 1999 as compared to the same period in 1998, as well as costs associated with new business development.

As a result of the Company's recently completed multi-phased debt-restructuring plan, interest expense was down for the quarter ended March 31, 1999. The debt-restructuring plan included the addition of a $160 million unsecured bank facility, a ratings upgrade by both Moody's and S&P, the repurchase of $125.1 million of the Company's senior notes due 2003, and the issuance of $100 million in senior notes due 2009.

Net earnings were $33.9 million for the first quarter of 1999 versus $26.0 million for the same period last year. These improved results were primarily the result of strong FSI sales.

Financial Condition, Liquidity and Sources of Capital

The Company's liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. The Company does not offer financing to its customers. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, the Company can operate with low, or even negative, working capital.

Cash and cash equivalents totaled $9.6 million at March 31, 1999 versus $10.5 million at March 31, 1998. This was the result of cash provided by operating activities of $47.5 million, and cash used in investing activities and financing activities of $2.7 million and $42.1 million, respectively, in the first quarter of 1999.

Cash flow from operating activities increased from $21.6 million at March 31, 1998 to $47.5 million at March 31, 1999 as a result of increased earnings and other positive working capital changes.

During the first quarter of 1999, the Company retired $107 million in debt due March 1999 using amounts borrowed under its $160 million Revolving Credit Facility and $17 million of existing cash. As of March 31, 1999 the Company's debt has been reduced to $319 million, which consists of $90 million under its Revolving Credit Facility, $100 million of its 6-5/8% Senior Notes due 2009 and $129 million of its 9.55% Senior Notes due 2003.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. As of March 31, 1999, the Company had authorization to repurchase an additional 1.8 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $1.9 million for the three month period ended March 31, 1999. Management expects future capital expenditure requirements of approximately $10 million to $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

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

With regard to program modification and implementing new software upgrades, the Company has completed its plan and has all critical systems Year 2000 compliant. With regard to readiness of vendors and customers, the Company is currently in the assessment phase and will have testing plans completed by June 30, 1999.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    The following exhibits are included herein:

    (3)(ii) By-Laws

    (27) Financial Data Schedule

b.  Form 8-K

    The Company filed a report on Form 8-K, dated January 12, 1999, announcing the completion of a debt-restructuring plan.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:      May 14, 1999



                              Valassis Communications, Inc.
                                        (Registrant)



                              By: /s/Robert L. Recchia
                                  ----------------------------------------
                                  Robert L. Recchia
                                  V.P. of Finance - Chief Financial Officer


                              Signing on behalf of the Registrant and as principal financial officer.