Form 10-Q
period 1999-06-30
VALASSIS COMMUNICATIONS INC
filed 1999-08-02
CIK 883293

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q
                          ___________________________

(Mark One)

   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
       Exchange Act of 1934

       For the Quarterly Period Ended June 30, 1999

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

                     Yes    X                 No  ________
                         -------

As of July 28, 1999, there were 56,277,239 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information
------------------------------

Item 1.  Financial Statements

                         VALASSIS COMMUNICATIONS, INC.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                           June 30,                December 31,
Assets                                                                       1999                      1998
------                                                                       ----                      ----
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                              $   7,008               $   6,939
   Accounts receivable (less allowance for doubtful
      accounts of $1,722 at June 30, 1999 and $1,354 at
      December 31, 1998)                                                     88,971                  95,430
   Inventories:
      Raw materials                                                          11,060                  11,817
      Work in progress                                                       11,884                  20,051
   Prepaid expenses and other                                                 5,963                   5,817
   Deferred income taxes                                                      1,790                   1,790
   Refundable income taxes                                                      ---                   1,215
                                                                          ---------               ---------
                  Total current assets                                      126,676                 143,059
                                                                          ---------               ---------

Property, plant and equipment, at cost:
   Land and buildings                                                        21,692                  21,456
   Machinery and equipment                                                  114,908                 114,912
   Office furniture and equipment                                            21,625                  20,143
   Automobiles                                                                1,035                   1,025
   Leasehold improvements                                                     1,064                   1,022
                                                                          ---------               ---------
                                                                            160,324                 158,558

   Less accumulated depreciation and amortization                          (114,549)               (112,200)
                                                                          ---------               ---------

             Net property, plant and equipment                               45,775                  46,358
                                                                          ---------               ---------

Intangible assets:
   Goodwill                                                                  68,594                  68,594
   Other intangibles                                                         85,387                  85,387
                                                                          ---------               ---------
                                                                            153,981                 153,981

   Less accumulated amortization                                           (115,407)               (112,806)
                                                                          ---------               ---------

                  Net intangible assets                                      38,574                  41,175
                                                                          ---------               ---------

Other assets (primarily debt issuance costs)                                  2,629                   1,422
                                                                          ---------               ---------

                        Total assets                                      $ 213,654               $ 232,014
                                                                          =========               =========

                         VALASSIS COMMUNICATIONS, INC.
               Condensed Consolidated Balance Sheets, Continued
                 (dollars in thousands, except per share data)

                                                                       June 30,            December 31,
Liabilities and Stockholders' Deficit                                    1999                  1998
-------------------------------------                                    ----                  ----
                                                                      (unaudited)             (note)

Current liabilities:
  Accounts payable                                                      $  73,594            $  69,064
  Accrued interest                                                          4,362                4,542
  Accrued expenses                                                         26,676               26,345
  Income taxes payable                                                      2,916                  ---
  Progress billings                                                        33,568               58,615
                                                                        ---------            ---------
Total current liabilities                                                 141,116              158,566
                                                                        ---------            ---------

Long-term debt                                                            310,439              340,461
Deferred income taxes                                                       1,511                1,511

Commitments and contingencies

Stockholders' deficit:
  Common stock of $.01 par value. Authorized 100,000,000
   shares; issued 62,819,742 at June 30, 1999 and 62,854,360
   at December 31, 1998; outstanding 56,682,404 at
   June 30, 1999 and 57,589,322 at December 31, 1998                          627                  629
  Additional paid-in capital                                               74,482               69,416
  Accumulated deficit                                                    (103,543)            (165,937)
  Foreign currency translations                                              (333)                (298)
  Treasury stock, at cost (6,137,338 shares at June 30, 1999 and
   5,265,038 shares at December 31, 1998)                                (210,645)            (172,334)
                                                                        ---------            ---------
               Total stockholders' deficit                               (239,412)            (268,524)
                                                                        ---------            ---------

               Total liabilities and stockholders' deficit              $ 213,654            $ 232,014
                                                                        =========            =========

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

                         VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Statements of Operations
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                       Quarter Ended                           Six Months Ended
                                          --------------------------------------    ------------------------------------
                                                June 30,             June 30,            June 30,            June 30,
                                                  1999                 1998                1999                1998
                                          -----------------     ----------------    ----------------    ----------------
Revenues:
   Net sales                              $         195,152     $        178,406    $        417,058    $        383,357
   Other                                               (153)                 490                 146               1,222
                                          -----------------     ----------------    ----------------    ----------------

   Total revenues                                   194,999              178,896             417,204             384,579
                                          -----------------     ----------------    ----------------    ----------------

Costs and expenses:
   Cost of products sold                            122,345              118,133             260,766             252,035
   Selling, general and administrative               18,863               22,717              39,066              41,170
   Amortization of intangible assets                  1,301                2,025               2,600               4,049
   Interest                                           6,387                8,767              13,778              17,774
                                          -----------------     ----------------    ----------------    ----------------
   Total costs and expenses                         148,896              151,642             316,210             315,028
                                          -----------------     ----------------    ----------------    ----------------

             Earnings before income taxes            46,103               27,254             100,994              69,551

   Income taxes                                      17,600               10,350              38,600              26,600
                                          -----------------     ----------------    ----------------    ----------------

             Net earnings                 $          28,503     $         16,904    $         62,394    $         42,951
                                          =================     ================    ================    ================


   Net earnings per common share, basic   $             .50     $            .29    $           1.09    $            .72
                                          =================     ================    ================    ================

   Net earnings per common share, diluted $             .49     $            .29    $           1.07    $            .72
                                          =================     ================    ================    ================



   Shares used in computing net earnings
      per share, basic                           56,896,255           58,765,316          57,006,912          59,463,887
                                          =================     ================    ================    ================

   Shares used in computing net earnings
      per share, diluted                         58,307,258           59,287,715          58,252,699          60,058,556
                                          =================     ================    ================    ================

See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                            Six Months Ended
                                                                                 -----------------------------------
                                                                                      June 30,            June 30,
                                                                                        1999                1998
                                                                                 ---------------      --------------
Cash flows from operating activities:
 Net earnings                                                                    $        62,394      $       42,951
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                           6,803               7,819
   Provision for losses on accounts receivable                                             1,345                 450
   Minority interest                                                                         ---                  (7)
   Loss (gain) on sale of property, plant and equipment                                      (38)                  1
   Stock-based compensation charge                                                           823               2,632
   Changes in assets and liabilities which increase (decrease) cash flow:
    Accounts receivable                                                                    5,114               7,948
    Inventories                                                                            8,924               2,788
    Prepaid expenses and other                                                             1,200                (869)
    Other assets                                                                            (207)                827
    Accounts payable                                                                       4,530               3,130
    Accrued expenses and interest                                                            151              (3,451)
    Income taxes                                                                           4,783              10,601
    Progress billings                                                                    (25,047)            (27,813)
                                                                                 ---------------      --------------
     Total adjustments                                                                     8,381               4,056
                                                                                 ---------------      --------------

   Net cash provided by operating activities                                              70,775              47,007
                                                                                 ---------------      --------------

Cash flows from investing activities:
 Additions to property, plant and equipment                                               (3,694)             (8,660)
 Proceeds from the sale of property, plant and equipment                                     112                  93
 Investment in Save.com                                                                   (1,000)                ---
 Acquisitions                                                                                ---                (450)
 Other                                                                                       (64)               (164)
                                                                                 ---------------      --------------
   Net cash used in investing activities                                                  (4,646)             (9,181)
                                                                                 ---------------      --------------

Cash flows from financing activities:
 Repayment of long-term debt                                                            (108,380)             (4,549)
 Borrowings of long-term debt                                                            100,358                 ---
 Net borrowings (payments) under revolving line of credit                                (22,000)                ---
 Proceeds from the issuance of common stock                                                2,273              20,285
 Purchase of treasury shares                                                             (38,311)            (73,554)
                                                                                 ---------------      --------------
   Net cash used in financing activities                                                 (66,060)            (57,818)
                                                                                 ---------------      --------------


Net increase/(decrease) in cash                                                               69             (19,992)
Cash at beginning of period                                                                6,939              35,437
                                                                                 ---------------      --------------
Cash at end of period                                                                      7,008            $ 15,445
                                                                                 ===============      ==============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                        $        13,958      $       17,899
 Cash paid during the period for income taxes                                    $        34,469      $       15,999

Non-cash financing activities:
  Stock issued under stock-based compensation plan                               $         2,169      $        3,247

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

2.   Contingencies
     -------------

     On February 24, 1999, the Company commenced litigation against The News Corporation Limited ("News Corp") and News America Incorporated (News America") in the State of Michigan Circuit Court for the County of Wayne. The Complaint seeks $150 million in compensatory damages, $300 million in punitive damages and injunctive relief based on allegations of tortious interference with prospective contractual relations and aiding and abetting a breach of fiduciary duty. The principal factual allegation is that Arthur Andersen LLP ("Arthur Andersen"), with the inducement of News Corp and News America, repudiated a joint venture agreement with the Company relating to the development of a new product. On April 7, 1999, Arthur Andersen rejected alternative dispute resolution and filed a declaratory judgment action in the Chancery Division of the Cook County, Illinois Circuit Court. This action asks the Illinois Court to make a determination as to whether the Company and Arthur Andersen had a contract.

     On April 12, 1999, the Company amended its lawsuit against News Corp and News America to add Arthur Andersen as a defendant. News Corp and News America filed a motion to dismiss the case against News Corp and News America for lack of jurisdiction. On May 7, 1999, the Court found that Michigan jurisdiction was proper and denied their motion. News Corp and News America filed an application for leave to appeal this decision. The Company has opposed the application for leave to appeal. The application is currently pending before the Michigan Court of Appeals.

     On May 10, 1999, the Company filed a motion to dismiss the Illinois action. The Illinois Court denied the motion to dismiss on July 12, 1999. To address the potential for duplicative litigation raised by this decision, the Company has moved to bifurcate contractual issues in the Michigan action and for reconsideration in the Illinois action.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.   Stock Split
     -----------

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

4.   Segment Reporting
     -----------------

     The Company has two reportable segments, cooperative free-standing inserts
(FSIs) and Valassis Impact Promotions (VIP). FSIs are four-color booklets containing promotions from multiple advertisers distributed through Sunday newspapers. VIP offers its customers specialty print promotion products in customized formats. These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

(in millions)                                         Three Months Ended June 30
-------------                        ----------------------------------------------------------
                                          FSI            VIP        All Others*       Total
                                     -------------  -------------  -------------  -------------
     1999
     ----
Revenues from external customers          $  145.8       $   27.5       $   21.7       $  195.0
Intersegment revenues                          0.2            ---            2.3            2.5
Depreciation/amortization                      3.0            0.5            ---            3.5
Segment profit                                42.3            1.6            2.2           46.1

     1998
     ----
Revenues from external customers          $  135.1       $   22.7       $   21.1       $  178.9
Intersegment revenues                          0.6            ---            ---            0.6
Depreciation/amortization                      3.4            0.4            ---            3.8
Segment profit                                23.3            0.4            3.6           27.3

* Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments include a product sampling business, a sales promotion company in Canada, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

(in millions)                               Three Months Ended June 30,
                                         ----------------------------------
                                             1999                  1998
                                         -------------        -------------
Profit for reportable segments               $    41.8            $    23.7
Profit for other segments                          4.3                  3.6
Unallocated amounts:
   Interest income                                 ---                  ---
                                         -------------        -------------
Earnings before taxes                        $    46.1            $    27.3
                                         =============        =============

Domestic and foreign revenues for each of the three-month periods ended June 30 were as follows:

(in millions)                                 1999                 1998
                                         -------------        -------------
United States                                $   190.2            $   174.1
Canada                                             4.8                  4.8
                                         -------------        -------------
Total                                        $   195.0            $   178.9
                                         =============        =============

(in millions)                                       Six Months Ended June 30
-------------                      ----------------------------------------------------------
                                        FSI            VIP        All Others*      Total
                                   -------------  -------------  -------------  -------------
     1999
     ----
Revenues from external customers        $  313.5       $   61.5       $   42.1       $  417.1
Intersegment revenues                        2.5            ---            2.3            4.8
Depreciation/amortization                    5.7            1.0            0.1            6.8
Segment profit                              90.9            4.9            5.1          100.9

     1998
     ----
Revenues from external customers        $  292.0       $   52.6       $   39.2       $  383.8
Intersegment revenues                        2.4            ---            ---            2.4
Depreciation/amortization                    7.0            0.7            0.1            7.8
Segment profit                              61.8            2.7            4.3           68.8

* Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments include a product sampling business, a sales promotion company in Canada, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

(in millions)                                Six Months Ended June 30,
                                           ----------------------------
                                               1999            1998
                                           ------------    ------------
Profit for reportable segments                  $  97.9         $  64.5
Profit for other segments                           3.0             4.3
Unallocated amounts:
   Interest income                                  0.1             0.8
                                           ------------    ------------
Earnings before taxes                           $ 101.0         $  69.6
                                           ------------    ------------

Domestic and foreign revenues for each of the six-month periods ended June 30 were as follows:

(in millions)                                  1999            1998
                                           ------------    ------------
United States                                   $ 406.7         $ 374.3
Canada                                             10.5            10.3
                                           ------------    ------------
Total                                           $ 417.2         $ 384.6
                                           ============    ============

6.   Earnings Per Share
     ------------------

Earnings per common share ("EPS") data were computed as follows:

                                                                            Three Months
                                                                           Ended June 30,
                                                                      --------------------------
                                                                         1999          1998
                                                                      ----------     -----------
                                                                      (in thousands except for
                                                                          per share amounts)

Net Earnings                                                             $28,503         $16,904
                                                                      ==========     ===========

Basic EPS:
 Weighted average common shares outstanding                               56,896          58,765
                                                                      ==========     ===========

Earnings per common share - basic                                        $  0.50         $  0.29
                                                                      ==========     ===========

Diluted EPS:
 Weighted average common shares outstanding                               56,896          58,765
 Weighted average shares purchased on exercise of dilutive options         6,271           2,144
 Shares purchased with proceeds of options                                (4,889)         (1,632)
 Shares contingently issuable                                                 29              11
                                                                      ----------     -----------
 Shares applicable to diluted earnings                                    58,307          59,288
                                                                      ==========     ===========

Earnings per common share - diluted                                      $  0.49         $  0.29
                                                                      ==========     ===========

                                                                             Six Months
                                                                            Ended June  30,
                                                                      --------------------------
                                                                           1999          1998
                                                                      ----------     -----------
                                                                        (in thousands except for
                                                                            per share amounts)
Net Earnings                                                             $62,394         $42,951
                                                                      ==========     ===========

Basic EPS:
 Weighted average common shares outstanding                               57,007          59,464
                                                                      ==========     ===========

Earnings per common share - basic                                        $  1.09         $   .72
                                                                      ==========     ===========

Diluted EPS:
 Weighted average common shares outstanding                               57,007          59,463
 Weighted average shares purchased on exercise of dilutive options         4,466           2,381
 Shares purchased with proceeds of options                                (3,249)         (1,796)
 Shares contingently issuable                                                 29              11
                                                                      ----------     -----------
 Shares applicable to diluted earnings                                    58,253          60,059
                                                                      ==========     ===========

Earnings per common share - diluted                                      $  1.07         $   .72
                                                                      ==========     ===========

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

Results of Operations

Three Months Ended June 30, 1999 and June 30, 1998
--------------------------------------------------

Total revenues for the quarter ended June 30, 1999 increased 9.0% to $195.0 million, from $178.9 million for the year-ago quarter. Free-standing insert
(FSI) revenue increased 7.9% for the quarter ended June 30, 1999, rising to $145.8 million from $135.1 million for the quarter ended June 30, 1998. This increase can be attributed to page (unit) growth and moderate price increases. VIP revenue was up 21.1% from $22.7 million for the second quarter of 1998, to $27.5 million for the same quarter in 1999. Targeted Marketing Services (TMS) revenue, which includes the Company's Sampling and polybag advertising products, as well as Run-of-Press (ROP) promotions and advertising, was $15.4 million for the quarter, versus $15.1 million in the prior year quarter.

For the quarter, paper costs were down over 10% from the year ago period, contributing to an overall increase in the gross profit margin to 37.3%, versus 34.0% in the same quarter last year. Media costs were down due to increased FSI book sizes and lower contract rates, while efficiencies at the Company's three printing facilities contributed to lower printing costs for the quarter.

Selling, general and administrative expenses decreased to $18.9 million for the quarter ended June 30, 1999, from $22.7 million in the comparable period of 1998. The three months ended June 30, 1998 included a one-time charge of $6.0 million related to the early retirement and resulting amendment to the employment contract of the former CEO. Without this one-time charge, SG&A would have increased 13.2% for the quarter ended June 30, 1999, versus the year-ago period. This increase can primarily be attributed to higher incentive plan costs as a result of stronger sales and profits in the second quarter of 1999, as compared to the same period in 1998.

The effective tax rate for the quarter ended June 30, 1999 was 38%, which is comparable to the quarter ended June 30, 1998.

Net earnings were $28.5 million, compared to $16.9 million for the same quarter last year. Net earnings rose primarily as a result of strong FSI volume and significantly improved VIP results.

Six Months Ended June 30, 1999 and June 30, 1998
------------------------------------------------

The Company's revenue for the first six months of 1999 was up 8.5% to $417.2 million, as compared to $384.6 million for the same period in 1998. This increase was fueled by a 7.4% gain in FSI revenue from $292.0 million in the first six months of 1998, to $313.5 million in the comparable 1999 period. FSI revenue rose as a result of higher volume due, in part, to improved market share, as well as slightly improved pricing during the first six months of 1999. In addition, stronger VIP sales contributed to the overall increase in revenue. VIP revenue was up 16.9% to $61.5 million for the first six months of 1999, as compared to $52.6 million in the same period of 1998. Management expects to exceed its stated goal of 15% annual revenue growth for this division in 1999. TMS revenue increased 3.6% from $27.4 million for the first six months of 1998, to $28.4 million for the first six months of 1999. The Sampling component of TMS sales in 1998 was heavily weighted toward the first half of the year, however, in 1999, Sampling sales have staged more evenly. Management expects sales growth in excess of 20% for Sampling in 1999.

Gross margin increased from 34.5% during the first six months of 1998, to 37.5% for the same period in 1999, primarily due to decreases in paper costs. Management expects the cost of paper to continue to decrease during the remainder of 1999. Management noted that in March 1999, the Company signed long-term contracts for 75% of its paper requirements which include pricing collars that help stabilize the Company's paper cost.

Selling, general and administrative expenses were $39.1 million for the six months ended June 30, 1999, compared with $41.2 million for the same period last year. The six months ended June 30, 1998 included a one-time charge of $6.0 million related to the early retirement and resulting amendment to the employment contract of the former CEO. Without this one-time charge, SG&A would have increased 11.1% for the six months ended June 30, 1999, versus the year-ago period.

The effective tax rate for the six months ended June 30, 1999 was the same as the prior year period at 38.2%.

For the six months ended June 30, 1999, net earnings were $62.4 million, versus $43.0 million for the same six months last year. The increase in net earnings is attributable to increased volume and pricing in the FSI business, combined with the improved performance of VIP.

Financial Condition, Liquidity and Sources of Capital

The Company's liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. The Company does not offer financing to its customers. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost, while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, the Company can operate with low, or even negative working capital.

Cash and cash equivalents totaled $7.0 million at June 30, 1999, versus $6.9 million at December 31, 1998. This was the result of cash provided by operating activities of $70.8 million, and cash used in investing activities and financing activities of $4.6 million and $66.1 million, respectively, in the first six months of 1999.

Cash flow from operating activities increased from $47.0 million for the six months ended at June 30, 1998 to $70.8 million at June 30, 1999, as a result of increased earnings and other positive working capital changes.

During the six months ended June 30, 1999, the Company retired $107 million in debt due March 1999 using amounts borrowed under its $160 million Revolving Credit Facility and $17 million of existing cash. As of June 30, 1999 the Company's debt has been reduced to $310 million, which consists of $81 million under its Revolving Credit Facility, $100 million of its 6-5/8% Senior Notes due 2009 and $129 million of its 9.55% Senior Notes due 2003.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. As of June 30, 1999, the Company had authorization to repurchase an additional 1.3 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $3.7 million for the six-month period ended June 30, 1999. Management expects future capital expenditure requirements of approximately $10 million to $15 million annually over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

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

In response to the Year 2000 issue, the Company has implemented a multi-faceted project plan, which covers both IT and non-IT systems. This plan encompasses three areas: (1) program modifications; (2) implementing new financial software upgrades; and (3) testing readiness of vendors and customers. Phases associated with the project plan are: identification and ranking of components of the Company's systems and equipment, and those of its suppliers that may be vulnerable to Year 2000 problems; assessment of those components; remediation or replacement of non-compliant systems and components; testing of systems and components following remediation; and the development of contingency plans.

With regard to program modification and implementing new software upgrades, the Company has completed its plan and believes that all critical systems are Year 2000 compliant. The Company has assessed Year 2000 compliance of customers and vendors through a survey method.

The Company's plans include the development of a full contingency plan. The Company completed the first test of its contingency plan in June. Further vendor contingencies will be determined as testing with vendors and customers is completed. Potential sources of risk include the inability of suppliers (principally paper suppliers) to be Year 2000 compliant in a timely manner, which could result in delays in product deliveries from such suppliers, the disruption of the distribution of the Company's products to the consumer, and disruption of the Company's own production facilities as a result of general failure of necessary infrastructure such as electricity supply.

The Company estimates the total costs related to the implementation of the program modification plan and the financial software upgrade plan to be approximately $400,000 and $300,000, respectively, which will be funded through operating cash flows and expensed as incurred. To date, expenses have totaled approximately $360,000 for program modifications and $50,000 for financial software upgrades. It is not possible to quantify the aggregate cost to the Company with respect to vendors, service providers and customers who fail to become Year 2000 compliant. This is a Year 2000 Readiness Disclosure Statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

On February 24, 1999, the Company commenced litigation against The News Corporation Limited ("News Corp") and News America Incorporated (News America") in the State of Michigan Circuit Court for the County of Wayne. The Complaint seeks $150 million in compensatory damages, $300 million in punitive damages and injunctive relief based on allegations of tortious interference with prospective contractual relations and aiding and abetting a breach of fiduciary duty. The principal factual allegation is that Arthur Andersen LLP ("Arthur Andersen"), with the inducement of News Corp and News America, repudiated a joint venture agreement with the Company relating to the development of a new product. On April 7, 1999, Arthur Andersen rejected alternative dispute resolution and filed a declaratory judgment action in the Chancery Division of the Cook County, Illinois Circuit Court. This action asks the Illinois Court to make a determination as to whether the Company and Arthur Andersen had a contract.

On April 12, 1999, the Company amended its lawsuit against News Corp and News America to add Arthur Andersen as a defendant. News Corp and News America filed a motion to dismiss the case against News Corp and News America for lack of jurisdiction. On May 7, 1999, the Court found that Michigan jurisdiction was proper and denied their motion. News Corp and News America filed an application for leave to appeal this decision. The Company has opposed the application for leave to appeal. The application is currently pending before the Michigan Court of Appeals.

On May 10, 1999, the Company filed a motion to dismiss the Illinois action. The Illinois Court denied the motion to dismiss on July 12, 1999. To address the potential for duplicative litigation raised by this decision, the Company has moved to bifurcate contractual issues in the Michigan action and for reconsideration in the Illinois action.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

a.  The Company held its Annual Meeting of Stockholders on May 18, 1999.

c. The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected were: Richard N. Anderson, Patrick F. Brennan, Seth Goldstein, Brian J. Husselbee, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. The Inspector of Election certified the following vote tabulations with respect thereto:

         Director                    For              Withheld           Broker Non-Votes
         --------                    ---              --------           ----------------
     Richard N. Anderson          34,058,260           75,227                   0
     Patrick F. Brennan           34,047,669           85,818                   0
     Seth Goldstein               34,052,001           81,486                   0
     Brian J. Husselbee           34,059,169           74,318                   0
     Robert L. Recchia            34,060,269           73,218                   0
     Marcella A. Sampson          34,046,870           86,617                   0
     Alan F. Schultz              34,055,746           77,741                   0
     Faith Whittlesey             34,060,318           73,169                   0

2. A proposal to ratify the selection of Deloitte & Touche LLP, as auditors of the Company for the 1999 fiscal year was approved by the stockholders.

      The Inspector of Election certified the following vote tabulations:

          For             Against          Abstain          Broker Non-Votes
          ---             -------          -------          ----------------
       34,106,077          7,813           19,597                  0

3. A proposal to approve the Company's Amended and Restated Long-Term Incentive Plan was approved by the stockholders.

      The Inspector of Election certified the following vote tabulations:

          For             Against          Abstain          Broker Non-Votes
          ---             -------          -------          ----------------
       28,994,860        3,579,470         24,339               1,534,818

Item 6. Exhibits and Reports on Form 8-K

a. The following exhibits are included herein:

   (27) Financial Data Schedule

b. Form 8-K

   The Company did not file any current report on Form 8-K during the three months ended June 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 1999



                         Valassis Communications, Inc.
                                 (Registrant)



                         By: /s/Robert L. Recchia
                             -----------------------------------------
                             Robert L. Recchia
                             Executive Vice President-Chief Financial Officer


                         Signing on behalf of the Registrant and as principal financial officer.