Form 10-Q
period 1999-09-30
VALASSIS COMMUNICATIONS INC
filed 1999-11-12
CIK 883293

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

                          ---------------------------

(Mark One)

   X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---       Exchange Act of 1934

            For the Quarterly Period Ended September 30, 1999

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

                -----------------------------------------------

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

As of November 11, 1999, there were 56,248,131 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information

Item 1.  Financial Statements



                         VALASSIS COMMUNICATIONS, INC.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                  September 30,            December 31,
Assets                                                                1999                     1998
------                                                          ---------------           -------------
                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                       $   7,699                $   6,939
   Accounts receivable (less allowance for doubtful
      accounts of $2,081 at September 30, 1999 and
      $1,354 at December 31, 1998)                                   106,535                   95,430
   Inventories:
      Raw materials                                                    9,416                   11,817
      Work in progress                                                16,298                   20,051
   Prepaid expenses and other                                          5,389                    5,817
   Deferred income taxes                                               1,790                    1,790
   Refundable income taxes                                                --                    1,215
                                                                   ---------                ---------

                  Total current assets                               147,127                  143,059
                                                                   ---------                ---------

Property, plant and equipment, at cost:
   Land and buildings                                                 21,693                   21,456
   Machinery and equipment                                           116,418                  114,912
   Office furniture and equipment                                     22,340                   20,143
   Automobiles                                                           976                    1,025
   Leasehold improvements                                              1,135                    1,022
                                                                   ---------                ---------
                                                                     162,562                  158,558

   Less accumulated depreciation and amortization                   (116,302)                (112,200)
                                                                   ---------                ---------

            Net property, plant and equipment                         46,260                   46,358
                                                                   ---------                ---------

Intangible assets:
   Goodwill                                                           68,594                   68,594
   Other intangibles                                                  85,387                   85,387
                                                                   ---------                ---------
                                                                     153,981                  153,981

   Less accumulated amortization                                    (116,707)                (112,806)
                                                                   ---------                ---------

                  Net intangible assets                               37,274                   41,175
                                                                   ---------                ---------

Other assets                                                           7,066                    1,422
                                                                   ---------                ---------

                      Total assets                                 $ 237,727                $ 232,014
                                                                   =========                =========

                         VALASSIS COMMUNICATIONS, INC.
               Condensed Consolidated Balance Sheets, Continued
                 (dollars in thousands, except per share data)

                                                                     September 30,           December 31,
Liabilities and Stockholders' Deficit                                    1999                   1998
-------------------------------------                               -------------            ------------
                                                                     (unaudited)               (note)
Current liabilities:
 Accounts payable                                                     $  65,607               $  69,064
 Accrued interest                                                         5,655                   4,542
 Accrued expenses                                                        25,793                  26,345
 Income taxes payable                                                     1,423                     ---
 Progress billings                                                       61,093                  58,615
                                                                      ---------               ---------

                    Total current liabilities                           159,571                 158,566
                                                                      ---------               ---------

Long-term debt                                                          303,951                 340,461
Deferred income taxes                                                     1,511                   1,511

Commitments and contingencies

Stockholders' deficit:
 Preferred stock of $.01 par value. Authorized 25,000,000
  shares; no shares issued or outstanding at September 30,
  1999 and December 31, 1998.
 Common stock of $.01 par value. Authorized 100,000,000
  shares; issued 62,715,191 at September 30, 1999 and
  62,854,360 at December 31, 1998; outstanding 56,403,096 at
  September 30, 1999 and 57,589,322 at December 31, 1998                    627                     629
 Additional paid-in capital                                              75,764                  69,416
 Accumulated deficit                                                    (77,588)               (165,937)
 Foreign currency translations                                             (359)                   (298)
 Treasury stock, at cost (6,312,095 shares at September 30,
 1999 and 5,265,038 shares at December 31, 1998)                       (225,750)               (172,334)
                                                                      ---------               ---------

              Total stockholders' deficit                              (227,306)               (268,524)
                                                                      ---------               ---------

              Total liabilities and stockholders' deficit             $ 237,727               $ 232,014
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

                         VALASSIS COMMUNICATIONS, INC.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                         Quarter Ended                            Nine Months Ended
                                                 Sept. 30,             Sept. 30,            Sept. 30,             Sept. 30,
                                                   1999                   1998                1999                   1998
                                                -----------           -----------          -----------           -----------
Revenues:
   Net sales                                    $   177,247           $   166,467          $   594,305           $   549,824
   Other                                                238                   636                  384                 1,858
                                                -----------           -----------          -----------           -----------

   Total revenues                                   177,485               167,103              594,689               551,682
                                                -----------           -----------          -----------           -----------

Costs and expenses:
   Cost of products sold                            108,233               107,377              368,999               359,412
   Selling, general and administrative               19,677                16,799               58,743                57,969
   Amortization of intangible assets                  1,299                 2,024                3,899                 6,073
   Interest                                           6,361                 8,758               20,139                26,532
                                                -----------           -----------          -----------           -----------

   Total costs and expenses                         135,570               134,958              451,780               449,986
                                                -----------           -----------          -----------           -----------

Earnings before income taxes                         41,915                32,145              142,909               101,696

Income taxes                                         15,860                12,275               54,460                38,875
                                                -----------           -----------          -----------           -----------

Net earnings before extraordinary items              26,055                19,870               88,449                62,821

Extraordinary loss, net of tax                         (100)                  ---                 (100)                  ---
                                                -----------           -----------          -----------           -----------

                 Net Earnings                   $    25,955           $    19,870          $    88,349           $    62,821
                                                ===========           ===========          ===========           ===========

Net earnings per common share before
extraordinary loss, basic                       $       .46           $       .34          $      1.56           $      1.07
                                                ===========           ===========          ===========           ===========

Net earnings per common share before
extraordinary loss, diluted                     $       .45           $       .34          $      1.52           $      1.06
                                                ===========           ===========          ===========           ===========

Net earnings per common share, basic            $       .46           $       .34          $      1.56           $      1.07
                                                ===========           ===========          ===========           ===========

Net earnings per common share, diluted          $       .45           $       .34          $      1.52           $      1.06
                                                ===========           ===========          ===========           ===========

Shares used in computing net earnings per
 share, basic                                    56,417,692            57,795,488           56,797,976            58,901,642
                                                ===========           ===========          ===========           ===========

Shares used in computing net earnings per
 share, diluted                                  58,013,140            58,259,070           58,166,281            59,454,404
                                                ===========           ===========          ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                                                                Nine Months Ended
                                                                                   -----------------------------------------
                                                                                        Sept. 30,               Sept. 30,
                                                                                           1999                   1998
                                                                                   -----------------      ------------------
Cash flows from operating activities:
 Net earnings                                                                           $   88,349              $ 62,821
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                             10,105                11,822
  Provision for losses on accounts receivable                                                1,606                   675
  Minority interest                                                                             --                     7
  (Gain)/loss on sale of property, plant and equipment                                        (108)                    1
  Stock-based compensation charge                                                            1,730                 3,378
  Changes in assets and liabilities which increase (decrease) cash flow:
      Accounts receivable                                                                  (12,711)              (12,801)
      Inventories                                                                            6,154                (2,309)
      Prepaid expenses and other                                                             1,266                (4,132)
      Other assets                                                                          (1,394)                  887
      Accounts payable                                                                      (3,457)                5,133
      Accrued expenses and interest                                                            561                  (266)
      Income taxes                                                                           6,446                  (130)
      Progress billings                                                                      2,478                  (802)
                                                                                        ----------              --------
               Total adjustments                                                            12,676                 1,463
                                                                                        ----------              --------

  Net cash provided by operating activities                                                101,025                64,284
                                                                                        ----------              --------

Cash flows from investing activities:
 Additions to property, plant and equipment                                                 (6,174)              (10,454)
 Investments and acquisitions                                                               (4,250)                 (450)
 Proceeds from sale of property, plant and equipment                                           176                    97
 Other                                                                                         (91)                 (145)
                                                                                        ----------              --------
  Net cash used in investing activities                                                    (10,339)              (10,952)
                                                                                        ----------              --------

Cash flows from financing activities:
 Repayment of long-term debt                                                              (110,368)               (4,549)
 Borrowings of long-term debt                                                              100,358                   ---
 Net payments under revolving line of credit                                               (26,500)                  ---
 Proceeds from the issuance of common stock                                                 10,345                30,898
 Purchase of treasury shares                                                               (63,761)              (95,526)
                                                                                        ----------              --------
  Net cash used in financing activities                                                    (89,926)              (69,177)
                                                                                        ----------              --------

Net increase/(decrease) in cash                                                                760               (15,845)
Cash at beginning of period                                                                  6,939                35,437
                                                                                        ----------              --------

Cash at end of period                                                                   $    7,699              $ 19,592
                                                                                        ==========              ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                               $   19,026              $ 23,086
 Cash paid during the period for income taxes                                           $   51,822              $ 30,213
 Non-cash financing activities:
  Stock issued under stock-based compensation plan                                      $    2,568              $  3,819


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

2.   Contingencies

     On February 24, 1999, the Company commenced litigation against The News Corporation Limited ("News Corp.") and News America Incorporated ("News America") in the State of Michigan Circuit Court for the County of Wayne (the "Court"). The Complaint seeks $150 million in compensatory damages, $300 million in punitive damages and injunctive relief based on allegations of tortious interference with prospective contractual relations and aiding and abetting a breach of fiduciary duty. The principal factual allegation is that Arthur Andersen LLP ("Arthur Andersen"), with the inducement of News Corp. and News America, repudiated a joint venture agreement with the Company relating to the development of a new product.

     On April 7, 1999, Arthur Andersen rejected alternative dispute resolution and filed a declaratory judgment action in the Chancery Division of the Cook County, Illinois Circuit Court. This action asks the Illinois Court to make a determination as to whether the Company and Arthur Andersen had a contract. On May 10, 1999, the Company filed a motion to dismiss this Illinois action which was denied on July 12, 1999. The Company moved for reconsideration of this decision. The Illinois Court denied the reconsideration motion. On August 18, 1999, the Company filed its answer and counterclaims in the Illinois action.

     On April 12, 1999, the Company amended its lawsuit against News Corp. and News America to add Arthur Andersen as a defendant. The Company asserts claims of breach of contract and breach of fiduciary duty against Arthur Andersen.

     News Corp. and News America filed a motion to dismiss the case against News Corp. and News America for lack of jurisdiction. On May 7, 1999, the Court found that Michigan jurisdiction was proper and denied their motion. News Corp. and News America sought leave to appeal the Court's finding that jurisdiction exists. The application for leave to appeal was denied by the Michigan Court of Appeals on August 30, 1999. On May 21, 1999, Arthur Andersen filed a motion to dismiss the breach of fiduciary duty claim. The Court denied that motion on September 24, 1999. The Court found that the Company sufficiently pled a breach of fiduciary duty claim. News Corp. and News America moved to dismiss the Company's claim for punitive damages on June 30, 1999. On September 17, 1999, the Court concluded that punitive damages were not recoverable under Michigan law and dismissed the punitive damages claim. On October

21, 1999, News Corp. and News America moved to dismiss all claims against them. The Company's opposition to that motion is expected to be filed on November 15, 1999.

     At a hearing held on October 29, 1999, the Court ordered that discovery be completed in this case by December 22, 1999. The trial is scheduled to begin on March 20, 2000. At the hearing, Arthur Andersen informed the Court that it would stay the Illinois action pending the resolution of the litigation before the Court. The Company and Arthur Andersen have agreed to sign a stipulation to that effect.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.   Stock Split

     On April 1, 1999, the Board of Directors approved a three-for-two split of the Company's Common Stock, effected in the form of a 50% stock dividend, issued May 12, 1999, to stockholders of record as of April 16, 1999. Accordingly, all common share and per common share data have been restated to reflect this stock split. The stock split was accomplished through the issuance of 16,481,134 new shares and the use of 2,536,462 of Treasury Stock.

4.   Stockholders' Equity

     On September 1, 1999, the Board of Directors adopted a Stockholder Rights Agreement (the "Agreement"). Under the Agreement, the Board declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The dividend is payable on September 27, 1999 to the shareholders of record on September 15, 1999. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

     The Rights will become exercisable only in the event that any person or group of persons not approved by the Board of Directors acquires 15% or more of the Company's common stock or commences a tender offer for 15% or more of the Company's common stock. Once the Rights become exercisable they entitle the shareholder to purchase one one-hundredth of one share of a new series of preferred stock at an exercise price of $170. The Rights expire on September 1, 2009. The Company is entitled to redeem the Rights at $.01 per Right at any time, prior to the expiration of the Rights, before a person or group acquires 15% or more of the Company's common stock.

5.   Related Party Transactions

     The Company owns 50% of Save.com. The Company has a note receivable from Save.com due July 2002. The note bears interest at 10% annually. At September 30, 1999, the balance of the note receivable was $1.1 million. The investment in Save.com and the note receivable are included in other assets in the accompanying consolidated balance sheet.

6.   Segment Reporting

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

Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.


(in millions)                                          Three Months Ended September 30
-------------                                ---------------------------------------------------------
                                                 FSI           VIP           All Others*       Total
                                             ----------    ----------     ---------------   ----------
   1999
   ----
Revenues from external customers               $132.7         $25.2              $19.6         $177.5
Intersegment revenues                             1.3            --                3.1            4.4
Depreciation/amortization                         2.8           0.5                 --            3.3
Segment profit                                   31.1           6.1                4.7           41.9

   1998
   ----
Revenues from external customers               $135.8         $21.0              $ 9.8         $166.6
Intersegment revenues                             0.8            --                0.5            1.3
Depreciation/amortization                         3.6           0.3                0.1            4.0
Segment profit                                   31.7            --               (0.1)          31.6


*Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments include a product sampling business, a sales promotion company in Canada, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                          Three Months Ended Sept. 30,
                                         ------------------------------
(in millions)                                   1999          1998
-------------                                  -----         -----
Profit for reportable segments                 $37.2         $31.7
Profit for other segments                        4.7          (0.1)
Unallocated amounts:
 Interest income                                  --           0.5
                                               -----         -----
Earnings before taxes                          $41.9         $32.1
                                               -----         -----

Domestic and foreign revenues for each of the three-month periods ended September 30 were as follows:

(in millions)                                     1999         1998
-------------                                   ------       ------
United States                                   $174.3       $164.1

Canada                                             3.2          3.0
                                                ------       ------
Total                                           $177.5       $167.1
                                                ======       ======


(in millions)                                          Nine Months Ended September 30
-------------                             ------------------------------------------------------------
                                             FSI              VIP           All Others*       Total
                                          -----------      ----------     ---------------   ----------
   1999
   ----
Revenues from external customers               $446.1         $86.7              $61.8         $594.6
Intersegment revenues                             3.8            --                5.4            9.2
Depreciation/amortization                         8.5           1.5                0.1           10.1
Segment profit                                  122.0          11.0                9.8          142.8

   1998
   ----
Revenues from external customers               $427.8         $73.6              $49.0         $550.4
Intersegment revenues                             3.1            --                0.6            3.7
Depreciation/amortization                        10.6           1.0                0.2           11.8
Segment profit                                   93.5           2.6                4.3          100.4


*Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments include a product sampling business, a sales promotion company in Canada, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                          Nine Months Ended Sept. 30,
                                         ----------------------------
(in millions)                             1999                  1998
-------------                            ------                ------
Profit for reportable segments           $133.0                $ 96.1
Profit for other segments                   9.8                   4.3
Unallocated amounts:
 Interest income                            0.1                   1.3
                                         ------                ------
Earnings before taxes                    $142.9                $101.7
                                         ------                ------

Domestic and foreign revenues for each of the nine-month periods ended September 30 were as follows:

(in millions)                                 1999              1998
-------------                                ------            ------
United States                                $580.9            $538.3

Canada                                         13.8              13.4
                                             ------            ------
Total                                        $594.7            $551.7
                                             ======            ======

7.      Earnings Per Share

Earnings per common share ("EPS") data were computed as follows:



                                                                               Three Months
                                                                              Ended Sept. 30,
                                                                      ----------------------------
                                                                           1999            1998
                                                                      ------------    ------------
                                                                        (in thousands except for
                                                                           per share amounts)
Net Earnings                                                             $25,955         $19,870
                                                                         =======         =======

Basic EPS:
 Weighted average common shares outstanding                               56,418          57,795
                                                                         =======         =======

Earnings per common share - basic
 Before extraordinary item                                               $   .46         $   .34
 Extraordinary item                                                           --              --
                                                                         -------         -------
                     Total                                               $   .46         $   .34
                                                                         =======         =======

Diluted EPS:
 Weighted average common shares outstanding                               56,418          57,795
 Weighted average shares purchased on exercise of dilutive options         6,196           4,861
 Shares purchased with proceeds of options                                (4,630)         (4,408)
 Shares contingently issuable                                                 29              11
                                                                          ------          ------
 Shares applicable to diluted earnings                                    58,013          58,259
                                                                         =======         =======

Earnings per common share - diluted
 Before extraordinary item                                               $   .45         $   .34
 Extraordinary item                                                           --              --
                                                                         -------         -------
                     Total                                               $   .45         $   .34
                                                                         =======         =======

                                                                              Nine Months
                                                                             Ended Sept. 30,
                                                                       ----------------------------
                                                                            1999            1998
                                                                       ------------    ------------
                                                                        (in thousands except for
                                                                           per share amounts)
Net Earnings                                                             $88,349         $62,821
                                                                         =======         =======

Basic EPS:
  Weighted average common shares outstanding                              56,798          58,902
                                                                         =======         =======

Earnings per common share - basic
  Before extraordinary item                                              $  1.56         $  1.07
  Extraordinary item                                                          --              --
                                                                         -------         -------
                              Total                                      $  1.56         $  1.07
                                                                         =======         =======

Diluted EPS:
  Weighted average common shares outstanding                              56,798          58,902
  Weighted average shares purchased on exercise of dilutive options        6,295           6,046
  Shares purchased with proceeds of options                               (4,956)         (5,505)
  Shares contingently issuable                                                29              11
                                                                         -------         -------
  Shares applicable to diluted earnings                                   58,166          59,454
                                                                         =======         =======

Earnings per common share - diluted
  Before extraordinary item                                              $  1.52         $  1.06
  Extraordinary item                                                          --              --
                                                                         -------         -------
                              Total                                      $  1.52         $  1.06
                                                                         =======         =======

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

Results of Operations

Three Months Ended September 30, 1999 and September 30, 1998

Total revenues rose 6.2% for the quarter ended September 30, 1999 to $177.5 million from $167.1 million for the year-ago quarter. Free-standing insert (FSI) revenue decreased 2.3% from $135.8 million for the three months ended September 30, 1998 to $132.7 million for the quarter ended September 30, 1999. This slight decrease was primarily attributable to one less publishing date during the quarter resulting in lower market share, offset by FSI industry page growth and slight price increases during the quarter. Valassis Impact Promotions (VIP) revenue was up 20.0% to $25.2 million for the third quarter of 1999 compared to $21.0 million for the year-ago period. This increase was due to heightened demand from traditional customers, as well as new business opportunities. Targeted Marketing Services revenue, which includes the Company's Sampling and advertising products, its Run-of-Press promotions, and its security consulting business increased 142.4%. Sampling and advertising revenues increased 312.5% to $9.9 million for the three months ended September 30, 1999. This increase was the result of an increased demand from a more diverse customer base and more even staging of business throughout the year. ROP revenue was up 48.6% to $5.2 million for the three months ended September 30, 1999 versus the year-ago period.

The gross profit margin was impacted by continued favorable trends in the Company's three major cost components, paper, media and printing. This led to an increase in gross profit margin to 39.0%, from 35.7% in the year-ago quarter.

Selling, general and administrative expenses increased to $19.7 million for the quarter ended September 30, 1999, compared to $16.8 million for the quarter ended September 30, 1998. This increase is primarily the result of higher incentive plan costs as a result of stronger sales and profits in the third quarter of 1999, as compared to the same period in 1998.

Net earnings increased 30.7% from $19.9 million for the three months ended September 30, 1998, to $26.0 million for the same period of 1999. This increase is primarily due to the strong quarter experienced by the VIP and Targeted Marketing Services divisions.

Nine Months Ended September 30, 1999 and September 30, 1998

For the nine months ended September 30, 1999, total revenues increased 7.8% to $594.7 million from $551.7 million for the comparable period in 1998, primarily as a result of a 4.3% rise in FSI revenue from $427.8 million in the first nine months of 1998, to $446.1 million for the first nine months of 1999. The FSI increase is attributable to overall industry page growth and moderate price increases. In addition, VIP experienced a 17.8% increase in sales during the nine-month period ended September 30, 1999. The VIP division is on track to meet its stated goal of 15% annual revenue growth. Targeted Marketing Services revenue rose 32.9% for the nine months ended September 30, 1999 to $46.5 million, compared to $35.0 million for the nine months ended September 30, 1998. Management expects growth in excess of 30% for this division in 1999.

Gross margin increased from 34.9% for the first nine months of 1998, to 38.0% for the same period in 1999, due primarily to decreases in paper costs. In March 1999, the Company signed long-term contracts for 75% of its paper requirements, which include pricing collars that help stabilize the Company's paper cost.

Selling, general and administrative expenses remained relatively flat at $58.7 million, versus $58.0 million for the comparable prior-year period. The Company's results for the nine months ended September 30, 1998 include a one-time charge of $6.0 million related to the early retirement of the Company's former CEO. SG&A would have increased 13% for the nine months ended September 30, 1999, versus the prior year period, without this one-time charge. This increase is primarily the result of higher incentive plan costs as a result of stronger sales and profits for the first nine months of 1999, as compared to the same period in 1998.

The effective tax rate was 38.1% for the nine months ended September 30, 1999, compared with 38.2% for the same period in 1998. The effective tax rate decrease is the result of a portion of the special one-time charge in the nine months ended September 30, 1998, referred to above, being non-deductible.

Net earnings for the first nine months of 1999 were up 40.6% to $88.3 million, versus $62.8 million for the same nine-month period last year. This earnings improvement is primarily the result of higher volumes and improved margins in the FSI business, combined with the improved performance of the VIP and Targeted Marketing Services divisions.

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

Cash and cash equivalents totaled $7.7 million at September 30, 1999, versus $6.9 million at December 31, 1998. This was the result of cash provided by operating activities of $101.0 million, and cash used in investing activities and financing activities of $10.3 million and $89.9 million, respectively, in the first nine months of 1999.

Cash flow from operating activities increased from $64.3 million for the nine months ended at September 30, 1998 to $101.0 million at September 30, 1999, as a result of increased earnings and other positive working capital changes.

During the nine months ended September 30, 1999, the Company retired $107 million in debt due March 1999 using amounts borrowed under its $160 million Revolving Credit Facility and $17 million of existing cash. As of September 30, 1999 the Company's debt has been reduced to $304 million, which consists of $76 million under its Revolving Credit Facility, $100 million of its 6-5/8% Senior Notes due 2009 and $128 million of its 9.55% Senior Notes due 2003. During the quarter, the Company retired, at a premium, $2 million of its 9.55% Senior Notes due 2003. Accordingly, the Company recorded an extraordinary loss of $100,000, net of an income tax benefit of $60,000, related to the early retirement of debt.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. As of September 30, 1999, the Company had authorization to repurchase an additional 600,000 shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $6.2 million for the nine-month period ended September 30, 1999. Management expects future capital expenditure requirements of approximately $10 million to $15 million annually over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

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

The Company's plans include the development of a full contingency plan. The Company completed two planned tests of the contingency plan in June and July. Further vendor contingencies will be determined as testing with vendors and customers is completed. Potential sources of risk include the inability of suppliers (principally paper suppliers) to be Year 2000 compliant in a timely manner, which could result in delays in product deliveries from such suppliers, the disruption of the distribution of the Company's products to the consumer, and disruption of the Company's own production facilities as a result of general failure of necessary infrastructure such as electricity supply.

The Company estimates the total costs related to the implementation of the program modification plan and the financial software upgrade plan to be approximately $400,000 and $300,000, respectively, which will be funded through operating cash flows and expensed as incurred. To date, expenses have totaled approximately $400,000 for program modifications and $28,000 for financial software upgrades. It is not possible to quantify the aggregate cost to the Company with respect to vendors, service providers and customers who fail to become Year 2000 compliant. This is a Year 2000 Readiness Disclosure Statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

Part II - Other Information

Item 1.  Legal Proceedings

On February 24, 1999, the Company commenced litigation against The News Corporation Limited ("News Corp.") and News America Incorporated ("News America") in the State of Michigan Circuit Court for the County of Wayne (the "Court"). The Complaint seeks $150 million in compensatory damages, $300 million in punitive damages and injunctive relief based on allegations of tortious interference with prospective contractual relations and aiding and abetting a breach of fiduciary duty. The principal factual allegation is that Arthur Andersen LLP ("Arthur Andersen"), with the inducement of News Corp. and News America, repudiated a joint venture agreement with the Company relating to the development of a new product.

On April 7, 1999, Arthur Andersen rejected alternative dispute resolution and filed a declaratory judgment action in the Chancery Division of the Cook County, Illinois Circuit Court. This action asks the Illinois Court to make a determination as to whether the Company and Arthur Andersen had a contract. On May 10, 1999, the Company filed a motion to dismiss this Illinois action which was denied on July 12, 1999. The Company moved for reconsideration of this decision. The Illinois Court denied the reconsideration motion. On August 18, 1999, the Company filed its answer and counterclaims in the Illinois action.

On April 12, 1999, the Company amended its lawsuit against News Corp. and News America to add Arthur Andersen as a defendant. The Company asserts claims of breach of contract and breach of fiduciary duty against Arthur Andersen.

News Corp. and News America filed a motion to dismiss the case against News Corp. and News America for lack of jurisdiction. On May 7, 1999, the Court found that Michigan jurisdiction was proper and denied their motion. News Corp. and News America sought leave to appeal the Court's finding that jurisdiction exists. The application for leave to appeal was denied by the Michigan Court of Appeals on August 30, 1999. On May 21, 1999, Arthur Andersen filed a motion to dismiss the breach of fiduciary duty claim. The Court denied that motion on September 24, 1999. The Court found that the Company sufficiently pled a breach of fiduciary duty claim. News Corp. and News America moved to dismiss the Company's claim for punitive damages on June 30, 1999. On September 17, 1999, the Court concluded that punitive damages were not recoverable under Michigan law and dismissed the punitive damages claim. On October 21, 1999, News Corp. and News America moved to dismiss all claims against them. The Company's opposition to that motion is expected to be filed on November 15, 1999.

At a hearing held on October 29, 1999, the Court ordered that discovery be completed in this case by December 22, 1999. The trial is scheduled to begin on
March 20, 2000.   At the hearing, Arthur Andersen informed the Court that it would stay the Illinois action pending the resolution of the litigation before the Court. The Company and Arthur Andersen have agreed to sign a stipulation to that effect.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    The following exhibits are included herein:

   (4) Certificate of Designations of Preferred Stock of Valassis
Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to the Company's Form 8-K filed on September 23, 1999).

   (10) Amendment No. 2 to the Credit Agreement by and among the Company and a group of banks for which Comerica Bank is acting as administrative agent dated as of August 19, 1999.

   (27) Financial Data Schedule

   (99) Rights Agreement dated as of September 1, 1999 by and between the Company and the Bank of New York (incorporated by reference to Exhibit 99.1 to the Company's Form 8-A 12B/A filed on November 8, 1999).

b.  Form 8-K

    The Company filed a report on Form 8-K, dated September 1, 1999 announcing the adoption by the Board of Directors of a Stockholders' Rights Agreement.

    The Company filed a report on Form 8-K, dated September 21, 1999, regarding the filing of a Certificate of Designations of Preferred Stock with the Office of the Secretary of State of Delaware.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:      November 12, 1999



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