Form 10-K405
period 1999-12-31
VALASSIS COMMUNICATIONS INC
filed 2000-03-28
CIK 883293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
                     --------------------------------------

(Mark One)

 __X__ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1999 or

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

6 5/8%  Senior Notes Due 2009                          Not Applicable

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

                       Yes __X__                No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2000, there were 55,482,513 shares of the Registrant's Common Stock outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates* of the registrant was $1,678,859,217.

The applicable portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on or about May 16, 2000 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.


* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Valassis Communications, Inc. leads the marketing services industry by providing a wide range of strategic marketing solutions for manufacturers and retailers. We generate most of our revenues by printing and publishing cents-off coupons and other consumer purchase incentives primarily for package goods manufacturers. We are one of the country's largest printers and publishers of these coupons.

     We offer a broad array of marketing products and services, including:

          - Free-Standing Inserts ("FSIs") - four-color promotional booklets containing the coupons of multiple advertisers that are distributed by us to over 58 million households through Sunday newspapers;

          - Valassis Impact Promotions ("VIP") - solo specialized promotional programs for single advertisers;

          - Customer Relationship Marketing - targeted promotions based on consumer purchase behavior;

          -    Valassis Sampling - newspaper-delivered sampling programs;

          -    Run-of-Press ("ROP") - advertising on the pages of newspapers;

          - Internet and E-Commerce services - online couponing, online grocery and e-commerce media sales.

     We produced our first FSI in 1972. In 1999, we inserted our cooperative FSIs in the Sunday edition of over 530 newspapers with a combined average paid circulation of approximately 58.0 million on 43 publishing dates. By comparison, there were approximately 93.3 million households in the United States, according to information published in 1990 by the U.S. Census Bureau.

BUSINESS STRATEGY

     We believe that our existing products put us in a strong position to meet the mass and geo-demographic targeted needs of our customers. Our strategy is to build on the strength of our core FSI product to offer a range of integrated marketing solutions to a broader base of customers. In order to accomplish this, we will continue our commitment to the FSI segment of our business, while providing high levels of product quality and customer service. In addition, we will attempt to capitalize on our expertise in consumer promotion to further expand our existing VIP, and Targeted Marketing Services divisions and to further develop our Customer Relationship Marketing and E-Commerce divisions. We will continue to offer more highly targeted and one-to-one marketing solutions via direct mail and the Internet utilizing database marketing techniques. In addition, we plan to continue to develop new technology-based businesses and grow through acquisitions and joint ventures.

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

     Our Marketing Services Consultants personally call on existing customers to maintain relationships and on potential customers to describe the advantages afforded by our products compared to other promotion alternatives. In addition, approximately 25% of each cooperative FSI program is sold to direct mail marketers who purchase space (referred to as "remnant space") at reduced costs in exchange for accepting such space on a space-available basis.

FREE-STANDING INSERTS (FSIS)

     Most of the consumer purchase incentives that we publish are featured in cooperative FSIs which are four-color promotional booklets printed by us at our own facilities and distributed through Sunday newspapers. Cooperative FSIs are booklets containing promotions from multiple advertisers. We produced our first FSI in 1972. In 1999, we inserted our cooperative FSIs in the Sunday edition of over 530 newspapers with a combined average paid circulation of approximately
58.0 million on 43 publishing dates. By comparison, there were approximately
93.3 million households in the United States, according to information published in 1990 by the U.S. Census Bureau.

     As a natural extension of our U.S. business, Valassis of Canada publishes the Shop & Save FSI in Canada. The Shop & Save FSI is distributed to approximately 5 million Canadian households through weekend home-delivered newspapers.

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

     Total cooperative FSI sales during the year ended December 31, 1999 were $586.7 million, or 73.8% of our net sales. The top ten FSI customers accounted for approximately 24% of FSI sales during the year ended December 31, 1999, and no single customer accounted for more than 10% of FSI sales during the same period.

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

     VIP sales during the year ended December 31, 1999 were $118.1 million, or 14.9% of our net sales. VIP customers are made up primarily of franchise food and retail operations. Two VIP customers accounted for 28% of VIP sales for the year ended December 31, 1999, with the top ten customers accounting for approximately 54% of total VIP sales.

CUSTOMER RELATIONSHIP MARKETING GROUP (CRMG)

     Customer Relationship Marketing allows companies to understand consumer purchase behavior and to use that information to deliver intelligent, targeted promotions. The goal of CRMG is to provide retailers with a turnkey service that builds long-term customer relationships and increases profitability. During 1999, we made a strategic investment in Relationship Marketing Group, Inc.
(RMG). RMG provides a retail-sponsored direct mail vehicle that uses proprietary software to target frequent shopper households based on prior purchase behavior. CRMG sales are included in VIP results.

TARGETED MARKETING SERVICES

     The Targeted Marketing Services division comprises the following products and services:

Product Sampling and Advertising

     We offer a newspaper-delivered sampling product that gives manufacturers the ability to cost-effectively reach up to 58 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac(R)), placed in a polybag alongside the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch(R)). In addition, Brand Bag(TM) and Brand Bag Plus(TM) offer marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without a sample included. Both products offer customers home-delivered newspaper circulation of up to 40 million households in one weekend. The bags feature the customer's advertising with the option of a weather-resistant tear-off coupon. We also offer Targeted Solo Inserts which promote manufacturers' products in conjunction with specific retail locations.

     In 1999, Product Sampling and Advertising generated total revenue of $41.2 million, or 5.2% of net sales. The top ten customers accounted for approximately 50% of Product Sampling and Advertising sales during the year ended December 31, 1999, with two customers accounting for 27% of sales during the same period.

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

     ROP customers include primarily package goods manufacturers, pharmaceutical companies and their advertising and promotion agencies. Our total ROP sales were $24.3 million during the year ended December 31, 1999, or 3.1% of net sales. The top ten ROP customers accounted for 93% of the ROP sales during the same period.

Promotion Watch

     Promotion Watch offers a variety of promotion security consulting services, including the execution of chance promotions such as sweepstakes and contests. We help customers with the entire process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces, and conducting background investigations of winners.

INTERNET AND E-COMMERCE SERVICES

     E-Commerce represents a new customer channel for Valassis. This newly formed division is charged with growing e-commerce media sales, overseeing our online couponing joint venture and future Internet related products and services. During 1999, we purchased The Net's Best, which maintains a web site designed for Internet shoppers and produces a newspaper-delivered insert that is sold to companies that do business on the Internet.

     The Internet and E-Commerce Services division will be responsible for selling our unique "bundled" Internet advertising package, including our complete line-up of marketing solutions.

COMPETITION

     We compete in the cooperative FSI business principally with News America FSI, Inc., a company owned by The News Corporation Limited. This competitor has substantially greater financial resources than we do. We compete for business primarily on the basis of the following:

     -   customer service and sales relationships;
     -   price; and
     -   category availability.

     We also compete with in-store marketing and other forms of promotional strategies or coupon delivery, and may compete with any new technology or products in the sales promotion field.

     In the past, new competitors have tried to establish themselves in the FSI market. During such times, the number of FSI programs increased, which led to a meaningful decrease in the number of pages per FSI program. As a result, we experienced periods of intense price competition. These events had a material adverse effect on our financial performance.

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

     We compete with several newspaper network groups in the ROP market. As there is no significant capital investment associated with this business, other competitors could easily enter the ROP market. An increase in the number of ROP competitors could result in a loss of market share.

EMPLOYEES

     As of December 31, 1999, we had approximately 1,679 full-time employees:
391 of these employees are on our sales, sales operations and marketing staff; 1,080 are involved in manufacturing; 41 are on our management information systems staff; and 167 are involved with administration. None of our employees are represented by a labor union. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

SEGMENT REPORTING

     For segment financial information for the years 1999, 1998 and 1997, see the table titled "Results of Operations" presented on page 11 under "Management's Discussion & Analysis of Financial Condition & Results of Operations" and in Note 15 of the "Notes to Consolidated Financial Statements" on pages 37 and 38 under Item 8 "Financial Statements and Supplementary Data."


ITEM 2.  PROPERTIES

     Our principal executive offices are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Los Angeles (Seal Beach), Chicago (Schaumburg), Atlanta, Dallas, Minneapolis, Connecticut (Wilton), and various other localities.

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


ITEM 3.  LEGAL PROCEEDINGS

     In February 1999, the Company filed a lawsuit alleging that Arthur Andersen LLP repudiated a joint venture agreement with the Company relating to the development of its Customer Relationship Marketing (CRM) product. The lawsuit also named The News Corporation Limited and News America Incorporated as defendants.

     On February 9, 2000, by stipulation made in open court, followed by execution of a settlement agreement on February 29, 2000, the Company settled this litigation in the State of Michigan Circuit Court for the County of Wayne and related litigation in the form of a declaratory judgment action that Arthur Andersen had commenced against the Company in the State of Illinois Chancery Court for Cook County. The amount paid to the Company by Arthur Andersen LLP against the exchange of mutual releases and stipulations of dismissal with prejudice and without costs as to Arthur Andersen LLP and The News Corporation Limited and News America Incorporated is confidential under the terms of the stipulated settlement.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of the Company's common stock at December 31, 1999 was 235.

High and low stock prices and cash dividends during the twelve months ended December 31, 1999 and 1998 were:

                                                1999                                         1998
                              -----------------------------------------    -----------------------------------------

                                                             CASH                                         CASH
                                    SALES PRICE           DIVIDENDS              SALES PRICE           DIVIDENDS
QUARTER ENDED                    HIGH          LOW         DECLARED            HIGH         LOW         DECLARED
------------------------------------------------------------------------    -----------------------------------------
March 31                         $36.6667     $29.0417      $---               $27.3333    $21.6667       $---
June 30                           40.8125      33.5000       ---                27.4167     22.8333        ---
September 30                      46.5000      35.3125       ---                26.9167     20.0000        ---
December 31                       44.2500      36.6250       ---                34.4167     19.4167        ---


     Currently, the Company has no plans to pay cash dividends. In addition, should the Company change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash, as well as, subject to the restrictions described in Note 4 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands of dollars, except per share data)


                                                      YEAR ENDED
------------------------------------------------------------------------------------------------------------------------
                               DECEMBER 31        DECEMBER 31        DECEMBER 31        DECEMBER 31       DECEMBER 31
                                   1999              1998               1997               1996              1995
------------------------------------------------------------------------------------------------------------------------
Net sales and other
revenues                             $794,566           $741,383           $675,496           $659,108         $613,752

Earnings from continuing
operations before
extraordinary loss                    121,134             84,286             69,930             39,775           12,701

Total assets                          247,205            232,014            240,885            273,734          264,111

Long-term debt, less
current portion                       291,354            340,461            367,075            395,865          416,034

Earnings per share before
extraordinary loss, basic*               2.14               1.44               1.15                .62              .19

Net earnings per share,
basic                                    2.02               1.21               1.15                .62              .19

Net earnings
per share,
diluted                                  1.97               1.19               1.13                .62              .19

Cash dividends declared
per share                                 ---                ---                ---                ---              ---

Ratio of earnings
to fixed charges (1)                    7.98x              4.83x              3.92x              2.61x            1.67x

*The Company recorded a $6.9 million extraordinary loss (net of taxes) during the year ended December 31, 1999 and a $13.6 million extraordinary loss (net of taxes) during the year ended December 31, 1998, as a result of early retirement of a portion of its public debt.

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

     Paper represents approximately 41% of the cost of products sold for the Company's FSI business. In 1995 and 1996, the Company's paper prices experienced dramatic fluctuations, increasing nearly 70% in 1995, before returning in early 1997 to levels approximating those in 1994. Paper prices again increased in 1997 and the first half of 1998, although at a much lesser rate. Paper costs decreased during the second half of 1998 and throughout 1999.

     Valassis purchases coated groundwood No. 5 sheet from three primary suppliers. In 1998, Valassis entered into a three-year contract with one of these suppliers for the purchase of approximately 23% of its paper volume requirement. This contract limits the amount of increases or decreases (to approximately 10% in any twelve-month period) of the Company's cost of paper. Such cost is adjusted quarterly. In March 1999, the Company signed long-term contracts for an additional 52% of its paper requirements, which include pricing collars that help stabilize the Company's paper costs. The remainder of the Company's paper requirement is bought pursuant to contracts that are typically three to six months in duration. The Company maintains on average less than 30 days of paper inventory.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:


                                     YEAR ENDED                 YEAR ENDED                    YEAR ENDED
-------------------------------------------------------------------------------------------------------------------
                                      DEC. 31,                   DEC. 31,                      DEC. 31,
                                        1999                       1998                          1997
-------------------------------------------------------------------------------------------------------------------
                                               % OF                         % OF                      % OF
(DOLLAR AMOUNTS IN MILLIONS)     ACTUAL      REVENUES       ACTUAL        REVENUES        ACTUAL      REVENUES
-------------------------------------------------------------------------------------------------------------------
FSI sales                         $586.7         73.8%         $567.7         76.6%          $521.3          77.2%
VIP sales                          118.1          14.9          103.1          13.9            89.2           13.2
Targeted Marketing Services         69.0           8.7           48.4           6.5            41.0            6.1
Other sales                         20.8           2.6           22.2           3.0            24.0            3.5

-------------------------------------------------------------------------------------------------------------------
Revenues                           794.6         100.0          741.4         100.0           675.5          100.0
Cost of products sold              491.6          61.9          485.1          65.4           436.2           64.6

-------------------------------------------------------------------------------------------------------------------
Gross profit                       303.0          38.1          256.3          34.6           239.3           35.4
Selling, general and
 administrative expenses            83.1          10.5           77.2          10.4            77.4           11.4
Amortization of
 intangibles                         5.2            .7            8.1           1.1             8.6            1.3

-------------------------------------------------------------------------------------------------------------------
Operating earnings                 214.7          27.0          171.0          23.1           153.3           22.7
Interest expense                    26.0           3.3           34.5           4.7            38.3            5.7

-------------------------------------------------------------------------------------------------------------------

Earnings before
 income taxes and extra-
 ordinary loss                     188.7          23.7          136.5          18.4           115.0           17.0
Income taxes                        67.5           8.5           52.2           7.1            45.1            6.7

-------------------------------------------------------------------------------------------------------------------

Earnings before extra-
 ordinary loss                     121.1          15.2           84.3          11.3            69.9           10.3

Extraordinary loss (net
 of taxes)                           6.9            .9           13.6           1.8             ---            ---

-------------------------------------------------------------------------------------------------------------------

Net earnings                      $114.2         14.4%          $70.7          9.5%           $69.9          10.3%

===================================================================================================================

CALENDAR 1999 COMPARED TO CALENDAR 1998

Total revenues for 1999 increased 7.2% to $794.6 million from $741.4 million for 1998. This increase was partially a result of a 3.3% rise in FSI revenue from $567.7 million in 1998 to $586.7 million in 1999. The FSI revenue increase is attributable to overall industry page growth and moderate price increases. In addition, VIP experienced a 14.5% increase in sales in 1999 compared to 1998 as a result of increased demand. Targeted Marketing Services revenue rose 42.6% from $48.4 million in 1998 to $69.0 million in 1999. This growth is attributable to increased demand from core consumer package goods customers and greater demand from new customer categories such as automotive, e-commerce and telecommunications.

Gross margin increased from 34.6% in 1998 to 38.1% for 1999. This increase was due primarily to decreases in paper costs and media efficiencies gained by increased average page counts in our FSI booklets. As of March 1999, the Company had signed long-term contracts for 75% of its paper requirements, which include pricing collars that help stabilize the Company's paper costs. The Company expects average paper costs to remain flat to slightly down in 2000 versus 1999.

Selling, general and administrative expenses increased to $83.1 million in 1999. The Company's results for 1998 include a one-time charge of $6.0 million related to the early retirement of the Company's former CEO. Without this one-time charge, SG&A would have increased 16.7% during 1999, versus the prior year. This increase is primarily the result of costs associated with new business development and higher incentive based pay programs as a result of stronger sales and profits in 1999 as compared to 1998.

Interest expense was down for the year ended December 31, 1999 to $26.0 million from $34.5 million in 1998. The Company retired $114.0 million of its public debt in 1999 and $129.7 million of its public debt in 1998. During the fourth quarter of 1999, the Company repurchased on the open market approximately $114.0 million in aggregate principal amount of its 9.55 % Senior Notes due 2003 for $129.4 million. See Liquidity and Capital Resources for further information.

The effective tax rate was 35.8% for the year ended December 31, 1999, compared with 38.3% for the same period in 1998. The effective tax rate decrease is primarily the result of tax benefits associated with the writedown of our foreign investment associated with the Valassis of Canada direct mail merchandising division.

Earnings before extraordinary item for the year ended December 31, 1999 were up 43.7% to $121.1 million versus $84.3 million for last year. This earnings improvement was driven by growth across all of our business segments and gross margin improvements.

In connection with the buyback of the 9.55% Senior Notes due 2003 discussed above, the Company paid a premium in an amount equal to $10.8 million and wrote off $0.4 million of unamortized debt issuance costs. Accordingly, the Company incurred extraordinary charges of $6.9 million (net of tax) due to the early extinguishment of $114.0 million of debt in 1999.

CALENDAR 1998 COMPARED TO CALENDAR 1997

Total revenues for 1998 increased 9.8% to $741.4 million from $675.5 million for 1997. This increase was primarily as a result of an 8.9% rise in FSI revenue from $521.3 million in 1997 to $567.7 million in 1998. The FSI revenue increase is attributable to overall industry page growth, as well as slightly higher market share and moderate price increases. In addition, VIP experienced volume growth resulting in a 15.6% increase in sales during 1998. Also, Targeted Marketing Services revenue rose 18.0% in 1998 to $48.4 million, compared to $41.0 million for 1997, despite a decline in ROP advertising, due to a nearly 80% increase in sampling activity.

The favorable impact of increases in FSI page volume and higher pricing was offset by an increase in paper costs during 1998. However, the effect of paper price increases peaked in the third quarter of 1998. The Company experienced paper price decreases towards the end of 1998 and into 1999. Gross margin decreased from 35.4% in 1997 to 34.6% for 1998.

Selling, general and administrative expenses were flat at $77.2 million in 1998. The Company's results for 1998 include a one-time charge of $6.0 million related to the early retirement of the Company's former CEO, and the results for 1997 include a charge of $7.3 million for a one-time bonus paid to certain of the Company's executives, funded by Consolidated Press Holdings (CPH), the Company's former majority shareholder, upon the sale of its interest in the Company in the Company's secondary offering that was completed in July 1997. Without these one-time charges, SG&A would have increased 1.6% during 1998, versus the prior year.

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

The effective tax rate was 38.3% for the year ended December 31, 1998, compared with 39.2% for the same period in 1997. The effective tax rate decrease was the result of a portion of the special one-time charge during 1997, referred to above, being non-deductible.

Earnings before extraordinary item for the year ended December 31, 1998 were up 20.6% to $84.3 million versus $69.9 million for last year. This earnings improvement was primarily the result of increases in FSI page volume and higher pricing, offset in part by higher paper costs.

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

Cash and cash equivalents totaled $11.1 million at December 31, 1999, up $4.1 million from December 31, 1998. This was the result of cash provided by operating activities of $146.7 million, and cash used in investing activities and financing activities of $24.9 million and $117.7 million, respectively, in 1999.

Cash flow from operating activities increased to $146.7 million for the year ended December 31, 1999 from $87.9 million for the year ended December 31, 1998. The Company used this cash flow during 1999, in addition to amounts available under its credit facility, to repurchase $114.0 million of its public debt and $80.5 million of its common stock. In addition, during 1999 the Company used $10.6 million of its cash flow to fund strategic acquisitions and equity investments. For further details, see Note 13 of the "Notes to Consolidated Financial Statements" on page 36.

A portion of the Company's debt (which totaled $340.5 million as of December 31, 1998), in the amount of $107.7 million, was due on March 15, 1999. In November 1998, the Company replaced its previous credit facility with a $160.0 million Revolving Credit Facility which was increased to $230 million in 1999. The Company used borrowings under the Revolving Credit Facility to retire approximately $125.2 million in aggregate principal amount of its 9.55% Senior Notes due 2003 for $146.6 million. In January 1999, the Company issued $100 million of 6 5/8% Senior Notes due 2009. The Company used the net proceeds from such offering to retire the outstanding indebtedness under the Revolving Credit Facility. The Company borrowed additional amounts under the Revolving Credit Facility to pay the debt due in March 1999.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. As of December 31, 1999, the Company had authorization to repurchase additional 284,900 shares of its common stock under its existing share repurchase program. In January 2000, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to 5 million additional shares of its common stock.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

Capital expenditures were $14.3 million for the year ended December 31, 1999. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs at its three printing facilities and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

YEAR 2000 COMPLIANCE

We have completed our multi-faceted project plan regarding the Year 2000 issue. This plan covered both IT and non-IT systems and encompassed three areas: (1) program modifications; (2) implementing new financial software upgrades; and (3) testing readiness of vendors and customers.

We expected total costs related to implementation of the program modification plan and the financial software upgrade plan of approximately $700,000. To date, we have incurred approximately $431,000 in expenses related the Year 2000 project, and we do not anticipate any future costs. Such costs were expensed as incurred. To date, we have not experienced any significant operational problems related to the Year 2000 issue, and we do not anticipate any such problems in the future. This is a Year 2000 Readiness Disclosure Statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. All changes in the fair value of derivatives are recorded in earnings. This statement is effective January 1, 2001. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

BUSINESS OUTLOOK

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

-- Price and volume increases for the Company's principal product, the free-standing insert, are expected to result in a 4-6% increase in FSI revenue for 2000.

-- The average price of paper, which is a major cost factor in the Company's business, decreased in 1999. The average price of paper in 2000 is expected to be flat to slightly lower than the average in 1999.

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

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and December 31, 1998.

                                                                           THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------
THOUSANDS OF DOLLARS,
 EXCEPT PER SHARE DATA                                MAR. 31           JUNE 30           SEPT. 30          DEC. 31
-------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1999

Revenue                                                   $222,205          $194,999          $177,485          $199,877
Cost of products sold                                      138,421           122,345           108,233           122,594
Earnings, before extraordinary item                         33,891            28,503            26,055           32,685*
Earnings per common share, before
   extraordinary item, basic                                   .59               .50               .46               .59
Net earnings                                                33,891            28,503            25,955#           25,852#
Net earnings per common share, diluted                         .58               .49               .45               .45


                                                                            THREE MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------
THOUSANDS OF DOLLARS,
 EXCEPT PER SHARE DATA                                MAR. 31           JUNE 30           SEPT. 30          DEC. 31
-------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 1998

Revenue                                                   $205,683          $178,896          $167,103          $189,701
Cost of products sold                                      133,902           118,133           107,377           125,691
Earnings, before extraordinary item                         26,047            16,904            19,870            21,465
Earnings per common share, before
   extraordinary item, basic                                   .43               .29               .35               .37
Net earnings                                                26,047           16,904-            19,870             7,867#
Net earnings per common share, diluted                         .42               .29               .34               .14

* Earnings before extraordinary item include a one-time tax benefit of $4.4 million associated with the writedown of our foreign investment in Valassis of Canada direct mail merchandising division, and $1.7 million in close-down costs.
# Net earnings for the quarter ended December 31, 1998, September 30, 1999 and
  December 31, 1999 include an extraordinary loss (net of taxes) of $13.6 million, $0.1 million and $6.8 million, respectively, as a result of the early retirement of a portion of the Company's public debt.
- Net earnings for the quarter ended June 30, 1998 include a one-time charge of $3.7 million (net of taxes) related to the early retirement of the former CEO.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk from its long-term debt. A portion of the Company's debt is fixed rate, the remainder being a revolving credit facility at a variable rate. See Note 4 of the Notes to Consolidated Financial Statements for components of the Company's long-term debt.

The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to its variable debt. As of December 31, 1999, the analysis indicated that such market movements would not have a material effect on the Company's consolidated results of operations or on the fair value of its risk-sensitive financial instruments.

The Company does not have a material exposure to risks associated with foreign currency fluctuations related to our operations and does not use derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          VALASSIS COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,        DECEMBER 31,
(in thousands)                                                              1999                1998
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $11,089               $6,939
  Accounts receivable (less allowance for
      doubtful accounts of $1,386 at December 31,
      1999 and $1,354 at December 31, 1998)                                      94,105               95,430
  Inventories:
      Raw materials                                                              11,729               11,817
      Work in progress                                                           17,498               20,051
  Prepaid expenses and other                                                      5,969                5,817
  Deferred income taxes (Note 6)                                                  1,473                1,790
  Refundable income taxes                                                           448                1,215

------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            142,311              143,059

------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Land and buildings                                                             21,590               21,456
  Machinery and equipment                                                       121,956              114,912
  Office furniture and equipment                                                 21,909               20,143
  Automobiles                                                                     1,116                1,025
  Leasehold improvements                                                          1,166                1,022

------------------------------------------------------------------------------------------------------------
                                                                                167,737              158,558
  Less accumulated depreciation and amortization                               (114,926)            (112,200)
------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                52,811               46,358

------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS (NOTE 3):
      Goodwill                                                                   72,754               68,594
      Other intangibles                                                          85,387               85,387

------------------------------------------------------------------------------------------------------------
                                                                                 158,141              153,981
  Less accumulated amortization                                                 (118,050)           (112,806)

------------------------------------------------------------------------------------------------------------

NET INTANGIBLE ASSETS                                                            40,091               41,175
------------------------------------------------------------------------------------------------------------

EQUITY INVESTMENTS AND ADVANCES TO
    INVESTEES (NOTES 13 AND 14)                                                   9,580
OTHER ASSETS                                                                      2,412                1,422
------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $247,205             $232,014
============================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                     Consolidated Balance Sheets, Continued


                                                                            DECEMBER 31,             DECEMBER 31,
(in thousands, except share data)                                               1999                     1998
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                                 $77,683                  $69,064
      Accrued interest                                                                   3,645                    4,542
      Accrued expenses                                                                  30,503                   26,345
      Progress billings                                                                 57,733                   58,615
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                              169,564                  158,566
-----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT (NOTE 4)                                                                291,354                  340,461

Deferred income taxes (Note 6)                                                           1,871                    1,511

Commitments and contingencies (Notes 7 and 8)

STOCKHOLDERS' DEFICIT (NOTES 9, 10 AND 11):

      Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at December 31, 1999 and December 31, 1998.
      Common stock of $.01 par value. Authorized 100,000,000 shares; issued
          62,715,893 at December 31, 1999 and 62,854,360 at December 31, 1998;
          outstanding 56,128,478 at December 31, 1999 and 57,589,322 at
          December 31, 1998                                                                627                      629
      Additional paid-in capital                                                        76,898                   69,416
      Accumulated deficit                                                              (51,736)                (165,937)
      Foreign currency translations                                                       (478)                    (298)
      Treasury stock, at cost (6,587,415 shares at
          December 31, 1999 and 5,265,038 shares at
          December 31, 1998)                                                          (240,895)                (172,334)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                           (215,584)                (268,524)

-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $247,205                 $232,014
=======================================================================================================================



See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                       Consolidated Statements of Income


                                                                                          YEAR ENDED
--------------------------------------------------------------------------------------------------------------------
                                                                              Dec. 31,      Dec. 31,     Dec. 31,
(in thousands, except per share data)                                           1999          1998         1997
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Net sales                                                                     $793,860     $739,208     $672,622

   Other                                                                              706        2,175        2,874

--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                    794,566      741,383      675,496

--------------------------------------------------------------------------------------------------------------------
Costs and expenses:

   Cost of products sold                                                          491,593      485,103      436,174

   Selling, general and administrative                                             83,112       77,227       77,440

   Amortization of intangible assets                                                5,243        8,097        8,574

   Interest                                                                        25,968       34,450       38,312

   Minority interests                                                                 ---          (3)         (34)

--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                          605,916      604,874      560,466

--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary loss                               188,650      136,509      115,030

Income taxes (Note 6)                                                              67,516       52,223       45,100

--------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                                121,134       84,286       69,930

Extraordinary loss (net of tax benefit)                                             6,933       13,598          ---

--------------------------------------------------------------------------------------------------------------------


Net earnings                                                                     $114,201      $70,688      $69,930
====================================================================================================================

Earnings per common share before extraordinary loss, basic                          $2.14        $1.44        $1.15
====================================================================================================================
Earnings per common share before extraordinary loss, diluted                        $2.09        $1.42        $1.13
====================================================================================================================
Net earnings per common share, basic                                                $2.02        $1.21        $1.15
====================================================================================================================
Net earnings per common share, diluted                                              $1.97        $1.19        $1.13
====================================================================================================================



                                                                              19
See accompanying notes to consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                Consolidated Statements of Stockholders' Deficit

                                                  ADDITIONAL                                    FOREIGN           TOTAL
                                      COMMON        PAID-IN     ACCUMULATED      TREASURY       CURRENCY      STOCKHOLDERS'
(IN THOUSANDS)                          STOCK       CAPITAL       DEFICIT         STOCK       TRANSLATION        DEFICIT
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996               $434      $41,337      $(306,555)     $(21,550)          $(260)       $(286,594)

Net earnings                                                           69,930                                         69,930

Stock repurchase                                                                   (91,490)                         (91,490)

Exercise of stock options                     10       22,299                                                         22,309

Stock grants                                   1        1,500                                                          1,501

Foreign currency translation                                                                            114              114

Capital contribution                                    7,263                                                          7,263

----------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997                445       72,399       (236,625)     (113,040)           (146)        (276,967)

Net earnings                                                           70,688                                         70,688

Stock repurchase                                                                  (105,745)                        (105,745)

Exercise of stock options                     16       40,660                                                         40,676

Stock grants                                   1        2,975                                                          2,976

Foreign currency translation                                                                          (152)            (152)

----------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998                462      116,034       (165,937)     (218,785)           (298)        (268,524)

Net earnings                                                          114,201                                        114,201

Stock repurchase                                                                   (80,498)                         (80,498)

3-for-2 stock split                          165     (46,616)                        46,451

Exercise of stock options                               4,732                        11,937                           16,669

Stock grants                                            2,748                                                          2,748

Foreign currency translation                                                                          (180)            (180)

----------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999               $627      $76,898       $(51,736)    $(240,895)          $(478)       $(215,584)

============================================================================================================================

See accompanying notes to consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


(in thousands)                                                                              YEAR ENDED
----------------------------------------------------------------------------------------------------------------------
                                                                                DEC. 31,        DEC. 31,       DEC. 31,
                                                                                 1999            1998           1997
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                $114,201         $70,688       $69,930
   Adjustments to reconcile net earnings to net cash provided by operating activities:

      Depreciation                                                                7,660           7,622         6,798

      Amortization of intangibles and bond discount                               5,243           8,222         8,757

      Provision for losses on accounts receivable                                 1,867             900           900

      Stock-based compensation charge                                             2,194           2,714         1,378

      (Gain)/loss on sale of property, plant and equipment                          (55)             25          (157)

      Deferred income taxes                                                         677            (628)         (128)

      Minority interest                                                             ---              (9)         (489)

      Changes in assets and liabilities which increase (decrease) cash flow:

            Accounts receivable                                                    (542)        (14,649)       10,164

            Inventories                                                           2,641          (5,173)       (5,870)

            Prepaid expenses and other                                              433          (1,019)       (2,482)

            Other assets                                                         (4,071)            894         2,956

            Accounts payable                                                      8,619           9,838        (8,025)

            Accrued interest and expenses                                         3,261          (2,101)        2,487

            Income taxes                                                          5,499          10,242         3,264

            Progress billings                                                      (882)            376         1,005

---------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                                32,544          17,254        20,558

---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $146,745         $87,942       $90,488
=====================================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOW, CONTINUED



(in thousands)                                                                          YEAR ENDED
-------------------------------------------------------------------------------------------------------------------
                                                                            DEC. 31,       DEC. 31,       DEC. 31,
                                                                              1999           1998           1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                               $(14,261)      $(13,418)      $(13,023)
    Proceeds from sale of property, plant and equipment                           203            73             969
    Investments and acquisitions                                              (10,659)          (450)           ---
    Other                                                                        (210)          (152)           114

-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (24,927)       (13,947)       (11,940)

-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                                     11,937        29,991          17,149
    Purchase of treasury shares                                               (80,498)      (105,745)       (91,490)
    Repayment of long-term debt                                              (219,745)      (153,739)       (36,205)
    Borrowings of long-term debt                                               99,738       127,000             ---
    Capital contribution                                                          ---           ---           7,263
    Net borrowings under revolving line of credit                              70,900           ---             ---

-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                        (117,668)      (102,493)      (103,283)

-------------------------------------------------------------------------------------------------------------------
Net (decrease)/ increase in cash and cash equivalents                           4,150        (28,498)       (24,735)

Cash and cash equivalents at beginning of the year                              6,939        35,437          60,172

-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                  $11,089        $6,939         $35,437
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                    $26,865       $35,006         $39,280
    Cash paid during the year for  income taxes                               $56,625       $34,186         $47,124
    Non-cash financing activities:
      Stock issued under stock-based compensation plan                         $2,748        $2,976          $1,501




See accompanying notes to consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

Valassis Communications, Inc. (VCI or the Company) became a publicly-held company upon completion of its initial public offering on March 18, 1992. The Company operates in a single industry and principally produces free-standing inserts for customers in the package goods industry throughout the United States. No single customer accounted for more than 10 percent of the Company's sales during the years ended December 31, 1997, 1998, or 1999.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 1998 and 1997 have been reclassified to conform to current period classifications.

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

INVENTORIES

During the year ended December 31, 1998, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first in, first out (FIFO) method. The Company believes the change is preferable because the FIFO method better reflects the economic reality of its inventory management practices and provides a better matching of current costs with revenues.

The change in method of inventory costing has been applied retroactively. Due to debit balance LIFO reserves and corresponding lower-of-cost-or-market reserves, the change had no effect on the balance sheet at December 31, 1997 or the income statement for the year then ended.



ADVERTISING

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $1,369,000, $1,953,000
and $1,614,000, respectively.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost. Expenditures and improvements that add significantly to the productive capacity or extend the useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the estimated life of the related asset or the lease-term using the straight-line method. Property, plant and equipment are reviewed annually for impairment. The useful lives of the major classes of property, plant and equipment are as follows:

                           Class                       Range
               Buildings                            5 - 20 years
               Machinery and equipment              5 - 15 years
               Office furniture and fixtures        3 - 5 years
               Automobiles                          3 years
               Leasehold improvements               3 - 10 years

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 10 to 40 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as well as APB No. 17, "Intangible Assets," the carrying value of goodwill is reviewed if circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. As part of this review, the Company assesses the useful lives assigned to intangible assets. During 1999, as a result of this review, the lives of certain intangible assets (primarily goodwill and the Valassis name) associated with the purchase of the assets and FSI business of GFV Communications in December 1996 were changed from 20 years to 40 years. This change was deemed appropriate based on the continuing significance of the FSI business to Valassis. In 1999, the effect of this change was to increase earnings before income taxes and extraordinary item and net earnings by approximately $3.1 million and EPS by approximately $0.05 per share on a diluted basis. See Note 3 for further details.

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

COMPREHENSIVE INCOME

Foreign currency translation is the Company's only component of other comprehensive income and is not considered material to the Company's consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. All changes in the fair value of derivatives are recorded in earnings. This statement is effective January 1, 2001. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.


CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments (none at December 31, 1999 and December 31, 1998) with high credit quality financial institutions. The carrying value of the cash and temporary investments approximates fair value. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

The Company's debt is also a financial instrument with an excess of stated value over fair market value of $5.7 million at December 31, 1999, and an excess of fair market value over stated value of $21.6 million at December 31, 1998. See
Note 4 for additional fair value disclosure.

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

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  INTANGIBLE ASSETS

Intangible assets, which principally arose from the 1986 acquisition of specific net assets from GFV Communications, Inc., and its related affiliates, consist of the following:



                                                                                                              REMAINING
(dollars in thousands)                                                                                       AMORTIZABLE
                          ORIGINAL                                     UNAMORTIZED       UNAMORTIZED           LIFE IN
                         AMORTIZABLE                  INTANGIBLE         BALANCE AT       BALANCE AT          YEARS AT
INTANGIBLE ASSETS      LIFE IN YEARS               ASSETS, AT COST     DEC. 31, 1998    DEC. 31, 1999       DEC. 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
Goodwill                   20 - 40                   $ 72,754             $21,355          $24,705             20 - 27

The Valassis name
  and other                   40                       32,100              12,706           12,251               27

Pressroom operating
  systems                   13.375                     50,000               4,568              808                .375

Other                      10 - 40                      3,287               2,546            2,327              9 - 27

----------------------------------------------------------------------------------------------------------------------------------
                                                     $158,141             $41,175          $40,091
==================================================================================================================================

 (4)  LONG-TERM DEBT

Long-term debt is summarized as follows:


                                                                            DEC. 31,                  DEC. 31,
(in thousands)                                                                1999                      1998
----------------------------------------------------------------------------------------------------------------------------------
Revolving Credit Facility                                                   $173,900                 $103,000

8 7/8% Senior Notes due 1999                                                     ---                    6,149

9 3/8% Senior Subordinated Notes due 1999                                        ---                  101,546

9.55% Senior Notes due 2003                                                   17,767                  129,766

6 5/8% Senior Notes due 2009                                                  99,687

----------------------------------------------------------------------------------------------------------------------------------
                                                                             291,354                  340,461
Less current portion                                                            ----                     ----
----------------------------------------------------------------------------------------------------------------------------------
                                                                            $291,354                 $340,461
==================================================================================================================================


In January 1999, the Company issued $100 million of new public debt due 2009. The net proceeds from such offering were used to retire outstanding indebtedness under the Credit Facility. The Company borrowed additional amounts under the Credit Facility to refinance the debt that was due March 15, 1999. Minimum long-term debt maturities are approximately $18 million in 2003 and $100 million in 2009.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1998, the Company repurchased on the open market approximately $125.2 million in the aggregate principal amount of its 9.55% Senior Notes due 2003 for $146.6 million using approximately $70 million pursuant to its Revolving Credit Agreement, approximately $40.0 million under its then existing revolving line of credit and $36.6 million of cash. The Company incurred an extraordinary charge of $13.6 million (net of tax) due to this early retirement of debt.

During 1999, the Company repurchased on the open market approximately $114.0 million in the aggregate principal amount of its 9.55% Senior Notes due 2003 for $129.4 million. The Company incurred an extraordinary charge of $6.9 million (net of tax) due to this early retirement of debt.

CREDIT FACILITY

In November 1998, the Company replaced its revolving line of credit with a $160 million revolving credit facility pursuant to an agreement with Comerica Bank, Harris Trust and Savings Bank, and The Long-Term Credit Bank of Japan, Ltd. Chicago Branch (collectively, the "Banks") with Comerica acting as Agent for the Banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement was amended in August 1999 to increase the available credit to $230 million. The Revolving Credit Agreement matures in November 2001. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate. At December 31, 1999, there was $173.9 million outstanding under this facility.

The Revolving Credit Agreement requires the Company to meet certain financial covenants. At December 31, 1999, under the most restrictive covenant, VCI would have been able to declare a dividend up to $12.5 million. In addition, the Revolving Credit Agreement contains certain restrictive covenants that prescribe limits on VCI's ability to, among other things, create or incur additional indebtedness, make certain investments and other restricted payments, incur liens, purchase or redeem its capital stock, pay dividends and make other distributions, make acquisitions, engage in transactions with affiliates, enter into mergers or consolidations, liquidate, sell, lease, or otherwise transfer their business or property to another entity, engage in any business other than the business engaged in by VCI or substantially similar lines of business, and to enter into certain sales and leaseback transactions.

PUBLIC DEBT

The Company repaid its Senior Notes due on March 15, 1999, and Senior Subordinated Notes due March 15, 1999, issued under indentures dated March 15, 1992. At December 31, 1999, the Company's public debt consists of 9.55% Senior Notes due 2003 issued under an indenture dated November 15, 1994 and 6 5/8% Senior Notes due 2009 issued under an indenture dated January 12, 1999. The Senior Notes are general unsecured obligations of VCI and rank on parity in right of payment with all other Senior Indebtedness of VCI. Interest is payable on the 2003 Senior Notes semiannually on June 1 and December 1 of each year. Interest is payable on the 2009 Senior Notes semi-annually on January 15 and July 15 of each year.

The stated amount of the Company's public debt under the 9.55% Senior Notes due 2003 at December 31, 1999 is $17.8 million. The stated amount of the public debt under the 6 5/8% Senior Notes due 2009 at December 31, 1999 is $100 million.

Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The debt is traded in the over-the-counter market. At December 31, 1999, the estimated fair market value of the debt was $5.7 million under stated value. The debt had an estimated excess of fair market value over stated value of $21.6 million at December 31, 1998. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The public debt contains certain restrictive covenants similar to those described for the Revolving Credit Agreement.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  PROFIT SHARING AND BONUS PLANS

The Company has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

Expenses under the aforementioned plans were as follows:


                                                                      YEAR ENDED
----------------------------------------------------------------------------------------------------
                                                       DEC. 31,           DEC. 31,           DEC. 31,
(in thousands)                                           1999               1998               1997
----------------------------------------------------------------------------------------------------

Profit sharing plan                                     $4,262             $3,357             $3,556

Bonus plans for salaried,
  sales and hourly personnel                            11,190              7,674              7,809

Bonus plan for executives                                1,823              2,105              2,295


(6) INCOME TAXES

For financial reporting purposes, earnings before income taxes and extraordinary loss include the following components.


                                                                   YEAR ENDED
--------------------------------------------------------------------------------------------------
                                                 DEC. 31,           DEC. 31,           DEC. 31,
(in thousands)                                     1999               1998               1997
--------------------------------------------------------------------------------------------------
Pre-tax income (loss):
      United States                              $188,414           $136,722           $115,120
      Foreign                                         236               (213)               (90)

--------------------------------------------------------------------------------------------------
                                                 $188,650           $136,509           $115,030
==================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes have been charged to earnings before extraordinary loss as follows:


                                                                   YEAR ENDED
---------------------------------------------------------------------------------------------------
                                                 DEC. 31,           DEC. 31,           DEC. 31,
(in thousands)                                     1999               1998               1997
---------------------------------------------------------------------------------------------------
Federal:
      Current                                     $60,440            $48,442           $41,048
      Deferred (credit)/provision                     677               (628)             (128)

State and Local                                     6,399              4,409             4,180

===================================================================================================
                                                  $67,516            $52,223           $45,100
===================================================================================================

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes and extraordinary item as follows:



                                                                                  YEAR ENDED
--------------------------------------------------------------------------------------------------------
                                                                     DEC. 31,       DEC. 31,     DEC. 31,
(in thousands)                                                         1999           1998         1997
--------------------------------------------------------------------------------------------------------
Expected income tax expense                                           $66,028       $47,778      $40,261

Increase (decrease) in taxes resulting from:

   Tax effect of non-deductible foreign
    losses                                                                 83           (75)       (347)

   Tax effect of writedown in foreign investments                      (2,823)          ---          ---

    Amortization of intangibles                                           427         1,500        1,500

    State and local income taxes,
    net of federal benefit                                              4,159         2,866        2,717

    Other items, net                                                     (358)          154          969

--------------------------------------------------------------------------------------------------------
Actual income tax expense, before extraordinary item                  $67,516       $52,223      $45,100
========================================================================================================

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sources of deferred income taxes and effects of each were as follows:


                                                                   YEAR ENDED
----------------------------------------------------------------------------------------------
                                                 DEC. 31,          DEC. 31,           DEC. 31,
(in thousands)                                     1999              1998               1997
----------------------------------------------------------------------------------------------

Depreciation and amortization                      $96               $529              $(198)

Consulting agreement                               333             (1,297)               ---

Other items, net                                   248                140                 70

----------------------------------------------------------------------------------------------
                                                  $677              $(628)             $(128)
==============================================================================================

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                 DEC. 31,           DEC. 31,
(in thousands)                                                     1999               1998
----------------------------------------------------------------------------------------------
Long term deferred income tax liabilities (assets):

    Fixed assets                                                  $2,787            $2,570
    Intangible assets                                                 44               242
    Consulting agreement                                            (964)           (1,297)
    Other                                                              4                (4)

------------------------------------------------------------------------------------------

TOTAL LONG TERM DEFERRED INCOME TAX LIABILITIES                   $1,871            $1,511
==========================================================================================

Current deferred income tax assets:

    Inventory                                                       $629              $547
    Allowance for uncollectible accounts                             487               474
    Minority interest net operating loss carryforward                134               782
    Other - net                                                      357               769

------------------------------------------------------------------------------------------
CURRENT TOTAL DEFERRED INCOME TAX ASSETS                           1,607             2,572

Valuation allowance                                                 (134)             (782)

------------------------------------------------------------------------------------------

NET CURRENT DEFERRED INCOME TAX ASSETS                            $1,473            $1,790
==========================================================================================

The valuation allowance decreased from 1998 to 1999 as a result of tax benefits recognized due to the restructuring of the Canadian operations.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  COMMITMENTS

Total operating lease rentals, for various office space, charged to expense was $3.2 million, $3.6 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 1999 are as follows:


                  YEAR ENDING DECEMBER 31,                                             (IN THOUSANDS)
                  ----------------------------------------------------------------------------------
                  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,313
                  2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,104
                  2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,702
                  2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,407
                  2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,099
                  Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14,052
                  ----------------------------------------------------------------------------------
                                                                                             $27,677
                  ==================================================================================

On January 20, 1992 and February 11, 1992, VCI's Board of Directors approved employment agreements, which include non-compete clauses, for certain executives which became effective upon the public offering of its common stock. All such agreements have since been amended. Future commitments pursuant to such employment agreements are as follows:


                  (in thousands)
                  YEAR ENDED                         BASE SALARY                  MAXIMUM CASH BONUS
                  ----------------------------------------------------------------------------------
                  Dec. 31, 2000.....................    $1,990                           $1,990
                  Dec. 31, 2001.....................     1,735                            1,735
                  Dec. 31, 2002.....................       850                              600
                  Dec. 31, 2003.....................       600                              600
                  Dec. 31, 2004.....................       ---                              ---
                  Thereafter........................       ---                              ---

The Company's obligation to pay the maximum cash bonus is based on the Company attaining certain EPS targets. The Company also provides stock options to certain of its executives (See Note 9).

(8) CONTINGENCIES

In February 1999, the Company filed a lawsuit alleging that Arthur Andersen LLP repudiated a joint venture agreement with the Company relating to the development of its Customer Relationship Marketing (CRM) product. The lawsuit also named The News Corporation Limited and News America Incorporated as defendants.

On February 9, 2000, by stipulation made in open court, followed by execution of a settlement agreement on February 29, 2000, the Company settled this litigation in the State of Michigan Circuit Court for the County of Wayne and related litigation in the form of a declaratory judgment action that Arthur Andersen had commenced against the Company in the State of Illinois Chancery Court for Cook County. The amount paid to the Company by Arthur Andersen LLP against the exchange of mutual releases and stipulations of dismissal with prejudice and without costs as to Arthur Andersen LLP and The News Corporation Limited and News America Incorporated is confidential under the terms of the stipulated settlement. Such amount will be recorded in 2000.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)      STOCKHOLDERS' EQUITY

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

On September 1, 1999, the Board of Directors adopted a Stockholder Rights Agreement (the "Agreement"). Under the Agreement, the Board declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock. The dividend was paid on September 27, 1999 to the shareholders of record on September 15, 1999. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock.

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

Options granted under the Company's Amended and Restated 1992 Long-Term Incentive Plan, which authorized the issuance of a maximum of 10,655,922 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

At December 31, 1999, there were outstanding options among 1,446 participants for the purchase of 5,758,077 shares. At December 31, 1999, there were 308,320 shares available for grant.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following options to purchase the Company's common shares were outstanding under the Plan on December 31, 1999.



                              OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
---------------------------------------------------------------------------------       ----------------------------------
                                                 WEIGHTED-                                                     WEIGHTED-
                             OUTSTANDING         AVERAGE              WEIGHTED-            EXERCISABLE          AVERAGE
       RANGE OF                 AS OF          CONTRACTUAL             AVERAGE                AS OF            EXERCISE
    EXERCISE PRICES          12/31/1999           LIFE             EXERCISE PRICE          12/31/1999           PRICE
------------------------    --------------    --------------    -----------------       ---------------    ---------------
     $4.5501 -  $9.1000            15,750          3.9                   $6.5000                15,750            $6.5000
     $9.1001 - $13.6500           297,730          5.5                  $11.3333               203,778            $11.333
    $13.6501 - $18.2000           168,954          7.0                  $14.1895                80,316           $14.2035
    $18.2001 - $22.7500         3,371,103          7.1                  $21.4169             2,160,558           $21.4852
    $22.7501 - $27.3000             4,500          8.3                  $25.5417                 1,485           $25.5417
    $27.3001 - $31.8500            18,225          9.1                  $30.0687                     0            $0.0000
    $31.8501 - $36.4000         1,800,950          5.2                  $34.6395             1,125,000           $34.6667
    $36.4001 - $40.9500            61,365          9.5                  $37.7734                     0            $0.0000
    $40.9501 - $45.5000            19,500          9.6                  $42.3117                     0            $0.0000

                            --------------    --------------    -----------------       ---------------    ---------------
                                5,758,077          6.5                  $25.0539             3,586,887           $24.8156
                            ==============    ==============    =================       ===============    ===============

A summary of the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997, is as follows:


                                               YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                                        1999                                      1998
                                         ------------------------------------     -------------------------------------
                                                                WEIGHTED                                 WEIGHTED
                                                                AVERAGE                                  AVERAGE
                                                               PER SHARE                                PER SHARE
                                            SHARES           EXERCISE PRICE          SHARES           EXERCISE PRICE
                                         --------------     -----------------     --------------    -------------------

Outstanding at beginning of year             4,370,135           $19.97               3,917,770           $13.85
Granted                                      2,008,890           $34.77               2,866,275           $21.75
Exercised                                    (555,481)           $20.54             (2,396,457)           $12.18
Forfeited                                     (65,467)           $22.99                (17,453)           $13.81
                                         --------------                           --------------
Outstanding at end of year                   5,758,077           $25.05               4,370,135           $19.97
                                         ==============                           ==============
Options exercisable at year end              3,586,887           $24.82                 311,123           $11.43
                                         ==============                           ==============


                                                YEAR ENDED DECEMBER 31,
                                                         1997
                                         --------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE
                                                                PER SHARE
                                            SHARES            EXERCISE PRICE
                                         --------------     -------------------

Outstanding at beginning of year             4,193,298            $11.19
Granted                                      1,293,579            $19.11
Exercised                                  (1,552,817)            $11.07
Forfeited                                     (16,290)            $12.73
                                         --------------
Outstanding at end of year                   3,917,770            $13.85
                                         ==============
Options exercisable at year end              2,295,927            $11.25
                                         ==============

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 34%, 34% and 36%, weighted-average risk-free interest rates of 5.0%, 4.80% and 5.60%, and weighted-average expected lives of 5.7, 5.0 and 5.8 years.

No options were granted at greater than market value in 1999, 1998 and 1997. The weighted average per share fair value of options granted at market value was $14.21 in 1999, $12.42 in 1998 and $12.66 in 1997. The weighted average exercise price of options granted in 1999, 1998 and 1997 was $34.77, $21.75 and $19.11,
respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share follows (in thousands except for earnings per share information):


                                    1999            1998              1997
                                 -----------     -----------       ----------
Pro forma net earnings              $94,549         $66,604          $68,872

Pro forma earnings
  per share, basic                    $1.67           $1.71            $1.69

Pro forma earnings per
  share, diluted                      $1.63           $1.68            $1.67


The pro forma effects in 1999, 1998 and 1997 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(10) STOCK COMPENSATION PLANS

The following summarizes the Company's stock compensation plans:

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of or as a supplement to a cash raise, to non-employee, non-affiliated directors as a portion of their fee, and to participants in the Employee Stock Purchase Plan as described in the following paragraph. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its then Chief Operating Officer, Alan F. Schultz, 11,250 shares of restricted stock have been issued to Mr. Schultz annually in January 1996, 1997 and 1998, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over the vesting period. Such pre-tax expense was approximately $94,000, $196,000 and $207,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, several executives received restricted stock grants totaling 39,000 shares and 34,500 shares in 1998 and 1997, respectively, vesting over a three-year period.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The related expense is recognized over the vesting period and was approximately $483,000, $694,000 and $373,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Also during 1999, 1998 and 1997, a portion of the total payments to the outside directors, was paid in restricted stock from this plan, with a total value of approximately $124,500, $95,000 and $83,000, respectively.

Employee Stock Purchase Plan

All full-time employees are eligible to participate in VCI's Employee Stock Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributed on behalf of each participant 25% of the participant's contributions during the year. During 1997, the Company's contribution was made in the form of restricted stock with a one-year transfer restriction. In 1998 and 1999, the Company purchased shares on the open market to fund the match. The value of the Company's stock contributed by the Company and expensed totaled approximately $172,000, $302,000 and $204,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executive officers. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to a previous employment agreement between the Company and David A. Brandon, the Company's former President and Chief Executive Officer, Mr. Brandon received 67,500 shares of restricted stock in 1998 and 45,000 shares in 1997. Compensation expense was recognized over the vesting period and was dependent on the market value of stock at the end of each quarter. Pursuant to an employment agreement between the Company and its then Chief Operating Officer, Alan F. Schultz, 11,250 shares of restricted stock were issued to Mr. Schultz in 1999. This grant vests from the date of grant over a three-year period. In addition, several executives received restricted stock grants totaling 46,500 shares in 1999. The related expense is recognized over the vesting period. Pre-tax compensation expense related to the plan for year ended December 31, 1999, 1998 and 1997 was approximately $.6 million, $1.1 million and $.9 million, respectively.

401(k) Plan

The Company's 401(k) Plan includes a 25% match, payable in VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year. The expense related to this plan for the year ended December 31, 1999, 1998 and 1997 was approximately $230,000, $160,000 and
$148,000, respectively.

(11) DIVIDENDS

On June 21, 1993, the Company suspended its policy of paying quarterly cash dividends. In addition, the payment of future dividends is subject to the restrictions described in Note 4.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) DISPOSALS

The Company discontinued operations of its joint venture, Valassis de Mexico and exited this business during the first quarter of 1997. The effect on earnings of the disposal of this business was immaterial. In addition, the Company discontinued operations in the second quarter of 1997 of Valassis France, the effect of which was also not material.

The Company discontinued the direct mail merchandising division of Valassis of Canada in the fourth quarter of 1999. Costs associated with the discontinuance of this division totaled $1.7 million in 1999. The Company received a special one-time tax benefit of $4.4 million associated with the write-down of our foreign investment in Valassis of Canada as a result of this discontinuation.

 (13) ACQUISITIONS AND INVESTMENTS

On October 14, 1999, the Company acquired 100% of the outstanding membership interests of The Net's Best LLC ("Net's Best") for $3.9 million, net of cash acquired. Net's Best maintains a web site designed for Internet shoppers and produces a newspaper delivered free-standing insert (FSI) that is sold to companies that do business on the Internet. The acquisition of Net's Best was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for Net's Best have been included in the 1999 consolidated financial statements since the date of acquisition. Cost in excess of net assets acquired is amortized in a straight-line basis over 20 years. The Purchase Agreement also contains additional payments contingent on the future earnings performance of Net's Best. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the acquisition and amortized over the remaining life of the assets.

In addition, during 1999 the company made several strategic equity investments. Through two investments in January and April 1999, the Company purchased approximately 50% of Save.com, an Internet coupon joint venture. In September 1999, the Company purchased approximately 54% of Independent Delivery Services, Inc., a provider of on-line grocery shopping solutions. Finally, in October 1999, the Company purchased approximately 30% of Relationship Marketing Group, Inc., a company providing targeted direct mail solutions to the retail grocery and consumer packaged goods industries. These equity investments totaled approximately $6.5 million during the year ended December 31, 1999.

(14) RELATED PARTY TRANSACTIONS

The Company owns approximately 50% of Save.com. The Company has a note receivable from Save.com due July 2002. The note bears interest at 10% annually. At December 31, 1999, the balance of the note receivable was $4.5 million. The investment in Save.com and the note receivable are included in equity investments and advances to investees in the accompanying consolidated balance sheet.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) SEGMENT REPORTING

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


                                                                          YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------------
(IN MILLIONS)                                             FSI             VIP           ALL OTHERS*         TOTALS
                                                      ------------     -----------    ----------------    ------------
1999
----
Revenues from external customers                           $585.4          $118.1               $90.9          $794.4
Intersegment revenue                                          6.1             ---                 ---             6.1
Depreciation / amortization                                  11.0             1.8                  .1            12.9
Segment profit                                              161.8            12.2                14.5           188.5

1998
----
Revenues from external customers                            567.7           103.1                69.4           740.2
Intersegment revenue                                          4.4             ---                 ---             4.4
Depreciation / amortization                                  13.2             2.2                  .3            15.7
Segment profit                                              121.5             9.0                 4.8           135.3

1997
----
Revenues from external customers                            521.3            89.2                62.7           673.2
Intersegment revenue                                           .6             ---                 ---              .6
Depreciation / amortization                                  12.6             2.1                  .7            15.4
Segment profit                                               99.8             9.8                 3.1           112.7

* Segments below the quantitative thresholds are primarily attributable to two divisions of the Company. Those divisions are Targeted Marketing Services which includes a product sampling business, a run-of-press business, and a promotion security service, and Valassis of Canada, a sales promotion business in Canada. These segments have not met any of the quantitative thresholds for determining reportable segments.

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reconciliations to consolidated financial statement totals are as follows:


                                                                 YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                           1999            1998           1997
                                                        ------------    -----------    ------------
Revenues for reportable segments                             $703.5         $670.8          $610.5
Revenues for other segments                                    90.9           69.4            62.7
Interest income                                                  .2            1.2             2.3
                                                        ------------    -----------    ------------

Total consolidated revenues                                  $794.6         $741.4          $675.5
                                                        ============    ===========    ============

Profit for reportable segments                               $174.0         $130.5          $109.6
Profit for other segments                                      14.5            4.8             3.1
Unallocated amounts:
    Interest income                                              .2            1.2             2.3
                                                        ------------    -----------    ------------

Earnings before taxes                                        $188.7         $136.5          $115.0
                                                        ============    ===========    ============



Domestic and foreign revenues for each of the three years ended December 31 were as follows:


                                                         1999             1998           1997
                                                      ------------     -----------    ------------
United States                                              $774.0          $721.1          $657.2
Canada                                                       20.6            20.3            18.3
                                                      ------------     -----------    ------------

                                                           $794.6          $741.4          $675.5
                                                      ============     ===========    ============

                          VALASSIS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                               1999              1998            1997
                                                                              (in thousands except for share amounts)

Net earnings                                                                  $114,201           $70,688        $69,930
                                                                         ==============================================

Basic EPS:
   Weighted average common shares outstanding                                   56,628            58,532         61,037
                                                                         ==============================================

Earnings (loss) per common share - basic
   Before extraordinary item                                                     $2.14             $1.44          $1.15
   Extraordinary item                                                           (0.12)            (0.23)            ---
                                                                         ----------------------------------------------

   Total                                                                         $2.02             $1.21          $1.15
                                                                         ==============================================

Diluted EPS:
   Weighted average common shares outstanding                                   56,628            58,532         61,037
   Shares issued on exercise of dilutive options                                 6,301             4,998          3,906
   Shares purchased with proceeds of options                                   (4,918)           (4,233)        (3,003)
   Shares contingently issuable                                                     73                12             23
                                                                         ==============================================
   Shares applicable to diluted earnings                                        58,084            59,309         61,963
                                                                         ==============================================

Earnings (loss) per common share - diluted
   Before extraordinary item                                                     $2.09             $1.42          $1.13
   Extraordinary item                                                           (0.12)            (0.23)            ---
                                                                         ----------------------------------------------

   Net earnings per common share, diluted                                        $1.97             $1.19          $1.13
                                                                         ==============================================


Unexercised employee stock options to purchase 4,500 and 1,057,500 shares of the Company's common stock as of December 31, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods. Subsequent to December 31, 1999, the Company has repurchased approximately 785,000 of its common shares.

         INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of Valassis Communications, Inc.

         We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the "Company") at December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



         DELOITTE & TOUCHE LLP

         Detroit, Michigan
         February 9, 2000
         (February 29, 2000 as to Note 8)

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

       1. Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

             Consolidated Balance Sheets as of December 31, 1999 and 1998.

             Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

             Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1999, 1998 and 1997.

             Consolidated statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

             Notes to Consolidated Financial Statements

             Independent Auditors' Reports

       2. Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the year ended December 31, 1999, 1998 and 1997.


             Schedule                                                                     Page
             --------                                                                     ----
             II             Valuation and Qualifying Accounts  ........................... S-2

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

   (b) Reports on Form 8-K.

       No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.


By: /s/ Alan F. Schultz                              March 14, 2000
    -------------------                              ----------------
    Alan F. Schultz                                       Date
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                                      Title                                    Date
--------------------------------                 -------------------------------------          ---------------
/s/Alan F. Schultz                               Chairman of the Board of Directors,             March 14, 2000
-------------------------------                  President and Chief Executive Officer           --------------
  Alan F. Schultz                                (Principal Executive Officer)



/s/Richard N. Anderson                           Director                                        March 14, 2000
-------------------------------                                                                  --------------
 Richard N. Anderson

/s/Patrick F. Brennan                            Director                                        March 14, 2000
-------------------------------                                                                  --------------
  Patrick F. Brennan

/s/Seth Goldstein                                Director                                        March 14, 2000
-------------------------------                                                                  --------------
  Seth Goldstein

/s/Brian J. Husselbee                            Director                                        March 14, 2000
-------------------------------                                                                  --------------
  Brian J. Husselbee

/s/Joseph E. Laird, Jr.                          Director                                        March 14, 2000
-------------------------------                                                                  --------------
  Joseph E. Laird, Jr.

/s/Robert L. Recchia                             Chief Financial Officer and Director            March 14, 2000
-------------------------------                  (Principal Financial and                        --------------
   Robert L. Recchia                             Accounting Officer)



/s/Marcella A. Sampson                           Director                                        March 14, 2000
-------------------------------                                                                  --------------
  Marcella A. Sampson

/s/Faith Whittlesey                              Director                                        March 14, 2000
-------------------------------                                                                  --------------
  Faith Whittlesey

                                   Schedule II


                          VALASSIS COMMUNICATIONS, INC.


                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)




                                                                        CHARGED TO                           BALANCE
                                                      BALANCE AT        COSTS AND                              AT
                                                       BEGINNING         EXPENSES         DEDUCTIONS         END OF
                  DESCRIPTION                          OF PERIOD                              (1)            PERIOD
-------------------------------------------------    --------------    -------------     --------------    ------------
Allowance for doubtful
  accounts (deducted from
  accounts receivable):
      Year Ended December 31, 1999.........                  $1,354           $1,464             $1,432          $1,386
      Year Ended December 31, 1998.........                   1,171              900                717           1,354
      Year Ended December 31, 1997.........                     684              900                413           1,171


   (1)  Accounts deemed to be uncollectible.




















                                       S-2

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

3.2(a)      Amended and Restated By-laws of Valassis Communications, Inc.
            (incorporated by reference to Exhibit 3 (ii) to the Company's Form
            10-Q for the period ended March 31, 1999).

4.1         Indenture between Valassis Communications, Inc. and The Bank of New
            York, as trustee, relating to the 9.55% Senior Notes due 2003
            (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the transition period July 1, 1994 to December 31, 1994)

4.1(a)      First Supplemental Indenture dated as of January 6, 2000.

4.2 Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due
            2009 (incorporated by reference to Exhibit 4.1 to the Company's
            Registration Statement No. 333-75041)

4.2(a) First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to the Company's Registration
            Statement No. 333-75041)

4.4         Certificate of Designations of Preferred Stock of Valassis
            Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607
            (incorporated by reference to Exhibit (4) to the Company's Form 8-K filed on September 23, 1999)

10.1        Credit Agreement dated as of November 16, 1998 (the "Credit
            Facility"), among Valassis Communications, Inc., the institutions named therein as issuing banks, and Comerica Bank, as Agent
            (incorporated by reference to Exhibit 10.1 to the Company's 1998
            Form 10-K)

10.1(a)     Amendment No. 1 to the Credit Facility, dated as of November 25,
            1998 (incorporated by reference to Exhibit 10.1(a) to the Company's
            1998 Form 10-K)

10.1(b) Amendment No. 2 to the Credit Agreement by and among the Company and a group of banks for which Comerica Bank is acting as administrative agent dated as of August 19, 1999 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q filed on November 12, 1999)

10.3*       Employment Agreement, dated January 20, 1992 among Robert L.
            Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement
            No. 33-45189)

10.3(a)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to the Company's 1995 Form 10-K)


10.3(b)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to the Company's 1996 Form 10-K)

10.3(c)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to the Company's 1998 Form 10-K)

10.3(d)*    Amendment to Employment Agreement of Robert L. Recchia dated
            December 23, 1999.

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

10.4(c)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to the Company's 1998 Form 10-K)

10.4(d)     Amendment to Employment Agreement of Barry P. Hoffman dated December
            16, 1999.

10.5*       Employment Agreement of Richard P. Herpich dated as of January 17,
            1994 (incorporated by reference to Exhibit 10.5* to the Company's
            1998 Form 10.K)

10.5(a)*    Amendment to Employment Agreement of Richard P. Herpich dated June
            30, 1994 (incorporated by reference to Exhibit 10.5(a)* to the Company's 1998 Form 10-K)

10.5(b)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreements of Richard P. Herpich dated December 19, 1995
            (incorporated by reference to Exhibit 10.5(b)* to the Company's 1998
            Form 10-K)

10.5(c)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreements of Richard P. Herpich dated February 18, 1997
            (incorporated by reference to Exhibit 10.5(c)* to the Company's 1998
            Form 10-K)

10.5(d)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreements of Richard P. Herpich dated December 30, 1997
            (incorporated by reference to Exhibit 10.5(d)* to the Company's 1998
            Form 10-K)

10.5(e)*    Amendment to Employment Agreement and Non Qualified Stock Option
            Agreements of Richard P. Herpich dated December 15, 1998
            (incorporated by reference to Exhibit 10.5(e)* to the Company's 1998
            Form 10-K)

10.5(f)     Amendment to Employment Agreement of Richard P. Herpich dated
            January 4, 2000.

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

10.10*      Employment Agreement among Richard N. Anderson, Valassis
            Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement
            No. 33-45189)

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

10.10(c)*   Amendment to Employment Agreement and Non Qualified Stock Option
            Agreement of Richard N. Anderson dated December 11, 1998
            (incorporated by reference to Exhibit 10.10(c)* to the Company's
            1998 Form 10-K)

10.10(d)    Amendment to Employment Agreement of Richard N. Anderson dated
            December 22, 1999.

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

10.11(d)    Amendment to Employment Agreement of Alan F. Schultz dated December
            16, 1999.

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

10.17 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April
            25, 1996)

10.18 Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 25, 1996)

10.22       Valassis Communications, Inc. Amended and Restated 1992 Long-Term
            Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's 1998 Form 10-K)

12.1        Statements of Computation of Ratios

21.1        Subsidiaries of Valassis Communications, Inc.

23.1        Consent of Independent Auditors

27.1        Financial Data Schedule for the Year Ended December 31, 1999

99          Rights Agreement dated as of September 1, 1999 by and between the
            Company and the Bank of New York (incorporated by reference to
            Exhibit 99.1 to the Company's Form 8-A 12B/A filed on November 8,
            1999)


*Constitutes a management contract or compensatory plan or arrangement.