Form 10-Q
period 2000-03-31
VALASSIS COMMUNICATIONS INC
filed 2000-05-12
CIK 883293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------

(Mark One)

    X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----      Exchange Act of 1934

             For the Quarterly Period Ended March 31, 2000

             Transition Report pursuant to Section 13 or 15(d) of the Securities
  -----      Exchange Act of 1934

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

As of May 8, 2000, there were 54,783,316 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                MARCH 31,     DECEMBER 31,
ASSETS                                                            2000           1999
                                                              -----------     ------------
                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                  $   7,684       $  11,089
   Accounts receivable (less allowance for doubtful
      accounts of $1,468 at March 31, 2000 and $1,386 at
      December 31, 1999)                                        106,011          94,105
   Inventories:
      Raw materials                                              14,171          11,729
      Work in progress                                           13,962          17,498
   Prepaid expenses and other                                     5,710           5,969
   Deferred income taxes                                          1,473           1,473
   Refundable income taxes                                          ---             448
                                                              ---------       ---------

                          Total current assets                  149,011         142,311
                                                              ---------       ---------

Property, plant and equipment, at cost:
   Land and buildings                                            21,590          21,590
   Machinery and equipment                                      122,278         121,956
   Office furniture and equipment                                23,065          21,909
   Automobiles                                                    1,041           1,116
   Leasehold improvements                                         1,122           1,166
                                                              ---------       ---------
                                                                169,096         167,737

   Less accumulated depreciation and amortization              (116,538)       (114,926)
                                                              ---------       ---------

                   Net property, plant and equipment             52,558          52,811
                                                              ---------       ---------

Intangible assets:
   Goodwill                                                      72,754          72,754
   Other intangibles                                             85,387          85,387
                                                              ---------       ---------
                                                                158,141         158,141

   Less accumulated amortization                               (118,901)       (118,050)
                                                              ---------       ---------

                         Net intangible assets                   39,240          40,091
                                                              ---------       ---------

Equity investments and advances to investees                      9,130           9,580

Other assets                                                      2,226           2,412
                                                              ---------       ---------

                              Total assets                    $ 252,165       $ 247,205
                                                              =========       =========

                          VALASSIS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 31,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  2000           1999
                                                                                   ------------    ------------
                                                                                    (unaudited)      (note)
Current liabilities:
   Accounts payable                                                                $  66,643       $  77,683
   Accrued interest                                                                    2,286           3,645
   Accrued expenses                                                                   16,640          30,503
   Progress billings                                                                  54,873          57,733
   Income taxes payable                                                               29,252             ---
                                                                                   ---------       ---------

                             Total current liabilities                               169,694         169,564
                                                                                   ---------       ---------

Long-term debt                                                                       268,163         291,354
Deferred income taxes                                                                  1,871           1,871

Commitments and contingencies

Stockholders' deficit:
   Preferred stock of $.01 par value. Authorized 25,000,000 Shares; no shares issued or outstanding at March 31, 2000 and December 31, 1999
   Common stock of $.01 par value. Authorized 100,000,000                                628             627
      shares; issued 62,843,113 at March 31, 2000 and 62,715,893 at December 31, 1999; outstanding 55,487,193 at
      March 31, 2000 and 56,128,478 at December 31, 1999
   Additional paid-in capital                                                         79,903          76,898
   Retained earnings (accumulated deficit)                                             1,675         (51,736)
   Foreign currency translations                                                        (487)           (478)
   Treasury stock, at cost (7,355,920 shares at March 31, 2000 and
      6,587,415 shares at December 31, 1999)                                        (269,282)       (240,895)
                                                                                   ---------       ---------

                             Total stockholders' deficit                            (187,563)       (215,584)
                                                                                   ---------       ---------

                             Total liabilities and stockholders' deficit           $ 252,165       $ 247,205
                                                                                   =========       =========


NOTE: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                      QUARTER ENDED
                                                                MARCH 31,        MARCH 31,
                                                                  2000             1999
                                                               -----------      -----------
Revenues:
   Net sales                                                   $   212,271      $   222,009
   Other (primarily legal settlement in 2000, see Note 2)           26,766              196
                                                               -----------      -----------

   Total revenues                                                  239,037          222,205
                                                               -----------      -----------

Costs and expenses:
   Cost of products sold                                           128,838          138,421
   Selling, general and administrative                              18,274           19,737
   Loss on investments                                                 664              466
   Amortization of intangible assets                                   865            1,299
   Interest                                                          5,285            7,391
                                                               -----------      -----------

   Total costs and expenses                                        153,926          167,314
                                                               -----------      -----------

                   Earnings before income taxes                     85,111           54,891

   Income taxes                                                     31,700           21,000
                                                               -----------      -----------

                   Net earnings                                $    53,411      $    33,891
                                                               ===========      ===========

Net earnings per common share, basic                           $       .96      $       .59
                                                               ===========      ===========

Net earnings per common share, diluted                         $       .94      $       .58
                                                               ===========      ===========

Shares used in computing net earnings per share, basic          55,663,375       57,118,800
                                                               ===========      ===========

Shares used in computing net earnings per share, diluted        56,677,396       58,244,948
                                                               ===========      ===========



See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  QUARTER ENDED
                                                                                            -------------------------
                                                                                            MARCH 31,       MARCH 31,
                                                                                              2000             1999
                                                                                            ---------       ---------
Cash flows from operating activities:
   Net earnings                                                                             $  53,411       $  33,891
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                            2,774           3,304
       Provision for losses on accounts receivable                                                 83             225
       Gain on sale of property, plant and equipment                                              (42)            (65)
       Stock-based compensation charge                                                          2,520             823
       Changes in assets and liabilities which increase (decrease) cash flow:
              Accounts receivable                                                             (11,989)         (7,984)
              Inventories                                                                       1,094           8,602
              Prepaid expenses and other                                                          550           1,013
              Other assets                                                                        636            (176)
              Accounts payable                                                                (11,040)            874
              Accrued expenses and interest                                                   (15,222)         (4,331)
              Income taxes                                                                     29,895          20,440
              Progress billings                                                                (2,860)         (9,149)
                                                                                            ---------       ---------
                             Total adjustments                                                 (3,601)         13,576
                                                                                            ---------       ---------

      Net cash provided by operating activities                                                49,810          47,467
                                                                                            ---------       ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                                  (1,692)         (1,864)
   Investments and acquisitions                                                                   ---          (1,000)
   Proceeds from sale of property, plant and equipment                                             64             110
   Other                                                                                           (9)             16
                                                                                            ---------       ---------
      Net cash used in investing activities                                                    (1,637)         (2,738)
                                                                                            ---------       ---------

Cash flows from financing activities:
   Repayment of long-term debt                                                                 (1,991)       (108,380)
   Borrowings of long-term debt                                                                   ---         100,348
   Net payments under revolving line of credit                                                (21,200)        (13,000)
   Repurchase of common stock                                                                 (29,098)        (21,441)
   Proceeds from the issuance of common stock                                                     711             375
                                                                                            ---------       ---------
      Net cash used in financing activities                                                   (51,578)        (42,098)
                                                                                                            ---------
                                                                                                            ---------

Net increase/(decrease) in cash                                                                (3,405)          2,631
Cash at beginning of period                                                                    11,089           6,939
                                                                                            ---------       ---------

Cash at end of period                                                                       $   7,684       $   9,570
                                                                                            =========       =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                 $   6,644       $   6,057
   Cash paid during the period for income taxes                                             $   2,253       $     560
   Non-cash financing activities:
      Stock issued under stock-based compensation plan                                      $   2,811       $   2,169

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements

1.      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts for 1999 have been reclassified to conform to current period classifications.

2.       CONTINGENCIES

         In February 1999, the Company filed a lawsuit alleging that Arthur Andersen LLP repudiated a joint venture agreement with the Company relating to the development of its Customer Relationship Marketing (CRM) product. The lawsuit also named The News Corporation Limited and News America Incorporated as defendants.

         On February 9, 2000, by stipulation made in open court, followed by execution of a settlement agreement on February 29, 2000, the Company settled this litigation in the State of Michigan circuit court for the County of Wayne and related litigation in the form of a declaratory judgment action that Arthur Andersen had commenced against the Company in the State of Illinois Chancery Court for Cook County. The amount paid to the Company by Arthur Andersen LLP against the exchange of mutual releases and stipulations of dismissal with prejudice and without costs as to Arthur Andersen LLP and The News Corporation Limited and News America Incorporated is confidential under the terms of the stipulated settlement. The proceeds of the settlement are included in other revenues in the accompanying condensed consolidated statement of income for the quarter ended March 31, 2000.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.       SHARE REPURCHASE

         The Company recently entered into a forward share repurchase agreement with a financial institution allowing the Company to acquire approximately 1.7 million shares of its common stock at a price of $29.72 per share, plus interest. The purchase of 0.7 million shares settled on April 3, 2000. The purchase of the remaining 1 million shares settle on July 3, 2000 and October 2, 2000 in 0.5 million share increments. The agreement expires on October 2, 2000.

4.      SEGMENT REPORTING

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

(IN MILLIONS)                                                      THREE MONTHS ENDED MARCH 31
                                                ----------------------------------------------------------------
                                                    FSI               VIP          ALL OTHERS*           TOTAL
                                                ----------         ---------     --------------       ----------
       2000
Revenues from external customers                $    164.2         $    34.1     $         14.0       $    212.3
Intersegment revenues                                  ---               ---                ---              ---
Depreciation/amortization                              2.3               0.5                ---              2.8
Segment profit                                        51.3               4.5                2.6             58.4

       1999
Revenues from external customers                $    167.7         $    34.0     $         20.3       $    222.0
Intersegment revenues                                  2.2               ---                ---              2.2
Depreciation/amortization                              2.8               0.5                ---              3.3
Segment profit                                        50.9               3.1                0.7             54.7


* Segments below the quantitative thresholds are primarily attributable to two divisions of the Company. Those divisions are Targeted Marketing Services which includes a product sampling and advertising business, a run-of-press business, and a promotion security service, and Valassis of Canada, a sales promotion business in Canada. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:


                                                   2000            1999
                                                ----------      ----------
Profit for reportable segments                  $     55.8      $     54.0
Profit for other segments                              2.6             0.7
Unallocated amounts:
   Interest income                                     0.2             0.2
  Other income                                        26.5             ---
                                                ----------      ----------
Earnings before taxes                           $     85.1      $     54.9
                                                ==========      ==========


Domestic and foreign revenues for each of the three-month periods ended March 31 were as follows:

                                                   2000            1999
                                                ----------      ----------
United States                                   $    237.6      $    216.4
Canada                                                 1.4             5.8
                                                ----------      ----------
Total                                               $239.0      $    222.2
                                                ==========      ==========

5.      Earnings Per Share

Earnings per common share ("EPS") data were computed as follows:


                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         -----------------------
                                                                           2000           1999
                                                                         --------       --------
                                                                        (in thousands except for
                                                                           per share amounts)
Net Earnings                                                             $ 53,411       $ 33,891
                                                                         ========       ========

Basic EPS:
  Weighted average common shares outstanding                               55,663         57,119
                                                                         ========       ========

Earnings per common share - basic                                        $   0.96       $   0.59
                                                                         ========       ========

Diluted EPS:
  Weighted average common shares outstanding                               55,663         57,119
  Weighted average shares purchased on exercise of dilutive options         3,903          4,364
  Shares purchased with proceeds of options                                (2,908)        (3,267)
  Shares contingently issuable                                                 19             29
                                                                         --------       --------
  Shares applicable to diluted earnings                                    56,677         58,245
                                                                         ========       ========

Earnings per common share - diluted                                      $   0.94       $   0.58
                                                                         ========       ========

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

RESULTS OF OPERATIONS

Net sales decreased 2.3% from $217.3 million for the first quarter of 1999 (after deducting $4.8 million to reflect the Company's Canadian direct merchandising division, which was discontinued in the fourth quarter of 1999) to $212.3 million for the first quarter of 2000. Free-standing insert (FSI) revenues were down from $167.7 million for the quarter ended March 31, 1999 to $164.2 million for the same quarter of 2000. This decrease is primarily the result of a shift in spending from March to April as a result of the late Easter Holiday. Valassis Impact Promotions (VIP) revenues were flat at $34.1 million compared to $34.8 million in the prior-year period, in which VIP posted record sales. Other revenues increased from $0.2 million for the first quarter of 1999 to $26.8 million for the first quarter of 2000, primarily as a result of the settlement of a lawsuit.

Gross profit margin was 46.1% in the first quarter of 2000, up from 37.7% in the first quarter of 1999. Excluding the impact of a lawsuit settlement in the first quarter of 2000, gross margin would have increased 4.5% to 39.4%. This was primarily the result of a slight decline in the Company's paper and printing costs on a per unit basis. Although the Company received a paper price increase in the fourth quarter of 1999, management expects flat paper costs in 2000. Valassis has long-term contracts for 75% of its paper requirements, which includes pricing collars that stabilize the Company's paper costs. Media costs (newspaper insertion fees) were flat for the quarter, while printing costs continued to decline.

Selling, general and administrative expenses decreased 7.1% from $19.7 million in the first quarter of 1999 to $18.3 million in the first quarter of 2000. This decrease is primarily the result of cost-containment initiatives observed during the first quarter of 2000 in response to the softness in revenues, as well as reduced bad debt expense versus the year-ago quarter.

Net earnings were $53.4 million for the first quarter of 2000 versus $33.9 million for the same period last year. Excluding the impact of the settlement of a lawsuit in the first quarter of 2000, net earnings would have increased 8.3% to $36.7 million. This increase is primarily the result of cost reductions.

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

Cash and cash equivalents totaled $7.7 million at March 31, 2000 versus $11.1 million at December 31, 1999. This was the result of cash provided by operating activities of $49.8 million, and cash used in investing activities and financing activities of $1.6 million and $51.6 million, respectively, in the first quarter of 2000.

Cash flow from operating activities increased from $47.5 million at March 31, 1999 to $49.8 million at March 31, 2000, primarily as a result of increased earnings.

As of March 31, 2000, the Company's debt has been reduced to $268.2 million, which consists of $152.7 million under its Revolving Credit Facility, $100 million of its 6-5/8% Senior Notes due 2009 and $15.5 million of its 9.55% Senior Notes due 2003.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. The Company intends to use proceeds of the settlement paid by Arthur Andersen to accelerate the development of the Customer Relationship Marketing initiative.

As of March 31, 2000, the Company had authorization to repurchase an additional
4.5 million shares of its common stock under its existing share repurchase program, which includes the 1.7 million share repurchase agreement discussed in
Note 3 to the condensed consolidated financial statements.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

CAPITAL EXPENDITURES - The Company operates three printing facilities. Capital expenditures were $1.7 million for the three month period ended March 31, 2000. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.     Exhibits

       The following exhibits are included herein:

       (10)   Forward Share Purchase Agreement dated February 22, 2000

       (10.1) Valassis Communications, Inc. Broad-Based Incentive Plan dated
              March 14, 2000

       (27)   Financial Data Schedule

b.     Form 8-K

       The Company did not file any current report on Form 8-K during the three months ended March 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 12, 2000





                                    Valassis Communications, Inc.
                                            (Registrant)




                                    By: /s/Robert L. Recchia
                                       --------------------------------
                                       Robert L. Recchia
                                       V.P. of Finance - Chief Financial Officer


                                    Signing on behalf of the Registrant and as principal financial officer.