Form 10-Q
period 2000-06-30
VALASSIS COMMUNICATIONS INC
filed 2000-08-11
CIK 883293

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-Q
                          ----------------------------

(Mark One)

   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----- Exchange Act of 1934
       For the Quarterly Period Ended June 30, 2000

 ----- Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

As of August 10, 2000 there were 54,236,703 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         VALASSIS COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                        JUNE 30,               DECEMBER 31,
Assets                                                                    2000                    1999
------                                                             --------------             -------------
                                                                       (unaudited)
Current assets:
   Cash and cash equivalents                                           $   8,824                  $  11,089
   Accounts receivable (less allowance for doubtful
      accounts of $1,827 at June 30, 2000 and $1,386 at
      December 31, 1999)                                                  99,478                     94,105
   Inventories:
      Raw materials                                                       15,423                     11,729
      Work in progress                                                     9,809                     17,498
   Prepaid expenses and other                                              7,911                      4,581
   Deferred income taxes                                                   1,473                      1,473
   Refundable income taxes                                                   ---                        448
                                                                  --------------             --------------
                  Total current assets                                   142,918                    140,923
                                                                  --------------             --------------

Property, plant and equipment, at cost:
   Land and buildings                                                     21,687                     21,590
   Machinery and equipment                                               123,031                    121,956
   Office furniture and equipment                                         23,548                     21,909
   Automobiles                                                             1,054                      1,116
   Leasehold improvements                                                  1,123                      1,166
                                                                  --------------             --------------
                                                                         170,443                    167,737

   Less accumulated depreciation and amortization                       (118,695)                  (114,926)
                                                                  ---------------            ---------------

                  Net property, plant and equipment                       51,748                     52,811
                                                                  ---------------           ---------------

Intangible assets:
   Goodwill                                                               72,754                     72,754
   Other intangibles                                                      85,387                     85,387
                                                                  --------------             --------------
                                                                         158,141                    158,141

   Less accumulated amortization                                        (119,604)                  (118,050)
                                                                  ---------------            ---------------

Net intangible assets                                                     38,537                     40,091
                                                                  --------------             --------------

Equity investments and advances to investees                              15,916                      9,580
Other assets                                                               2,182                      2,412
                                                                  --------------             --------------

                  Total assets                                         $ 251,301                  $ 245,817
                                                                  ==============             ==============

                         VALASSIS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       JUNE 30,                   DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                    2000                        1999
-------------------------------------                             --------------                 -------------
                                                                      (unaudited)
Current liabilities:
  Accounts payable                                                     $  64,157                 $  77,683
  Accrued interest                                                         3,716                     3,645
  Accrued expenses                                                        28,657                    30,250
  Progress billings                                                       33,835                    57,733
  Income taxes payable                                                     5,976                       ---
                                                                  --------------                ----------

               Total current liabilities                                 136,341                   169,311
                                                                  --------------                ----------

Long-term debt                                                           287,472                   291,354
Deferred income taxes                                                      1,871                     1,871

Commitments and contingencies

Stockholders' deficit:
 Preferred stock of $.01 par value. Authorized 25,000,000
   Shares; no shares issued or outstanding at June 30, 2000 and
   December 31, 1999
Common stock of $.01 par value. Authorized 100,000,000
   shares; issued 62,786,805 at June 30, 2000 and 62,715,893
   at December 31, 1999; outstanding 54,840,241 at
   June 30, 2000 and 56,128,478 at December 31, 1999                         628                       627
  Additional paid-in capital                                              81,276                    76,898
  Deferred compensation                                                   (2,934)                   (1,135)
  Retained earnings (accumulated deficit)                                 36,058                   (51,736)
  Foreign currency translations                                             (504)                     (478)
  Treasury stock, at cost (7,946,564 shares at June 30, 2000 and
   6,587,415 shares at December 31, 1999)                               (288,907)                 (240,895)
                                                                  ---------------               -----------

    Total stockholders' deficit                                         (174,383)                 (216,719)
                                                                  ---------------               -----------

    Total liabilities and stockholders' deficit                        $ 251,301                 $ 245,817
                                                                  ==============                ==========

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

                         VALASSIS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                       Quarter Ended                           Six Months Ended
                                          -------------------------------------     ------------------------------------
                                               June 30,             June 30,             June 30,            June 30,
                                                 2000                1999                 2000                1999
                                          -----------------    ----------------     ----------------    ----------------
Revenues:
   Net sales                                    $   211,043         $   195,152          $   423,031         $   417,058
   Other (see Note 2)                                    42                (153)              27,091                 146
                                          -----------------    ----------------     ----------------    ----------------

   Total revenues                                   211,085             194,999              450,122             417,204
                                          -----------------    ----------------     ----------------    ----------------

Costs and expenses:
   Cost of products sold                            129,571             122,345              258,409             260,766
   Selling, general and administrative               19,606              18,632               37,880              38,369
   Loss on investments                                1,148                 231                1,812                 697
   Amortization of intangible assets                    711               1,301                1,576               2,600
   Interest                                           5,266               6,387               10,551              13,778
                                          -----------------    ----------------     ----------------    ----------------
   Total costs and expenses                         156,302             148,896              310,228             316,210
                                          -----------------    ----------------     ----------------    ----------------

             Earnings before income taxes            54,783              46,103              139,894             100,994

   Income taxes                                      20,400              17,600               52,100              38,600
                                          -----------------    ----------------     ----------------    ----------------

             Net earnings                       $    34,383         $    28,503          $    87,794         $    62,394
                                          =================    ================     ================    ================


   Net earnings per common share, basic                $.63                $.50                $1.59               $1.09
                                          =================    ================     ================    ================

   Net earnings per common share, diluted              $.62                $.49                $1.56               $1.07
                                          =================    ================     ================    ================


   Shares used in computing net earnings
      per share, basic                           54,782,687          56,896,255           55,212,423          57,006,912
                                          =================    ================     ================    ================

   Shares used in computing net earnings
      per share, diluted                         55,820,017          58,307,258           56,237,970          58,252,699
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

                         VALASSIS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                 -----------------------------------
                                                                                     JUNE 30,            JUNE 30,
                                                                                       2000                 1999
                                                                                 --------------      ---------------
Cash flows from operating activities:
 Net earnings                                                                          $ 87,794            $  62,394
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                          5,531                6,803
   Provision for losses on accounts receivable                                              458                1,345
   Loss/(gain) on sale of property, plant and equipment                                      43                  (38)
   Stock-based compensation charge                                                        2,807                  823
   Deferred compensation                                                                 (1,799)                (159)
   Changes in assets and liabilities which increase (decrease) cash flow:
    Accounts receivable                                                                  (5,831)               5,114
    Inventories                                                                           3,995                8,924
    Prepaid expenses and other                                                           (2,748)               1,200
    Other assets                                                                          1,826                 (207)
    Accounts payable                                                                    (13,526)               4,530
    Accrued expenses and interest                                                        (1,522)                 310
    Income taxes                                                                          7,413                4,783
    Progress billings                                                                   (23,898)             (25,047)
                                                                                 --------------      ---------------
     Total adjustments                                                                  (27,251)               8,381
                                                                                 --------------      ---------------

   Net cash provided by operating activities                                             60,543               70,775
                                                                                 --------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                              (3,085)              (3,694)
 Proceeds from the sale of property, plant and equipment                                    128                  112
 Investments and acquisitions                                                            (7,932)              (1,000)
 Other                                                                                      (25)                 (64)
                                                                                 --------------      ---------------
   Net cash used in investing activities                                                (10,914)              (4,646)
                                                                                 --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                                                             (1,982)            (108,380)
 Borrowings of long-term debt                                                               ---              100,358
 Net payments under revolving line of credit                                             (1,900)             (22,000)
 Repurchase of common stock                                                             (50,672)             (38,311)
 Proceeds from the issuance of common stock                                               2,660                2,273
                                                                                ---------------      ---------------
   Net cash used in financing activities                                                (51,894)             (66,060)
                                                                                 --------------      ---------------


Net increase/(decrease) in cash                                                          (2,265)                  69
Cash at beginning of period                                                              11,089                6,939
                                                                                 --------------      ---------------
Cash at end of period                                                                  $  8,824            $   7,008
                                                                                 ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                              $ 10,480            $  13,958
 Cash paid during the period for income taxes                                          $ 45,135            $  34,469
Non-cash financing activities:
  Stock issued under stock-based compensation plan                                     $  3,389            $   2,169

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

         On February 9, 2000, by stipulation made in open court, followed by execution of a settlement agreement on February 29, 2000, the Company settled this litigation in the State of Michigan circuit court for the County of Wayne and related litigation in the form of a declaratory judgment action that Arthur Andersen had commenced against the Company in the State of Illinois Chancery Court for Cook County. The amount paid to the Company by Arthur Andersen LLP against the exchange of mutual releases and stipulations of dismissal with prejudice and without costs as to Arthur Andersen LLP and The News Corporation Limited and News America Incorporated is confidential under the terms of the stipulated settlement. The proceeds of the settlement are included in other revenues in the accompanying condensed consolidated statement of income for the six months ended June 30, 2000.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.   SHARE REPURCHASE

     The Company recently entered into a forward share repurchase agreement with a financial institution allowing the Company to acquire approximately 1.7 million shares of its common stock at a price of $29.72 per share, plus interest. The purchase of 0.7 million shares settled on April 3, 2000. The purchase of 0.5 million shares settled on July 3, 2000. The purchase of the remaining 0.5 million shares settles on October 2, 2000. The agreement expires on October 2, 2000.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

(IN MILLIONS)                                     THREE MONTHS ENDED JUNE 30
-------------                              ------------------------------------------
                                               FSI        VIP    ALL OTHERS*   TOTAL
                                           ---------   --------- ----------- --------
       2000
       ----
Revenues from external customers            $ 160.7    $  28.1    $  21.9    $ 210.7
Intersegment revenues                            --         --         --         --
Depreciation/amortization                       2.3        0.5         --        2.8
Segment profit                                 46.6        2.9        4.9       54.4

       1999
       ----
Revenues from external customers            $ 147.6    $  27.5    $  19.9    $ 195.0
Intersegment revenues                           0.2         --        2.3        2.5
Depreciation/amortization                       3.0        0.5         --        3.5
Segment profit                                 42.3        1.6        2.2       46.1


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

Reconciliations to consolidated financial statement totals are as follows:

(IN MILLIONS)                        THREE MONTHS ENDED JUNE 30,
                                    ----------------------------
                                        2000           1999
                                      -------        -------
Profit for reportable segments        $  49.5        $  43.9
Profit for other segments                 4.9            2.2
Unallocated amounts:
   Interest income                        0.4             --
   Other income                            --             --
                                      -------        -------
Earnings before taxes                 $  54.8        $  46.1
                                      =======        =======

Domestic and foreign revenues for each of the three-month periods ended June 30 were as follows:

(IN MILLIONS)            2000             1999
                       -------          -------
United States          $ 209.3          $ 190.2
Canada                     1.8              4.8
                       -------          -------
Total                  $ 211.1          $ 195.0
                       =======          =======

(IN MILLIONS)                                             SIX MONTHS ENDED JUNE 30
                                        ---------------------------------------------------------------
                                            FSI               VIP           ALL OTHERS*        TOTAL
                                        -----------      ------------      ------------      ----------
       2000
       ----
Revenues from external customers          $ 325.0          $  62.2          $  35.8          $ 423.0
Intersegment revenues                          --               --               --               --
Depreciation/amortization                     4.6              0.9               --              5.5
Segment profit                               97.9              7.4              7.5            112.8

       1999
       ----
Revenues from external customers          $ 316.3          $  61.5          $  39.3          $ 417.1
Intersegment revenues                         2.5               --              2.3              4.8
Depreciation/amortization                     5.7              1.0              0.1              6.8
Segment profit                               90.9              4.9              5.1            100.9




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

Reconciliations to consolidated financial statement totals are as follows:

(IN MILLIONS)                            SIX MONTHS ENDED JUNE 30,
                                      ------------------------------
                                          2000             1999
                                        -------          -------
Profit for reportable segments          $ 105.3          $  95.8
Profit for other segments                   7.5              5.1
Unallocated amounts:
   Interest income                          0.6              0.1
   Other income                            26.5
                                        -------          -------
Earnings before taxes                   $ 139.9          $ 101.0
                                        =======          =======

Domestic and foreign revenues for each of the six-month periods ended June 30 were as follows:

(IN MILLIONS)            2000             1999
                       -------          -------
United States          $ 446.9          $ 406.7
Canada                     3.2             10.5
                       -------          -------
Total                  $ 450.1          $ 417.2
                       =======          =======

6.      EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:


                                                                     THREE MONTHS
                                                                     ENDED JUNE 30,
                                                             ---------------------------
                                                                 2000            1999
                                                             -------------    ----------
                                                             (in thousands  except for
                                                               per share amounts)

Net Earnings                                                   $34,383           $28,503
                                                             =========        ==========

Basic EPS:
  Weighted average common shares outstanding                    54,783            56,896
                                                             =========        ==========

Earnings per common share - basic                              $  0.63           $  0.50
                                                             =========        ==========

Diluted EPS:
  Weighted average common shares outstanding                    54,783            56,896
  Weighted average shares purchased on exercise
  of dilutive options                                            4,018             6,271
  Shares purchased with proceeds of options                     (3,000)           (4,889)
  Shares contingently issuable                                      19                29
  Shares applicable to diluted earnings                         55,820            58,307
                                                              ========        ==========

Earnings per common share - diluted                            $  0.62           $  0.49
                                                              ========        ==========

                                                                      SIX MONTHS
                                                                    ENDED JUNE  30,
                                                              -----------------------------
                                                                 2000            1999
                                                              -------------    ------------
                                                               (in thousands except for
                                                                   per share  amounts)

Net Earnings                                                   $87,794           $62,394
                                                              ========        ==========

Basic EPS:
  Weighted average common shares outstanding                    55,212            57,007
                                                              ========        ==========

Earnings per common share - basic                              $  1.59           $  1.09
                                                              ========        ==========

Diluted EPS:
  Weighted average common shares outstanding                    55,212            57,007
  Weighted average shares purchased on exercise
  of dilutive options                                            3,931             4,466
  Shares purchased with proceeds of options                     (2,924)           (3,249)
  Shares contingently issuable                                      19                29
  Shares applicable to diluted earnings                         56,238            58,253
                                                              ========        ==========

Earnings per common share - diluted                            $  1.56           $  1.07
                                                              ========        ==========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Total revenues for the quarter ended June 30, 2000 increased 9.9% to $211.1 million, from $192.0 million for the year-ago quarter (after deducting $3.0 million to reflect the Company's Canadian direct merchandising division, which was discontinued in the fourth quarter of 1999). Free-standing insert (FSI) revenue increased 8.9% for the quarter ended June 30, 2000, rising to $160.7 million from $147.6 million for the quarter ended June 30, 1999. This increase can be attributed to solid demand for FSI promotions, particularly from full-price, consumer package goods customers and continued growth in full-page versus half-page ads. In addition, demand for FSI promotions from e-commerce companies remains strong. Targeted Marketing Services (TMS) revenue, which includes the Company's Sampling and polybag advertising products, as well as Run-of-Press
(ROP) promotions and advertising, and Promotion Watch, a security consulting business, increased 33% to $22.0 million for the quarter, versus $16.6 million in the prior year quarter. This increase was primarily the result of increased demand within the Sampling division from a more diverse customer base.

For the quarter, gross profit margin increased to 38.6% versus 37.3% in the year ago quarter. Media costs were down due to increased FSI book sizes and lower contract rates, while efficiencies at the Company's three printing facilities contributed to lower printing costs for the quarter. Paper costs were up slightly from the year ago period.

Selling, general and administrative expenses increased to $19.6 million for the quarter ended June 30, 2000, from $18.6 million in the comparable period of 1999. This increase can primarily be attributed to higher incentive plan costs as a result of stronger sales and profits in the second quarter of 2000, as compared to the same period in 1999.

Net earnings were $34.4 million, compared to $28.5 million for the same quarter last year. Net earnings rose primarily as a result of strong FSI volume and significantly improved TMS results.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Net sales for the first six months of 2000 was up 3.4% to $423.0 million, as compared to $409.2 million for the same period in 1999 (after deducting $7.8 million to reflect the Company's Canadian direct merchandising division, which was discontinued in the fourth quarter of 1999). This increase was fueled by a 2.8% gain in FSI revenue from $316.3 million in the first six months of 1999, to $325.0 million in the comparable 2000 period. FSI revenue rose primarily as a result of higher volume due, in part, to industry growth. In addition, TMS revenue increased from $30.4 million for the first six months of 1999, to $35.9 million for the first six months of 2000. Management expects sales growth in excess of 20% for TMS in 2000.

Gross margin increased from 37.5% during the first six months of 1999 to 42.3% for the same period in 2000. Excluding the impact of a lawsuit settlement in the first quarter of 2000, gross margin would have increased 1.5% to 39%, due primarily to reduced FSI media and print costs and margin improvements in the TMS division. Management expects the cost of paper to be up slightly during the remainder of 2000. Management noted that in March 1999, the Company signed long-term contracts for 75% of its paper requirements which include pricing collars that help stabilize the Company's paper cost.

Selling, general and administrative expenses were $37.9 million for the six months ended June 30, 2000, compared with $38.4 million for the same period last year.

Excluding the impact of a lawsuit settlement in the first quarter of 2000, for the six months ended June 30, 2000, net earnings were $71.1 million, versus $62.4 million for the same six months last year. The increase in net earnings is attributable to increased volume in the FSI business, combined with the improved performance of TMS.

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

Cash and cash equivalents totaled $8.8 million at June 30, 2000, versus $11.1 million at December 31, 1999. This was the result of cash provided by operating activities of $60.5 million, and cash used in investing activities and financing activities of $10.9 million and $51.9 million, respectively, in the first six months of 2000.

Cash flow from operating activities decreased from $70.8 million for the six months ended June 30, 1999 to $60.5 million at June 30, 2000, despite increased earnings due to a significant decrease in accounts payable and other negative working capital changes.

As of June 30, 2000, the Company's debt has been reduced to $287.5 million, which consists of $172.0 million under its Revolving Credit Facility, $100 million of its 6-5/8% Senior Notes due 2009 and $15.5 million of its 9.55% Senior Notes due 2003.

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

As of June 30, 2000, the Company had authorization to repurchase an additional
3.8 million shares of its common stock under its existing share repurchase program, which includes the 1.7 million share repurchase agreement discussed in
Note 3 to the condensed consolidated financial statements.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

CAPITAL EXPENDITURES - The Company operates three printing facilities. Capital expenditures were $3.1 million for the six-month period ended June 30, 2000. Management expects future capital expenditure requirements of approximately $15 million annually over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Item 4.  Submission of Matters to a Vote of Security Holders

a.  The Company held its Annual Meeting of Stockholders on May 16, 2000.

b. The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected were: Richard N. Anderson, Patrick F. Brennan, Seth Goldstein, Brian J. Husselbee, Joseph E. Laird Jr., Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. The Inspector of Election certified the following vote tabulations with respect thereto:


         Director                    For              Against            Broker Non-Votes
--------------------------      --------------      ------------      -----------------------
Richard N. Anderson              44,662,408           25,177                    0
Patrick F. Brennan               44,662,408           25,177                    0
Seth Goldstein                   44,662,408           25,177                    0
Brian J. Husselbee               44,662,408           25,177                    0
Joseph E. Laird Jr.              44,662,408           25,177                    0
Robert L. Recchia                44,662,408           25,177                    0
Marcella A. Sampson              44,662,408           25,177                    0
Alan F. Schultz                  44,662,408           25,177                    0
Faith Whittlesey                 44,662,408           25,177                    0

c. A proposal to ratify the selection of Deloitte & Touche LLP, as auditors of the Company for the 2000 fiscal year was approved by the stockholders.



The Inspector of Election certified the following vote tabulations:

                        For             Against          Abstain          Broker Non-Votes
                        ---             -------          -------          ----------------
                        44,669,333          8,752             9,500           0

Item 6.  Exhibits and Reports on Form 8-K

a.  The following exhibits are included herein:

    (27) Financial Data Schedule

b.  Form 8-K

    The Company did not file any current report on Form 8-K during the three months ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:      August 11, 2000



                              Valassis Communications, Inc.
                                        (Registrant)



                              By:/s/ Robert L. Recchia
                                 -----------------------------------------
                                 Robert L. Recchia
                                 Executive Vice President-Chief Financial
                                 Officer


                              Signing on behalf of the Registrant and as principal financial officer.