Form 10-Q
period 2000-09-30
VALASSIS COMMUNICATIONS INC
filed 2000-11-13
CIK 883293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------

(Mark One)

    X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934

             For the Quarterly Period Ended September 30, 2000

             Transition Report pursuant to Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934

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

                    Yes   X        No
                        ------        -------

As of November 10, 2000, there were 53,557,066 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information
------------------------------

Item 1.  Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                       September 30,  December 31,
Assets                                                     2000           1999
------                                                 ------------   ------------
                                                       (unaudited)
Current assets:
  Cash and cash equivalents                             $   7,210      $  11,089
  Accounts receivable (less allowance for doubtful
    accounts of $2,126 at September 30, 2000 and
    $1,386 at December 31, 1999)                          115,868         94,105
  Inventories:
    Raw materials                                          12,990         11,729
    Work in progress                                       18,737         17,498
  Prepaid expenses and other                               12,133          4,581
  Deferred income taxes                                     1,473          1,473
  Refundable income taxes                                    --              448
                                                        ---------      ---------

                         Total current assets             168,411        140,923
                                                        ---------      ---------

Property, plant and equipment, at cost:
  Land and buildings                                       21,687         21,590
  Machinery and equipment                                 124,510        121,956
  Office furniture and equipment                           26,076         21,909
  Automobiles                                                 981          1,116
  Leasehold improvements                                    1,208          1,166
                                                        ---------      ---------
                                                          174,462        167,737

  Less accumulated depreciation and amortization         (120,344)      (114,926)
                                                        ---------      ---------

                  Net property, plant and equipment        54,118         52,811
                                                        ---------      ---------

Intangible assets:
  Goodwill                                                112,482         72,754
  Other intangibles                                        85,387         85,387
                                                        ---------      ---------
                                                          197,869        158,141

  Less accumulated amortization                          (120,181)      (118,050)
                                                        ---------      ---------

                        Net intangible assets              77,688         40,091
                                                        ---------      ---------

Equity investments and advances to investees               22,236          9,580

Other                                                       2,306          2,412
                                                        ---------      ---------

                             Total assets               $ 324,759      $ 245,817
                                                        =========      =========

                          VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Balance Sheets, Continued
                  (dollars in thousands, except per share data)

                                                                             September 30,     December 31,
Liabilities and Stockholders' Deficit                                            2000              1999
-------------------------------------                                        -------------     ------------
                                                                              (unaudited)         (note)
Current liabilities:
  Accounts payable                                                               $  71,517      $  77,683
  Accrued interest                                                                   3,010          3,645
  Accrued expenses                                                                  24,777         30,250
  Progress billings                                                                 54,933         57,733
  Income taxes payable                                                               2,152           --
                                                                                 ---------      ---------

                             Total current liabilities                             156,389        169,311
                                                                                 ---------      ---------

Long-term debt                                                                     330,299        291,354
Deferred income taxes                                                                1,898          1,871
Other non-current liabilities                                                          307           --

Commitments and contingencies

Stockholders' deficit:
  Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2000 and December 31, 1999
  Common stock of $.01 par value. Authorized 100,000,000 shares; issued
    62,932,686 at September 30, 2000 and 62,715,893 at December 31, 1999;
    outstanding 54,302,990 at
    September 30, 2000 and 56,128,478 at December 31, 1999                             629            627
  Additional paid-in capital                                                        86,715         76,898
  Deferred compensation                                                             (2,545)        (1,135)
  Retained earnings (accumulated deficit)                                           61,720        (51,736)
  Foreign currency translations                                                       (492)          (478)
  Treasury stock, at cost (8,629,696 shares at September 30,
    2000 and 6,587,415 shares at December 31, 1999)                               (310,161)      (240,895)
                                                                                 ---------      ---------

                             Total stockholders' deficit                          (164,134)      (216,719)
                                                                                 ---------      ---------

                             Total liabilities and stockholders' deficit         $ 324,759      $ 245,817
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

                          VALASSIS COMMUNICATIONS, INC.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                   Quarter Ended                Nine Months Ended
                                              Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
                                                2000           1999            2000           1999
                                            ------------   ------------    ------------   ------------
Revenues:
  Net sales                                 $    190,839   $    177,247    $    613,870   $    594,305
  Other (see Note 2)                                 234            238          27,325            384
                                            ------------   ------------    ------------   ------------

  Total revenues                                 191,073        177,485         641,195        594,689
                                            ------------   ------------    ------------   ------------
Costs and expenses:
  Cost of products sold                          122,181        108,233         380,590        368,999
  Selling, general and administrative             20,033         19,341          57,913         58,046
  Loss on investments                                858            336           2,670            697
  Amortization of intangible assets                  555          1,299           2,131          3,899
  Interest                                         5,884          6,361          16,435         20,139
                                            ------------   ------------    ------------   ------------

  Total costs and expenses                       149,511        135,570         459,739        451,780
                                            ------------   ------------    ------------   ------------

Earnings before income taxes                      41,562         41,915         181,456        142,909

Income taxes                                      15,900         15,860          68,000         54,460
                                            ------------   ------------    ------------   ------------

Net earnings before extraordinary items           25,662         26,055         113,456         88,449
                                            ------------   ------------    ------------   ------------

Extraordinary loss, net of tax                      --             (100)           --             (100)
                                            ------------   ------------    ------------   ------------

                  Net earnings              $     25,662   $     25,955    $    113,456   $     88,349
                                            ============   ============    ============   ============

Net earnings per common share before
extraordinary loss, basic                   $       0.47   $       0.46    $       2.07   $       1.56
                                            ============   ============    ============   ============

Net earnings per common share before
extraordinary loss, diluted                 $       0.47   $       0.45    $       2.03   $       1.52
                                            ============   ============    ============   ============

Net earnings per common share, basic        $       0.47   $       0.46    $       2.07   $       1.56
                                            ============   ============    ============   ============

Net earnings per common share, diluted      $       0.47   $       0.45    $       2.03   $       1.52
                                            ============   ============    ============   ============

Shares used in computing net earnings per
share, basic                                  54,323,011     56,417,692      54,913,788     56,797,976
                                            ============   ============    ============   ============

Shares used in computing net earnings per
share, diluted                                55,212,491     58,013,140      55,893,000     58,166,281
                                            ============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                               Nine Months Ended
                                                                             Sept. 30,    Sept. 30,
                                                                               2000         1999
                                                                             ---------    ---------
Cash flows from operating activities:
  Net earnings                                                               $ 113,456    $  88,349
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                8,029       10,105
    Provision for losses on accounts receivable                                    833        1,606
    Deferred compensation                                                       (1,482)        (828)
    (Gain)/loss on sale of property, plant and equipment                            45         (108)
    Stock-based compensation charge                                              2,816        1,730
    Changes in assets and liabilities which increase (decrease) cash flow:
            Accounts receivable                                                (19,844)     (12,711)
            Inventories                                                         (2,500)       6,154
            Prepaid expenses and other                                          (3,392)       2,105
            Other assets                                                        (4,618)      (1,394)
            Accounts payable                                                    (8,732)      (3,457)
            Accrued expenses and interest                                       (8,727)         550
            Other liability                                                        (90)        --
            Tax benefit from stock option exercises                              1,053        3,808
            Income taxes                                                         2,600        2,638
            Progress billings                                                   (3,026)       2,478
                                                                             ---------    ---------
                          Total adjustments                                    (37,035)      12,676
                                                                             ---------    ---------

    Net cash provided by operating activities                                   76,421      101,025
                                                                             ---------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                                    (5,494)      (6,174)
  Other investments and acquisitions                                           (12,057)      (4,250)
  Acquisition of PreVision Marketing, net of cash received                     (29,867)        --
  Proceeds from sale of property, plant and equipment                              206          176
  Other                                                                            (43)         (91)
                                                                             ---------    ---------
    Net cash used in investing activities                                      (47,255)     (10,339)
                                                                             ---------    ---------

Cash flows from financing activities:
  Repayment of long-term debt                                                   (2,779)    (110,368)
  Borrowings of long-term debt                                                    --        100,358
  Net borrowings (payments) under revolving line of credit                      39,000      (26,500)
  Proceeds from the issuance of common stock                                     3,259       10,345
  Purchase of treasury shares                                                  (72,525)     (63,761)
                                                                             ---------    ---------
    Net cash used in financing activities                                      (33,045)     (89,926)
                                                                             ---------    ---------

Net increase/(decrease) in cash                                                 (3,879)         760
Cash at beginning of period                                                     11,089        6,939
                                                                             ---------    ---------
Cash at end of period                                                        $   7,210    $   7,699
                                                                             =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                   $  17,070    $  19,026
  Cash paid during the period for income taxes                               $  64,795    $  51,822
  Non-cash financing activities:
    Stock issued under stock-based compensation plan                         $   8,763    $   2,568

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

2.       Contingencies
         -------------

         In February 1999, the Company filed a lawsuit alleging that Arthur Andersen LLP repudiated a joint venture agreement with the Company relating to the development of its Customer Relationship Marketing (CRM) product. The lawsuit also named The News Corporation Limited and News America Incorporated as defendants.

         On February 9, 2000, by stipulation made in open court, followed by execution of a settlement agreement on February 29, 2000, the Company settled this litigation in the State of Michigan circuit court for the County of Wayne and related litigation in the form of a declaratory judgment action that Arthur Andersen had commenced against the Company in the State of Illinois Chancery Court for Cook County. The amount paid to the Company by Arthur Andersen LLP against the exchange of mutual releases and stipulations of dismissal with prejudice and without costs as to Arthur Andersen LLP and The News Corporation Limited and News America Incorporated is confidential under the terms of the stipulated settlement. The proceeds of the settlement are included in other revenues in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2000.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.       Share Repurchase
         ----------------

         In February 2000, the Company entered into a forward share repurchase agreement with a financial institution allowing the Company to acquire approximately 1.7 million shares of its common stock at a price of $29.72 per share, plus interest. The purchases settled as follows: 0.7 million shares on April 3, 2000; 0.5 million shares on July 3, 2000; and 0.5 million shares on October 2, 2000.

4.       Recent Accounting Pronouncements
         --------------------------------

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended, is effective for financial statements relating to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial position or results of operations.

5.       Acquisition and Investments
         ---------------------------

         On August 11, 2000, the Company acquired 80% of the outstanding membership interest in PreVision Marketing, LLC for $30 million cash and approximately $5 million in restricted stock. PreVision Marketing, LLC is a customer relationship marketing firm specializing in one-to-one marketing, customer retention and customer acquisition. The acquisition of PreVision Marketing was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for PreVision have been included in the Company's financial statements since the date of acquisition. Cost in excess of net assets acquired is amortized in a straight-line basis over 20 years. The purchase agreement executed in connection with this transaction also contains additional payments contingent on the future earnings performance of PreVision Marketing. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the acquisition and amortized over the remaining life of the assets.

6.       Related Party Transactions
         --------------------------

         The Company owns approximately 50% of Save.com. The Company has notes receivable from Save.com due July 2002. The notes bear interest at 10% and 8% annually. At September 30, 2000, the balances of the notes receivable were $1.6 million and $6.2 million, respectively. The investment in Save.com and the notes receivable are included in equity investments and advances to investees in the accompanying consolidated balance sheet.

         The Company owns 22.5% of Valassis Relationship Marketing Systems, LLC ("VRMS"). At September 30, 2000, the Company had amounts receivable from VRMS totaling $1.4 million. The Company owns 54% of Independent Delivery Systems ("IDS"). At September 30, 2000, the Company had amounts receivable from IDS totaling $1.6 million. The investments in VRMS and IDS are included in equity investments and advances to investees in the accompanying consolidated balance sheet. The receivables from VRMS and IDS are included in prepaid expenses and other in the accompanying consolidated balance sheet.

7.       Segment Reporting
         -----------------

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

Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

(in millions)                                 Three Months Ended September 30
-------------                         ------------------------------------------------
                                         FSI          VIP      All Others*     Total
                                      ---------    ---------   -----------   ---------
 2000
 ----
Revenues from external customers      $   134.6    $    33.7    $    22.7    $   191.0
Intersegment revenues                      --           --           --           --
Depreciation/amortization                   2.0          0.4          0.1          2.5
Segment profit                             33.4          4.2          3.9         41.5

 1999
 ----
Revenues from external customers      $   134.0    $    25.2    $    18.3    $   177.5
Intersegment revenues                       1.3         --            3.1          4.4
Depreciation/amortization                   2.8          0.5         --            3.3
Segment profit                             33.4          3.8          4.7         41.9

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

Reconciliations to consolidated financial statement totals are as follows:

                                    Three Months Ended
                                         Sept. 30,
                                    ------------------
(in millions)                         2000        1999
-------------                       -------    -------
Profit for reportable segments      $  37.6    $  37.2
Profit for other segments               3.9        4.7
Unallocated amounts:
   Interest income                      0.1       --
                                    -------    -------
Earnings before taxes               $  41.6    $  41.9
                                    =======    =======

Domestic and foreign revenues for each of the three-month periods ended September 30 were as follows:

(in millions)        2000        1999
-------------      --------    --------
United States      $  189.4    $  174.3
Canada                  1.7         3.2
                   --------    --------
Total              $  191.1    $  177.5
                   ========    ========

(in millions)                                  Nine Months Ended September 30
-------------                         ------------------------------------------------
                                         FSI          VIP      All Others*     Total
                                      ---------    ---------   -----------   ---------
 2000
 ----
Revenues from external customers      $   459.5    $    95.5    $    59.2    $   614.2
Intersegment revenues                      --           --           --           --
Depreciation/amortization                   6.6          1.3          0.1          8.0
Segment profit                            131.5         12.7         10.3        154.5

 1999
 ----
Revenues from external customers      $   446.1    $    86.7    $    61.8    $   594.6
Intersegment revenues                       3.8         --            5.4          9.2
Depreciation/amortization                   8.5          1.5          0.1         10.1
Segment profit                            124.3          8.7          9.8        142.8

* Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments include a product sampling business, a sales promotion company in Canada, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                      Nine Months Ended
(in millions)                             Sept. 30,
-------------                       --------------------
                                      2000        1999
                                    --------    --------
Profit for reportable segments      $  144.2    $  133.0
Profit for other segments               10.3         9.8
Unallocated amounts:
   Interest income                       0.5         0.1
   Other income                         26.5        --
                                    --------    --------
Earnings before taxes               $  181.5    $  142.9
                                    ========    ========


Domestic and foreign revenues for each of the nine-month periods ended September 30 were as follows:

(in millions)        2000        1999
-------------      --------    --------
United States      $  636.3    $  580.9
Canada                  4.9        13.8
                   --------    --------
Total              $  641.2    $  594.7
                   ========    ========

8.       Earnings Per Share
         ------------------

Earnings per common share ("EPS") data were computed as follows:

                                                                            Three Months
                                                                           Ended Sept. 30,
                                                                         2000         1999
                                                                       --------     --------
                                                                      (in thousands except for
                                                                          per share amount)
Net Earnings                                                           $ 25,662     $ 25,955
                                                                       ========     ========
Basic EPS:
  Weighted average common shares outstanding                             54,323       56,418
                                                                       ========     ========

Earnings per common share - basic
  Before extraordinary item                                            $   0.47     $   0.46
  Extraordinary item                                                       --           --
                                                                       --------     --------
                                      Total                            $   0.47     $   0.46
                                                                       ========     ========

Diluted EPS:
  Weighted average common shares outstanding                             54,323       56,418
  Weighted average shares purchased on exercise of dilutive options       3,712        6,196
  Shares purchased with proceeds of options                              (2,839)      (4,630)
  Shares contingently issuable                                               16           29
                                                                       --------     --------
  Shares applicable to diluted earnings                                  55,212       58,013
                                                                       ========     ========

Earnings per common share - diluted
  Before extraordinary item                                            $   0.47     $   0.45
  Extraordinary item                                                       --           --
                                                                       --------     --------
                                      Total                            $   0.47     $   0.45
                                                                       ========     ========

                                                                             Nine Months
                                                                           Ended Sept. 30,
                                                                       -----------------------
                                                                         2000          1999
                                                                       ---------     ---------
                                                                      (in thousands except for
                                                                          per share amounts)
Net Earnings                                                           $ 113,456     $  88,349
                                                                       =========     =========
Basic EPS:
  Weighted average common shares outstanding                              54,914        56,798
                                                                       =========     =========

Earnings per common share - basic
  Before extraordinary item                                            $    2.07     $    1.56
  Extraordinary item                                                        --            --
                                                                       ---------     ---------
                                      Total                            $    2.07     $    1.56
                                                                       =========     =========

Diluted EPS:
  Weighted average common shares outstanding                              54,914        56,798
  Weighted average shares purchased on exercise of dilutive options        3,792         6,295
  Shares purchased with proceeds of options                               (2,829)       (4,956)
  Shares contingently issuable                                                16            29
                                                                       ---------     ---------
  Shares applicable to diluted earnings                                   55,893        58,166
                                                                       =========     =========

Earnings per common share - diluted
  Before extraordinary item                                            $    2.03     $    1.52
  Extraordinary item                                                        --            --
                                                                       ---------     ---------
                                      Total                            $    2.03     $    1.52
                                                                       =========     =========

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

Results of Operations

Three Months Ended September 30, 2000 and September 30, 1999
------------------------------------------------------------

Total revenues rose 8.8% for the quarter ended September 30, 2000 to $191.1 million from $175.7 million for the year-ago quarter (after deducting $1.8 million to reflect the Company's Canadian merchandising division, which was discontinued in the fourth quarter of 1999). Free-standing insert (FSI) revenue experienced a slight increase of 0.4% from $134.0 million for the three months ended September 30, 1999 to $134.5 million for the quarter ended September 30, 2000. This was primarily attributable to a slight reduction in market share offset by the overall FSI industry full-page growth of approximately 4% during the quarter. Revenues were also impacted by a drop in direct response/remnant pricing due to the cyclical nature of demand for direct response. Valassis Impact Promotions (VIP) revenue was up 33.7% to $33.7 million for the third quarter of 2000 compared to $25.2 million for the year-ago period. This increase was due to the strength of its core franchise retail customer base, as well as sales from new categories, such as telecommunications and computer hardware. Targeted Marketing Services revenue, which includes the Company's Sampling and advertising products, its Run-of-Press promotions, and its security consulting business, increased 30%. Sampling and advertising revenues increased 56% to $15.6 million for the three months ended September 30, 2000.

For the quarter, gross profit margin decreased to 36.1 %, compared to 39.0% for the year-ago quarter. FSI profits were impacted by two custom co-ops that the Company published in the quarter. Custom co-ops are sponsored by a single client, contain fewer pages than the standard co-op FSI, and thus drive up media costs on a per-page basis. Increases in media costs and paper prices increased FSI unit costs by approximately 3% this quarter.

Selling, general and administrative expenses increased slightly to $20.0 million for the quarter ended September 30, 2000, compared to $19.3 million for the quarter ended September 30, 1999.

Net earnings were $25.7 million, compared to $26.0 million for the same period of 1999. This decline is primarily due to the slow growth and cost increases in the FSI division.

Nine Months Ended September 30, 2000 and September 30, 1999
-----------------------------------------------------------

For the nine months ended September 30, 2000, net sales increased 5.0% to $613.9 million from $584.7 million for the comparable period in 1999 (after deducting $9.6 million to reflect the Company's Canadian direct merchandising division, which was discontinued in the forth quarter of 1999). This increase resulted from a 3.0 % rise in FSI revenue from $446.1 million in the first nine months of 1999, to $459.5 million for the first nine months of 2000. The FSI revenue rose due to overall industry growth and moderate price increases. In addition, VIP experienced a 10.0% increase in sales during the nine-month period ended September 30, 2000. Targeted Marketing Services revenue rose 22.6% for the nine months ended September 30, 2000 to $57.0 million, compared to $46.5 million for the nine months ended September 30, 1999. Management expects growth in excess of 20% for this division in 2000.

Gross margin increased from 38.0% for the first nine months of 1999, to 40.6% for the same period in 2000. Excluding the impact of a lawsuit settlement included in other revenues in the first quarter of 2000, gross margin would have remained flat at 38.1%.

Selling, general and administrative expenses were $57.9 million, versus $58.0 million for the comparable prior-year period.

Excluding the impact of a lawsuit settlement in the first quarter of 2000, for the nine months ended September 30, 2000 net earnings were up 9.7% to $96.9 million, versus $88.3 million for the same period last year. The earnings growth is primarily the result of the improved performance of the VIP and Targeted Marketing Services divisions.

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

Cash and cash equivalents totaled $7.2 million at September 30, 2000, versus $11.1 million at December 31, 1999. This was the result of cash provided by operating activities of $76.4 million, and cash used in investing activities and financing activities of $47.3 million and $33.0 million, respectively, in the first nine months of 2000.

Cash flow from operating activities decreased from $101.0 million for the nine months ended at September 30, 1999 to $76.4 million at September 30, 2000, despite increased earnings due to a decrease in accrued expenses and interest, and other negative working capital changes.

As of September 30, 2000 the Company's debt comprised $330.3 million, which consists of $214.8 million under its Revolving Credit Facility, $100 million of its 6-5/8% Senior Notes due 2009 and $15.5 million of its 9.55% Senior Notes due 2003.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. Consistent with the Company's plan to accelerate the development of its Customer Relationship Marketing initiative, the Company acquired 80% of PreVision Marketing, LLC for cash and restricted stock in August 2000.

As of September 30, 2000, the Company had authorization to repurchase an additional 3.1 million shares of its common stock under its existing share repurchase program, which excludes the 0.5 million shares settled on October 2, 2000 under the repurchase agreement discussed in Note 3 to the condensed consolidated financial statements.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $5.5 million for the nine-month period ended September 30, 2000. Management expects future capital expenditure requirements of approximately $15 million annually over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.


Item 6.  Exhibits and Reports on Form 8-K

a.     Exhibits

       The following exhibits are included herein:


       (27) Financial Data Schedule


b.     Form 8-K

       The Company filed a report on Form 8-K, dated August 25, 2000 announcing the acquisition of 80% of the outstanding membership interests in PreVision Marketing, LLC by Valassis Data Management, Inc., a wholly owned subsidiary of the Company.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 13, 2000





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