Form 10-K405
period 2000-12-31
VALASSIS COMMUNICATIONS INC
filed 2001-03-27
CIK 883293

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                    ______________________________________

                                   FORM 10-K

                    ______________________________________

(Mark One)

     X       Annual report pursuant to Section 13 or 15(d) of the Securities
   ------
             Exchange Act of 1934

             For the fiscal year ended December 31, 2000 or

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

             ____________________________________________________

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

                        Yes  X              No ______
                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, there were 53,465,772 shares of the Registrant's Common Stock outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates* of the registrant was $1,678,677,000.

The applicable portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on or about May 15, 2001 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

                                    PART I
Item 1. Business
        --------

The Company

        Valassis Communications, Inc. leads the marketing services industry by providing a wide range of strategic marketing solutions for manufacturers and retailers. We generate most of our revenues by printing and publishing cents-off coupons and other consumer purchase incentives primarily for package goods manufacturers. We are one of two of the country's largest publishers of these coupons.

        We offer a broad array of marketing products and services, including:

               . Free-Standing Inserts ("FSIs") - four-color promotional booklets containing the coupons of multiple advertisers that are distributed by us to over 60 million households through Sunday newspapers;

               . Valassis Impact Promotions ("VIP") - solo specialized promotional programs for single advertisers;

               . Targeted Marketing Services ("TMS") - product sampling and advertising, on-page newspaper promotions ("ROP") and security consulting services;

               . Customer Relationship Marketing - targeted promotions based on consumer purchase behavior.

        We produced our first FSI in 1972. In 2000, we inserted our cooperative FSIs in the Sunday edition of over 530 newspapers with a combined average paid circulation of over 58 million on 44 publishing dates. By comparison, there were approximately 93.3 million households in the United States, according to information published by the U.S. Census Bureau.

Business Strategy

        We believe that our existing products put us in a strong position to meet the mass and cluster-targeted needs of our clients. Our strategy is to build on the strength of our core FSI product to offer a range of integrated marketing solutions to a broader base of clients. In order to accomplish this, we will continue our commitment to the FSI segment of our business, while providing high levels of product quality and client service. In addition, we will attempt to capitalize on our expertise in consumer promotion to further expand our existing VIP and Targeted Marketing Services divisions, and to further develop our Customer Relationship Marketing and internet initiatives. We will continue to offer more highly-targeted and one-to-one marketing solutions via direct mail and the Internet, utilizing database marketing techniques.

The Company's Products

        We print and publish cents-off coupons, refund offers, premiums, sweepstakes and contests distributed to households throughout the United States. We offer our clients a variety of consumer promotion alternatives. Depending upon the particular promotion goal, a client can choose to include its promotional materials in FSIs or ROP, distribute a customized printed solo insert (VIP), or distribute a product sampling program. We market our products through our own sales force and rely to a significant extent on repeat business.

        Our Marketing Services Consultants personally call on existing clients to maintain relationships and on potential customers to describe the advantages afforded by our products compared to other promotion alternatives. In addition, approximately 20% - 25% of each cooperative FSI program is sold to direct mail marketers who purchase space (referred to as "remnant space") at reduced costs in exchange for accepting such space on an available basis.

Free-Standing Inserts (FSIs)

     Most of the consumer purchase incentives that we publish are featured in cooperative FSIs, which are four-color promotional booklets printed by us at our own facilities and distributed through Sunday newspapers. Cooperative FSIs are booklets containing promotions from multiple advertisers. We produced our first FSI in 1972. In 2000, we inserted our cooperative FSIs in the Sunday edition of over 530 newspapers with a combined average newspaper circulation of over 58 million on 44 publishing dates. By comparison, there were approximately 93.3 million households in the United States, according to information published by the U.S. Census Bureau.

     As a natural extension of our U.S. business, Valassis of Canada publishes the Shop & Save FSI in Canada. The Shop & Save FSI is distributed to approximately 5 million Canadian households through weekend home-delivered newspapers.

     Most FSI sales are made significantly in advance of program dates. We typically announce our annual publication schedule approximately 12 to 18 months in advance of the first publication date and clients may reserve space at any time thereafter. Marketing Services Consultants work closely with customers to select their FSI publication dates from our schedule and coordinate all aspects of FSI printing and publication, as well as to obtain commitments from customers in the form of signed contracts. Our proprietary order entry and ad placement software allows us to produce as many different FSI versions as clients require, typically over 240 different layout versions per publication date. By offering different versions in different markets, we offer our clients greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

     At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This remnant space is sold at a discount, primarily to direct mail marketers, who are placed on a waiting list for space that may become available. We select direct mail marketers as remnant space clients on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Remnant space clients are subject to being "bumped" in favor of a regular price client in need of space at the last minute. Remnant space sales are included in total cooperative FSI sales for financial reporting purposes.

     Total cooperative FSI sales during the year ended December 31, 2000 were $603.0 million, or 70% of our total revenue. The top ten FSI customers accounted for approximately 27% of FSI sales during the year ended December 31, 2000, and no single customer accounted for more than 10% of FSI sales during the same period.

Valassis Impact Promotions (VIP)

     VIP offers its clients specialty print promotion products in customized formats such as die-cuts, posters and calendars, as well as traditional FSI formats. Because these promotions feature only one manufacturer (referred to as "solos"), the customer has the ability to create a completely individualized promotion. While VIP does produce printed material for direct mail programs or for shipment to store locations, its primary product is newspaper-delivered promotions. VIP offers customers the flexibility to run promotions any day of the week in any newspaper throughout the United States. VIP specializes in producing turnkey promotions for franchise retail marketers, such as fast food chains, allowing orders to be placed on a national, regional or local basis.

     VIP sales during the year ended December 31, 2000 were $136.1 million, or 16% of our total revenue. VIP clients are made up primarily of franchise retailers but include other categories, such as telecommunications and computer hardware. Two VIP clients accounted for 22% of VIP sales for the year ended December 31, 2000, with the top ten clients accounting for approximately 48% of total VIP sales.

Targeted Marketing Services

     The Targeted Marketing Services division comprises the following products and services:

Product Sampling and Advertising
--------------------------------

     We offer newspaper-delivered sampling products that gives manufacturers the ability to cost-effectively reach up to 65 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac(R)), placed in a polybag alongside the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch(R)). In addition, Brand Bag(TM) and Brand Bag Plus(TM) offer marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without a sample included. Both products offer clients home-delivered newspaper circulation of up to 46 million households in one weekend. The bags feature the customer's advertising with the option of a weather-resistant tear-off coupon. We increased our competitive advantage in 2000 with the purchase of the consumer direct-to-door product sampling arm of Alternative Marketing Networks. We also offer Targeted Solo Inserts which promote manufacturers' products in conjunction with specific retail locations.

     In 2000, Product Sampling and Advertising generated total revenue of $55.5 million, or 6% of our total revenue. The top ten clients accounted for approximately 60% of Product Sampling and Advertising sales during the year ended December 31, 2000, with two clients accounting for 23% of such sales during the same period.

Run-of-Press (ROP)
------------------

     We arrange for the placement of on-page newspaper ads on behalf of our clients. We serve in an agency role in this regard.

     Media (newspaper placement fees) is the major cost component of ROP distribution, which generally accounts for approximately 98% of our total direct ROP costs. We believe that our clients use us to place ROP because of our ability to negotiate favorable media rates, our well-developed production and placement capabilities, and our capacity to execute integrated FSI and ROP programs. We do not project this division to be a growth area, but rather an additional service offered to our clients.

     ROP customers include primarily package goods manufacturers, pharmaceutical companies and their advertising and promotion agencies. Our total ROP sales were $25.7 million during the year ended December 31, 2000, or 3% of our total revenue. The top ten ROP clients accounted for 80% of the ROP sales during the same period.

Promotion Watch
---------------

     Promotion Watch offers a variety of promotion security consulting services, including the execution of chance promotions such as sweepstakes and contests. We help clients with the entire process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces, and conducting background investigations of winners.

Customer Relationship Marketing (CRM)

     Customer Relationship Marketing allows companies to understand consumer purchase behavior and to use that information to deliver intelligent, targeted promotions. The goal of CRM is to provide retailers with a turnkey service that builds long-term consumer relationships and increases profitability. During 1999, we made a strategic investment in Relationship Marketing Group, Inc., which was later reorganized into a limited liability company, (RMG). In August 2000, VNU Marketing Information and RMS, Inc. invested in RMG and RMG was renamed Valassis Retail Marketing Systems (VRMS). We currently own 22.5% of VRMS and have an option to acquire up to and additional 52.5%. VRMS provides a consumer packaged goods-sponsored direct mail vehicle that uses proprietary software to target grocery retail frequent shopper households based on prior purchase behavior.

     We completed our most significant acquisition to date with the 80% purchase of Boston-based PreVision Marketing(R), a high-end, full-service CRM agency. PreVision had 2000 revenues of $25 million.

Competition

     We compete in the cooperative FSI business principally with News America FSI, Inc., a company owned by The News Corporation Limited. We compete for business primarily on the basis of the following:

     .  client service and sales relationships;
     .  price; and
     .  category availability.

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

     The TMS division competes with Sunflower Marketing for polybag advertising and sampling.

     We compete with several newspaper network groups in the ROP market. As there is no significant capital investment associated with this business, other competitors could easily enter the ROP market. An increase in the number of ROP competitors could result in a loss of market share.

Employees

     As of December 31, 2000, we had approximately 1,400 full-time employees:
432 of these employees are on our sales, sales operations and marketing staff; 791 are involved in manufacturing; 38 are on our management information systems staff; and 139 are involved with administration. None of our employees are represented by a labor union. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Segment Reporting

     For segment financial information for the years 2000, 1999 and 1998, see the table titled "Results of Operations" presented on page 11 under "Management's Discussion & Analysis of Financial Condition & Results of Operations" and in Note 15 of the "Notes to Consolidated Financial Statements" on pages 37 and 38 under Item 8 "Financial Statements and Supplementary Data."

Item 2.  Properties
         ----------

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


Item 3.  Legal Proceedings
         -----------------

         In February 1999, the Company filed a lawsuit alleging that Arthur Andersen LLP repudiated a joint venture agreement with the Company relating to the development of its Customer Relationship Marketing (CRM) product. The lawsuit also named The News Corporation Limited and News America Incorporated as defendants.

         On February 9, 2000, by stipulation made in open court, followed by execution of a settlement agreement on February 29, 2000, the Company settled this litigation in the State of Michigan circuit court for the County of Wayne and related litigation in the form of a declaratory judgment action that Arthur Andersen had commenced against the Company in the State of Illinois Chancery Court for Cook County. The amount paid to the Company by Arthur Andersen LLP against the exchange of mutual releases and stipulations of dismissal with prejudice and without costs as to Arthur Andersen LLP and The News Corporation Limited and News America Incorporated is confidential under the terms of the stipulated settlement. The proceeds of the settlement are included in other revenues in the accompanying consolidated statement of income for the year ended December 31, 2000.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
         --------------------------------------------------------------------

         The Company's common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of the Company's common stock at December 31, 2000 was 251.

High and low stock prices during the twelve months ended December 31, 2000 and 1999 were:


                                2000                         1999
                       -----------------------      ----------------------


                            Sales Price                  Sales Price
Quarter Ended            High          Low            High          Low
----------------------------------------------      ----------------------
March 31               $42.6250      $25.2500       $36.6667      $29.0417
June 30                 39.2500       29.6250        40.8125       33.5000
September 30            39.0625       20.5000        46.5000       35.3125
December 31             32.6875       21.2500        44.2500       36.6250


         Currently, the Company has no plans to pay cash dividends. In addition, should the Company change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash, as well as, subject to the restrictions described in Note 4 to the consolidated financial statements.

Item 6.  Selected Financial Data
         -----------------------

(in thousands of dollars, except per share data)

                                                             YEAR ENDED
---------------------------------------------------------------------------------------------------------------------------------
                                    December 31        December 31         December 31         December 31         December 31
                                       2000                1999               1998                1997                1996
---------------------------------------------------------------------------------------------------------------------------------
Net sales and other revenues         $863,121           $794,566            $741,383            $675,496            $659,108


Earnings from continuing
operations before
extraordinary loss                    202,117            121,134              84,286              69,930              39,775

Total assets                          325,717            247,205             232,014             240,885             273,734

Long-term debt, less
current portion                       325,490            291,354             340,461             367,075             395,865


Earnings per share before
extraordinary loss, basic**              2.30               2.14                1.44                1.15                0.62

Net earnings per share, basic            2.30               2.02                1.21                1.15                0.62

Net earnings per share, diluted          2.27               1.97                1.19                1.13                0.62

Cash dividends declared per share         ---                ---                 ---                 ---                 ---

Ratio of earnings to fixed
charges (1)                              9.44x              7.98x               4.83x               3.92x               2.61x


**The Company recorded a $6.9 million extraordinary loss (net of taxes) during the year ended December 31, 1999 and a $13.6 million extraordinary loss (net of taxes) during the year ended December 31, 1998, as a result of early retirement of a portion of its public debt.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

         Paper represents approximately 41% of the cost of products sold for the Company's FSI business. In 1996, the Company's paper prices experienced dramatic fluctuations, before returning in early 1997 to levels approximating those in 1994. Paper prices again increased in 1997 and the first half of 1998, although at a much lesser rate. Paper costs decreased during the second half of 1998 and throughout 1999. Paper costs increased again in 2000.

         Valassis purchases a combination of coated groundwood #5 and uncoated Super Calendared grade (SCA). All supplies of coated groundwood #5 paper are purchased from three paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any twelve-month period) of the Company's cost of paper. Such cost is adjusted quarterly. As of January 1, 2001, approximately 72% of our paper requirements are under long-term contract. The remainder of the Company's paper requirement is bought pursuant to contracts that are typically three to six months in duration. The Company maintains on average less than 30 days of paper inventory.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:

                                                 YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                                                  Dec. 31,                    Dec. 31,                    Dec. 31,
                                                    2000                        1999                        1998
--------------------------------------------------------------------------------------------------------------------------
                                                           % of                        % of                        % of
(dollar amounts in millions)                Actual       Revenues       Actual       Revenues       Actual       Revenues
--------------------------------------------------------------------------------------------------------------------------
FSI sales                                   $603.0          69.9%       $586.7          73.8%       $567.7          76.6%
VIP sales                                    136.1          15.8         116.5          14.7         103.1          13.9
Targeted Marketing
Services                                      84.2           9.8          69.0           8.7          48.4           6.5
Other sales                                   39.8           4.6          22.4           2.8          22.2           3.0

--------------------------------------------------------------------------------------------------------------------------
Revenues                                     863.1         100.0         794.6         100.0         741.4         100.0
Cost of products sold                        527.5          61.1         491.6          61.9         485.1          65.4

--------------------------------------------------------------------------------------------------------------------------
Gross profit                                 335.6          38.9         303.0          38.1         256.3          34.6
Selling, general and
  administrative expenses                     81.6           9.5          81.8          10.3          77.2          10.4
Amortization of
  intangibles                                  3.1           0.4           5.2           0.7           8.1           1.1
Loss on investments                           14.9           1.7           1.3           0.2           ---           ---

--------------------------------------------------------------------------------------------------------------------------
Operating earnings                           236.0          27.3         214.7          27.0         171.0          23.1
Interest expense                              22.9           2.6          26.0           3.3          34.5           4.7
Writedown of impaired assets                  11.0           1.3           ---           ---           ---           ---

--------------------------------------------------------------------------------------------------------------------------
Earnings before
  income taxes and extra-
  ordinary loss                              202.1          23.4         188.7          23.7         136.5          18.4
Income taxes                                  76.4           8.8          67.5           8.5          52.2           7.1

--------------------------------------------------------------------------------------------------------------------------
Earnings before extra-
  ordinary loss                              125.7          14.6         121.1          15.2          84.3          11.3

Extraordinary loss (net
  of taxes)                                    ---           ---           6.9           0.9          13.6           1.8

--------------------------------------------------------------------------------------------------------------------------

Net earnings                                $125.7          14.6%       $114.2          14.4%       $ 70.7           9.5%

==========================================================================================================================

Calendar 2000 Compared to Calendar 1999
---------------------------------------

Total revenues for 2000 increased 8.6% to $863.1 million from $794.6 million for 1999. Revenues for 2000 include $26.6 million related to net proceeds from a lawsuit settlement. Revenues for 1999 include $15.1 million in sales from the direct merchandising division of Valassis of Canada, which was discontinued in the fourth quarter of 1999. Without the effects of these items, the increase in revenues would be 7.3%. This increase was partially a result of a 1.8% rise in FSI revenue from $592.2 million in 1999 to $603.0 million in 2000. The FSI revenue increase is attributable to overall industry page growth partially offset by a reduction in remnant pricing. In addition, VIP experienced a 16.8% increase in sales in 2000 compared to 1999 as a result of the continued strength of its core client base as well as increased demand from new categories. Targeted Marketing Services rose 22.0% in 2000 to $84.2 million, from $69.0 million in 1999. This increase was primarily a result of growth in the sampling and advertising business.

Gross margin increased from 38.1% in 1999 to 38.9% for 2000. Excluding the impact of a lawsuit settlement included in other revenues in the first quarter of 2000, gross margin would have decreased to 36.9%. This decrease was due primarily to increases in paper costs, a reduction in remnant pricing and the publication of four "custom co-ops" which operate at a lower margin than the regular co-op FSI.

Losses on equity investments (Save.com, IDS and VRMS) in 2000 totaled $14.9 million. This included a charge of $10.3 million for Save.com losses which were recognized after the original investment was written off as an offset to outstanding loan balances, due to the fact that VCI was the sole financing source for Save.com.

Due to the uncertainty in the public markets regarding internet start-ups and the difficulty that Save.com and IDS are having securing additional financial backing at this time, the Company has fully reserved against its investments, receivables and commitments with these companies. The Company also wrote off the goodwill of The Net's Best in the amount of $4.0 million due to the discontinuance of the business and related products and services. These actions resulted in an additional pre-tax charge of $11.0 million.

Interest expense was down for the year ended December 31, 2000 to $22.9 million from $26.0 million in 1999. The Company retired $114.0 million of its public debt in 1999. During the fourth quarter of 1999, the Company repurchased on the open market approximately $114.0 million in aggregate principal amount of its
9.55 % Senior Notes due 2003 for $129.4 million. See Liquidity and Capital Resources for further information.

The effective tax rate was 37.8% for the year ended December 31, 2000, compared with 35.8% for the same period in 1999. The effective tax rate increase is primarily the result of a lower tax rate in 1999 due to tax benefits associated with the writedown of our foreign investment associated with the Valassis of Canada direct mail merchandising division.

Earnings for the year ended December 31, 2000 were up 3.8% to $125.7 million versus $121.1 million (before extraordinary item) for last year.

Calendar 1999 Compared to Calendar 1998
---------------------------------------

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

Selling, general and administrative expenses increased to $81.7 million in 1999. The Company's results for 1998 include a one-time charge of $6.0 million related to the early retirement of the Company's former CEO. Without this one-time charge, SG&A would have increased 14.8% during 1999, versus the prior year. This increase is primarily the result of costs associated with new business development and higher incentive based pay programs as a result of stronger sales and profits in 1999 as compared to 1998.

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

Liquidity and Capital Resources
-------------------------------

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

Cash and cash equivalents totaled $11.1 million at December 31, 2000, flat from December 31, 1999. This was the result of cash provided by operating activities of $114.1 million, and cash used in investing activities and financing activities of $56.7 million and $57.5 million, respectively, in 2000.

Cash flow from operating activities decreased to $114.1 million for the year ended December 31, 2000 from $146.7 million for the year ended December 31, 1999. The Company used this cash flow during 2000, in addition to amounts available under its credit facility, to repurchase $90.8 million of its common stock. In addition, during 2000 the Company used $43.0 million of its cash flow to fund strategic acquisitions and equity investments. For further details, see
Note 13 of the "Notes to Consolidated Financial Statements" on page 36.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program.

In February 2000, the Company entered into a forward share repurchase agreement with a financial institution allowing the Company to acquire approximately 1.7 million shares of its common stock at a price of $29.72 per share, plus interest. The purchases settled as follows: 0.7 million shares on April 3, 2000; 0.5 million shares on July 3, 2000; and 0.5 million shares on October 2, 2000. As of December 31, 2000, the Company had authorization to repurchase an additional 2,324,300 shares of its common stock under its existing share repurchase program.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

Capital expenditures were $14.0 million for the year ended December 31, 2000. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs at its three printing facilities and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Recent Accounting Pronouncements
--------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.


Business Outlook
----------------

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

--Price and volume increases for the Company's principal product, the free-standing insert, are expected to result in approximately a 4% increase in FSI revenue for 2001.

--The average price of paper, which is a major cost factor in the Company's business, increased in 2000. The average price of paper in 2001 is expected to be flat versus the average in 2000.

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

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and December 31, 1999.

                                                                               THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
Thousands of dollars,
except per share data                                          Mar. 31         June 30         Sept. 30        Dec. 31
----------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended December 31, 2000
Revenue                                                        $239,037**      $211,085        $191,073        $221,926
Cost of products sold                                           128,838         129,571         122,181         146,883
Earnings, before extraordinary item                              53,411          34,383          25,662          12,243
Earnings per common share, before
  extraordinary item, basic                                        0.96            0.63            0.47            0.24
Net earnings                                                     53,411          34,383          25,662          12,243+
Net earnings per common share, diluted                             0.94            0.62            0.47            0.23

Thousands of dollars,
except per share data                                          Mar. 31         June 30         Sept. 30        Dec. 31
----------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended December 31, 1999
Revenue                                                        $222,205        $194,999        $177,485        $199,877
Cost of products sold                                           138,421         122,345         108,233         122,594
Earnings, before extraordinary item                              33,891          28,503          26,055          32,685*
Earnings per common share, before
  extraordinary item, basic                                        0.59            0.50            0.46            0.59
Net earnings                                                     33,891          28,503          25,955#         25,852#

** Revenue includes the proceeds from the settlement of a lawsuit. See Note 8 to the Consolidated Financial Statements.
* Earnings before extraordinary item include a one-time tax benefit of $4.4 million associated with the writedown of our foreign investment in Valassis of Canada direct mail merchandising division, and $1.7 million in close-down costs.
# Net earnings for the quarter ended September 30, 1999 and December 31, 1999 include an extraordinary loss (net of taxes) of $0.1 million and $6.8 million, respectively, as a result of the early retirement of a portion of the Company's public debt.
+ Includes the effect of impairment charges to record losses on investments, loans and commitments related to Save.com and IDS, and the write off of goodwill related to The Net's Best.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to interest rate risk from its long-term debt. A portion of the Company's debt is fixed rate, the remainder being a revolving credit facility at a variable rate. See Note 4 of the Notes to Consolidated Financial Statements for components of the Company's long-term debt.

The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to its variable debt. As of December 31, 2000, the analysis indicated that such market movements would result in additional expense of approximately $800,000 and would not have a material effect on the Company's consolidated results of operations or on the fair value of its risk-sensitive financial instruments.

The Company does not have a material exposure to risks associated with foreign currency fluctuations related to our operations and does not use derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                         VALASSIS COMMUNICATIONS, INC.
                          Consolidated Balance Sheets

                                                                    December 31,          December 31,
(in thousands)                                                          2000                  1999
------------------------------------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents                                            $  11,140             $  11,089
 Accounts receivable (less allowance for
   doubtful accounts of $1,322 at December 31,
   2000 and $1,386 at December 31, 1999)                                114,554                94,105
 Inventories:
   Raw materials                                                         10,542                11,729
   Work in progress                                                      17,338                17,498
 Prepaid expenses and other                                              10,729                 4,581
 Deferred income taxes (Note 6)                                           3,356                 1,473
 Refundable income taxes                                                    ---                   448

------------------------------------------------------------------------------------------------------
Total current assets                                                    167,659               140,923

------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
 Land and buildings                                                      21,648                21,590
 Machinery and equipment                                                123,043               121,956
 Office furniture and equipment                                          31,638                21,909
 Automobiles                                                              1,117                 1,116
 Leasehold improvements                                                   1,857                 1,166

------------------------------------------------------------------------------------------------------
                                                                        179,303               167,737
Less accumulated depreciation and amortization                         (119,265)             (114,926)

------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                        60,038                52,811

------------------------------------------------------------------------------------------------------
Intangible asset (Note 3):
    Goodwill                                                            107,756                72,754
    Other intangibles                                                    85,137                85,387

------------------------------------------------------------------------------------------------------
                                                                        192,893               158,141
 Less accumulated amortization                                         (120,030)             (118,050)

------------------------------------------------------------------------------------------------------
Net intangible assets                                                    72,863                40,091

------------------------------------------------------------------------------------------------------
Equity investments and advances to
   investees (Notes 13 and 14)                                           18,136                 9,580
Other assets                                                              3,083                 2,412
Deferred income taxes (Note 6)                                            3,938                   ---
------------------------------------------------------------------------------------------------------
Total assets                                                          $ 325,717             $ 245,817
======================================================================================================

                         VALASSIS COMMUNICATIONS, INC.
                    Consolidated Balance Sheets, Continued

                                                                               December 31,        December 31,
(in thousands, except share data)                                                  2000                1999
----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                             $  85,671           $  77,683
   Accrued interest                                                                 3,919               3,645
   Accrued expenses                                                                31,412              30,250
   Progress billings                                                               49,029              57,733
   Income taxes payable                                                             1,019                   -

----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         171,050             169,311

----------------------------------------------------------------------------------------------------------------
Long-term debt (Note 4)                                                           325,490             291,354

Deferred income taxes (Note 6)                                                          -               1,871
Other non-current liabilities                                                       1,681                   -

Commitments and contingencies (Notes 7 and 8)

Stockholders' deficit (Notes 9, 10 and 11):

   Preferred stock of $.01 par value. Authorized 25,000,000
     shares; no shares issued or outstanding at December 31,
     2000 and December 31, 1999.
   Common stock of $.01 par value. Authorized
     100,000,000 shares; issued 62,932,556 at
     December 31, 2000 and 62,715,893 at
     December 31, 1999; outstanding 53,562,676
     at December 31, 2000 and 56,128,478 at
     December 31, 1999                                                                629                 627
   Additional paid-in capital                                                      87,015              76,898
   Deferred compensation                                                           (1,983)             (1,135)
   Retained earnings (accumulated deficit)                                         73,963             (51,736)
   Foreign currency translations                                                     (460)               (478)
   Treasury stock, at cost (9,369,880 shares at
     December 31, 2000 and 6,587,415 shares at
     December 31, 1999)                                                          (331,668)           (240,895)

----------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                      (172,504)           (216,719)

----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficit                                     $ 325,717           $ 245,817
================================================================================================================


See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                       Consolidated Statements of Income

                                                                                           YEAR ENDED
---------------------------------------------------------------------------------------------------------------------
                                                                              Dec. 31,       Dec. 31,       Dec. 31,
(in thousands, except per share data)                                           2000           1999           1998
---------------------------------------------------------------------------------------------------------------------
Revenues:                                                                     $835,342       $793,860       $739,208
  Net sales

  Other (see Note 8)                                                            27,779            706          2,175

---------------------------------------------------------------------------------------------------------------------
Total revenues                                                                 863,121        794,566        741,383

---------------------------------------------------------------------------------------------------------------------
Costs and expenses:

  Cost of products sold                                                        527,473        491,593        485,103

  Selling, general and administrative                                           81,588         81,770         77,224

  Loss on equity investments                                                    14,919          1,342            ---

  Amortization of intangible assets                                              3,080          5,243          8,097

  Interest                                                                      22,924         25,968         34,450

  Writedown of impaired assets                                                  11,020              -              -

---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                       661,004        605,916        604,874

---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary loss                            202,117        188,650        136,509

Income taxes (Note 6)                                                           76,418         67,516         52,223

---------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary loss                                             125,699        121,134         84,286

Extraordinary loss (net of tax benefit)                                              -          6,933         13,598

---------------------------------------------------------------------------------------------------------------------
Net earnings                                                                  $125,699       $114,201       $ 70,688
=====================================================================================================================

Earnings per common share before extraordinary loss, basic                    $   2.30       $   2.14       $   1.44
=====================================================================================================================
Earnings per common share before extraordinary loss, diluted                  $   2.27       $   2.09       $   1.42
=====================================================================================================================
Net earnings per common share, basic                                          $   2.30       $   2.02       $   1.21
=====================================================================================================================
Net earnings per common share, diluted                                        $   2.27       $   1.97       $   1.19
=====================================================================================================================


See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
               Consolidated Statements of Stockholders' Deficit

                                                                        Retained                                 Total
                                              Additional   Deferred     Earnings                   Foreign       Stock-
                                     Common    Paid-in      Compen-   (Accumulated   Treasury      Currency     holders'
(in thousands)                       Stock     Capital      sation      Deficit)       Stock      Translation    Deficit
--------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1998           $445    $ 72,399          -      ($236,625)   ($113,040)        ($146)   ($276,967)

Net earnings                                                              70,688                                  70,688

Stock repurchase                                                                     (105,745)                  (105,745)

Exercise of stock options               16      40,660                                                            40,676

Stock grants                             1       2,975                                                             2,976

Foreign currency translation                                                                           (152)        (152)

--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998          462     116,034          -       (165,937)    (218,785)         (298)    (268,524)

Net earnings                                                             114,201                                 114,201

Stock repurchase                                                                      (80,498)                   (80,498)

3-for-2 stock split                    165     (46,616)                                46,451                          -

Exercise of stock options                        4,732                                 11,937                     16,669

Deferred compensation                                      (1,135)                                                (1,135)

Stock grants                                     2,748                                                             2,748

Foreign currency translation                                                                           (180)        (180)

--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999          627      76,898     (1,135)       (51,736)    (240,895)         (478)    (216,719)

Net earnings                                                             125,699                                 125,699

Stock repurchase                                                                      (94,429)                   (94,429)

Exercise of stock options                1       1,227                                  3,656                      4,884

Deferred compensation                                        (848)                                                  (848)

Stock grants                             1       8,890                                                             8,891

Foreign currency translation                                                                             18           18

--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000         $629    $ 87,015    $(1,983)    $   73,963   $ (331,668)       $ (460)  $ (172,504)
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                     Consolidated Statements of Cash Flow

(in thousands)                                                                       YEAR ENDED
-----------------------------------------------------------------------------------------------------------------
                                                                      Dec. 31,         Dec. 31,         Dec. 31,
                                                                        2000             1999             1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net earnings                                                        $125,699         $114,201         $ 70,688
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:

    Depreciation                                                         8,222            7,660            7,622

    Amortization of intangibles and bond discount                        3,080            5,243            8,222

    Provision for losses on accounts receivable                          1,208            1,867              900

    Writedown of impaired assets                                        11,020                -                -

    Losses on equity investments                                        14,919            1,342                -

    Stock-based compensation charge                                      3,801            2,194            2,714

    (Gain)/loss on sale of property, plant and equipment                   295              (55)              25

    Deferred income taxes                                               (7,693)             677             (628)

    Changes in assets and liabilities
    which increase (decrease) cash flow:

        Accounts receivable                                            (18,905)            (542)         (14,649)

        Inventories                                                      1,347            2,641           (5,173)

        Prepaid expenses and other                                      (5,715)             433           (1,019)

        Other assets                                                   (17,351)          (5,413)             894

        Other liabilities                                                1,106                -                -

        Accounts payable                                                 1,825            8,619            9,838

        Accrued interest and expenses                                   (1,183)           3,261           (2,101)

        Income taxes                                                     1,441            5,499           10,242

        Progress billings                                               (8,930)            (882)             376

-----------------------------------------------------------------------------------------------------------------
Total adjustments                                                      (11,513)          32,544           17,263

-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             $114,186         $146,745         $ 87,951
=================================================================================================================

                         VALASSIS COMMUNICATIONS, INC.
                Consolidated Statements of Cash Flow, Continued


(in thousands)                                                                        YEAR ENDED
------------------------------------------------------------------------------------------------------------------
                                                                       Dec. 31,         Dec. 31,         Dec. 31,
                                                                         2000             1999             1998
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                          $(14,044)       $ (14,261)       $ (13,418)
  Proceeds from sale of property, plant and equipment                      263              203               73
  Acquisition of PreVision Marketing, net of cash acquired             (29,929)               -                -
  Other investments and acquisitions                                   (12,127)         (10,659)            (450)
  Other                                                                   (828)            (210)            (161)

------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (56,665)         (24,927)         (13,956)

------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

  Proceeds from issuance of common stock                                 3,656           11,937           29,991
  Purchase of treasury shares                                          (94,429)         (80,498)        (105,745)
  Repayment of long-term debt                                           (2,797)        (219,745)        (153,739)
  Borrowings of long-term debt                                               -           99,738          127,000
  Net borrowings under revolving line of credit                         36,100           70,900                -

------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                  (57,470)        (117,668)        (102,493)

------------------------------------------------------------------------------------------------------------------
Net increase / (decrease) in cash and cash equivalents                      51            4,150          (28,498)

Cash and cash equivalents at beginning of the year                      11,089            6,939           35,437

------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                          $ 11,140        $  11,089        $   6,939
==================================================================================================================
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                              $ 22,650        $  26,865        $  35,006
  Cash paid during the year for income taxes                          $ 82,643        $  56,625        $  34,186
  Non-cash financing activities:
    Stock issued under stock-based compensation plan                  $  8,890        $   2,748        $   2,976



See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements

(1)  THE COMPANY

Valassis Communications, Inc. (VCI or the Company) became a publicly-held company upon completion of its initial public offering on March 18, 1992. The Company operates in a single industry and principally produces free-standing inserts for customers in the package goods industry throughout the United States. No single customer accounted for more than 10 percent of the Company's sales during the years ended December 31, 1998, 1999, or 2000.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 1999 and 1998 have been reclassified to conform to current period classifications.

REVENUE RECOGNITION

Sales and earnings are recognized in the period the product is inserted for distribution. Progress billings represent customer billings in advance of the insertion date.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are accounted for using the first in, first out (FIFO) method of inventory valuation.


ADVERTISING

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $1,457,000, $1,369,000
and $1,953,000, respectively.

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

                    Class                              Range
                    -----                              -----
             Buildings                             5 - 20 years
             Machinery and equipment               5 - 15 years
             Office furniture and fixtures         3 - 5 years
             Automobiles                           3 years
             Leasehold improvements                3 - 10 years

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 10 to 40 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as well as APB No. 17, "Intangible Assets," the carrying value of goodwill is reviewed if circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows. As part of this review, the Company assesses the useful lives assigned to intangible assets. In 2000, goodwill totaling $4.0 million related to The Net's Best was written off due to discontinuance of the business and related products and services. During 1999, the lives of certain intangible assets (primarily goodwill and the Valassis name) associated with the purchase of the assets and FSI business of GFV Communications in December 1996 were changed from 20 years to 40 years. This change was deemed appropriate based on the continuing significance of the FSI business to Valassis. In 1999, the effect of this change was to increase earnings before income taxes and extraordinary item and net earnings by approximately $3.1 million and EPS by approximately $0.05 per share on a diluted basis. See Note 3 for further details.

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

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements


RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments (none at December 31, 2000 and December 31, 1999) with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

The Company's debt is also a financial instrument with excess of stated value over fair market value of $3.7 million at December 31, 2000 and an excess of stated value over fair market value of $5.7 million at December 31, 1999. See
Note 4 for additional fair value disclosure.

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

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements


(3)  INTANGIBLE ASSETS

Intangible assets, which principally arose from the 1986 acquisition of specific net assets from GFV Communications, Inc., and its related affiliates, consist of the following:

                                                                                            Remaining
(dollars in thousands)                                                                     Amortizable
                               Original                      Unamortized    Unamortized      Life in
                              Amortizable     Intangible      Balance at     Balance at      Years at
Intangible Assets            Life in Years  Assets, at Cost  Dec. 31, 1999  Dec. 31, 2000  Dec. 31, 2000
---------------------------------------------------------------------------------------------------------
Goodwill                        20 - 40         $107,756        $24,705        $58,960        20 - 26

The Valassis name
  and other                          40           32,100         12,251         11,796             26

Pressroom operating
  systems                        13.375           50,000            808            ---            ---

Other                           10 - 40            3,037          2,327          2,107           8-26

---------------------------------------------------------------------------------------------------------
                                                $192,893        $40,091        $72,863
=========================================================================================================

As a result of the impairment of The Net's Best product line in 2000, goodwill totaling $4.0 million was written-off in 2000.

(4)  LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                   Dec. 31,        Dec. 31,
(in thousands)                                       2000            1999
----------------------------------------------------------------------------

Revolving Credit Facility                          $210,000        $173,900

9.55% Senior Notes due 2003                          15,771          17,767

6 5/8% Senior Notes due 2009                         99,719          99,687

----------------------------------------------------------------------------
                                                    325,490         291,354
Less current portion                                   ----            ----
----------------------------------------------------------------------------
                                                   $325,490        $291,354
============================================================================

In January 1999, the Company issued $100 million of public debt due 2009. The net proceeds from such offering were used to retire outstanding indebtedness under the Credit Facility. The Company borrowed additional amounts under the Credit Facility to refinance the debt that was due March 15, 1999. Minimum long-term debt maturities are approximately $16 million in 2003 and $100 million in 2009.

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

CREDIT FACILITY

In November 1998, the Company replaced its revolving line of credit with a $160 million revolving credit facility pursuant to an agreement with Comerica Bank and several other banks (collectively, the "Banks") with Comerica acting as Agent for the Banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement was amended in August 1999 to increase the available credit to $230 million. The Revolving Credit Agreement matures in October 2002. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate. At December 31, 2000, there was $210.0 million outstanding under this facility.

The Revolving Credit Agreement requires the Company to meet certain financial covenants. At December 31, 2000, under the most restrictive covenant, VCI would have been able to declare a dividend up to $12.5 million. In addition, the Revolving Credit Agreement contains certain restrictive covenants that prescribe limits on VCI's ability to, among other things, create or incur additional indebtedness, make certain investments and other restricted payments, incur liens, purchase or redeem its capital stock, pay dividends and make other distributions, make acquisitions, engage in transactions with affiliates, enter into mergers or consolidations, liquidate, sell, lease, or otherwise transfer their business or property to another entity, engage in any business other than the business engaged in by VCI or substantially similar lines of business, and to enter into certain sales and leaseback transactions.

PUBLIC DEBT

At December 31, 2000, the Company's public debt consists of 9.55% Senior Notes due 2003 issued under an indenture dated November 15, 1994 and 6 5/8% Senior Notes due 2009 issued under an indenture dated January 12, 1999. The Senior Notes are general unsecured obligations of VCI and rank on parity in right of payment with all other Senior Indebtedness of VCI. Interest is payable on the 2003 Senior Notes semiannually on June 1 and December 1 of each year. Interest is payable on the 2009 Senior Notes semi-annually on January 15 and July 15 of each year.

The stated amount of the Company's public debt under the 9.55% Senior Notes due 2003 at December 31, 2000 is $15.8 million. The stated amount of the public debt under the 6 5/8% Senior Notes due 2009 at December 31, 2000 is $100 million.

Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The debt is traded in the over-the-counter market. At December 31, 2000, the estimated fair market value of the debt was $3.7 million under stated value. The debt had an estimated fair market value of $5.7 million under stated value at December 31, 1999. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The public debt contains certain restrictive covenants similar to those described for the Revolving Credit Agreement.

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements


(5)  PROFIT SHARING AND BONUS PLANS

The Company has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

Expenses under the aforementioned plans were as follows:


                                                   YEAR ENDED
----------------------------------------------------------------------------
                                     Dec. 31,       Dec. 31,       Dec. 31,
(in thousands)                         2000           1999           1998
----------------------------------------------------------------------------
Profit sharing plan                  $ 3,062        $ 4,262        $ 3,357

Bonus plans for salaried,
  sales and hourly personnel           8,298         11,190          7,674

Bonus plan for executives              1,342          1,823          2,105


(6) INCOME TAXES

For financial reporting purposes, earnings before income taxes and extraordinary loss include the following components.

                                                   YEAR ENDED
----------------------------------------------------------------------------
                                     Dec. 31,       Dec. 31,       Dec. 31,
(in thousands)                         2000           1999           1998
----------------------------------------------------------------------------
Pre-tax income (loss):
      United States                  $201,605       $188,414       $136,722
      Foreign                             511            236           (213)

----------------------------------------------------------------------------
                                     $202,116       $188,650       $136,509
============================================================================

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements


Income taxes have been charged to earnings before extraordinary loss as follows:

                                                    YEAR ENDED
--------------------------------------------------------------------------
                                          Dec. 31,    Dec. 31,   Dec. 31,
(in thousands)                              2000        1999       1998
--------------------------------------------------------------------------

Federal:
      Current                             $76,706     $60,440    $48,442
      Deferred (credit)/provision          (7,693)        677       (628)

State and Local                             7,405       6,399      4,409

--------------------------------------------------------------------------
                                          $76,418     $67,516    $52,223
==========================================================================

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes and extraordinary item as follows:


                                                                                YEAR ENDED
----------------------------------------------------------------------------------------------------------
                                                                   Dec. 31,       Dec. 31,       Dec. 31,
(in thousands)                                                       2000           1999          1998
----------------------------------------------------------------------------------------------------------
Expected income tax expense                                        $70,741        $66,028        $47,778

Increase (decrease) in taxes
resulting from:

   Tax effect of non-deductible foreign
    losses                                                             ---             83            (75)

   Tax effect of writedown in foreign investments                      ---         (2,823)           ---

    Amortization of intangibles                                        427            427          1,500

    State and local income taxes,
    net of federal benefit                                           4,813          4,159          2,866

    Other items, net                                                   437           (358)           154

----------------------------------------------------------------------------------------------------------
Actual income tax expense, before extraordinary item               $76,418        $67,516        $52,223
==========================================================================================================

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements

The sources of deferred income taxes and effects of each were as follows:

                                                                     YEAR ENDED
---------------------------------------------------------------------------------------------------
                                                  Dec. 31,             Dec. 31,           Dec. 31,
(in thousands)                                      2000                 1999               1998
---------------------------------------------------------------------------------------------------
Equity losses                                     $(3,160)               $ ---            $   ---
Depreciation and amortization                         798                   96                529
Allowance for uncollectable accounts               (1,134)                  13                 64
General reserves                                   (1,088)                 ---                ---
Consulting agreement                                  155                  333             (1,297)
Prepaid revenues                                     (646)                 117                ---
Deferred compensation                              (1,651)                 ---                ---
Restricted stock grants                              (621)                 150                ---
Other items, net                                     (346)                 (32)                76
---------------------------------------------------------------------------------------------------
                                                  $(7,693)               $ 677            $  (628)
===================================================================================================

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                       Dec. 31,            Dec. 31,
(in thousands)                                                           2000                1999
----------------------------------------------------------------------------------------------------
Long term deferred income tax assets (liabilities):

    Fixed assets                                                       $(3,570)           $ (2,787)
    Deferred compensation                                                1,651                 ---
    General reserves                                                     1,088                 ---
    Restricted stock                                                       935                 ---
    Consulting agreement                                                   810                 964
    Equity losses                                                        3,160                 ---
    Other                                                                 (136)                (48)

----------------------------------------------------------------------------------------------------
Total long term deferred income tax assets (liabilities)               $ 3,938             ($1,871)
====================================================================================================
Current deferred income tax assets:

    Inventory                                                          $   619            $    629
    Allowance for uncollectible accounts                                 1,621                 487
    Minority interest net operating loss carryforward                    1,428                 134
    Prepaid advertising revenue                                            763                 117
    Other - net                                                            353                 240

----------------------------------------------------------------------------------------------------
Current total deferred income tax assets                                 4,784               1,607

Valuation allowance                                                     (1,428)               (134)

----------------------------------------------------------------------------------------------------
Net current deferred income tax assets                                 $ 3,356            $  1,473
====================================================================================================

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements

(7)  COMMITMENTS

Total operating lease rentals, for various office space, charged to expense was $3.1 million, $3.2 million and $3.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2000 are as follows:

              Year Ending December 31,            (in thousands)
              --------------------------------------------------
              2001..............................         $ 3,229
              2002..............................           2,814
              2003..............................           2,480
              2004..............................           2,129
              2005..............................           1,894
              Thereafter........................          12,172
              --------------------------------------------------
                                                         $24,718
              ==================================================


On January 20, 1992 and February 11, 1992, VCI's Board of Directors approved employment agreements, which include non-compete clauses, for certain executives which became effective upon the public offering of its common stock. All such agreements have since been amended. Future commitments pursuant to such employment agreements are as follows:

          (in thousands)
          Year Ended                   Base Salary     Maximum Cash Bonus
          ---------------------------------------------------------------
          Dec. 31, 2001.............      $2,025             $2,025
          Dec. 31, 2002.............       1,285              1,285
          Dec. 31, 2003.............         935                935

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

On February 9, 2000, by stipulation made in open court, followed by execution of a settlement agreement on February 29, 2000, the Company settled this litigation in the State of Michigan circuit court for the County of Wayne and related litigation in the form of a declaratory judgment action that Arthur Andersen had commenced against the Company in the State of Illinois Chancery Court for Cook County. The amount paid to the Company by Arthur Andersen LLP against the exchange of mutual releases and stipulations of dismissal with prejudice and without costs as to Arthur Andersen LLP and The News Corporation Limited and News America Incorporated is confidential under the terms of the stipulated settlement. The proceeds of the settlement are included in other revenues in the accompanying condensed consolidated statement of income for the year ended December 31, 2000.

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

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements

(9)  STOCKHOLDERS' EQUITY

The Company's stockholders' equity is negative, despite continued profitability, due to approximately $900 million in dividends paid to its former parent company in 1992, prior to and as a result of its initial public offering.

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

Options granted under the Company's Amended and Restated 1992 Long-Term Incentive Plan, which authorized the issuance of a maximum of 11,045,921 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

Options granted under the Company's Broad-Based Incentive Plan, which authorized the issuance of a maximum of 965,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

At December 31, 2000, there were outstanding options among 1,619 participants for the purchase of 6,714,502 shares. At December 31, 2000, there were 483,331 shares available for grant.

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements

The following options to purchase the Company's common shares were outstanding under the Plan on December 31, 2000.

                                 OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
--------------------------------------------------------------------------------  -------------------------------
                                                  Weighted-                                            Weighted-
                          Outstanding              Average           Weighted-      Exercisable         Average
       Range of              As of               Contractual          Average          As of           Exercise
    Exercise Prices        12/31/2000               Life          Exercise Price     12/31/2000          Price
----------------------- ---------------         -------------   ------------------ --------------     -----------
  $ 4.5501 - $ 9.1000         10,500                 2.9              $   6.50         10,500          $   6.50
  $ 9.1001 - $13.6500        256,240                 4.5              $11.3333        215,876          $11.3333
  $13.6501 - $18.2000        160,824                 6.0              $14.1846        135,392          $14.2036
  $18.2001 - $22.7500      3,203,708                 6.1              $21.4181      2,347,028          $21.4516
  $22.7501 - $27.3000         57,200                 9.6              $26.1260          4,500          $25.5417
  $27.3001 - $31.8500        718,750                 9.9              $28.4091         22,010          $29.5307
  $31.8501 - $36.4000      2,026,325                 4.8              $34.6478      1,199,925          $34.6511
  $36.4001 - $40.9500         74,155                 8.6              $37.7655         17,933          $37.8137
  $40.9501 - $45.5000        206,800                 9.0              $42.3037          9,860          $42.2960

                         -----------                ----              --------      ---------          --------
                           6,714,502                 6.2              $26.4414      3,963,024          $24.7851
                         ===========                ====              ========      =========          ========

A summary of the Company's stock option activity for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                              Year Ended December 31,                  Year Ended December 31,
                                                       2000                                     1999
                                        --------------------------------------    --------------------------------------
                                                                 Weighted                               Weighted
                                                                  Average                                Average
                                                                 per Share                              per Share
                                           Shares             Exercise Price          Shares         Exercise Price
                                        ------------        ------------------     ------------  -----------------------
Outstanding at beginning of year         5,758,077                $25.05            4,370,135             $19.97
Granted                                  1,306,775                $30.00            2,008,890             $34.77
Exercised                                 (178,135)               $18.43             (555,481)            $20.54
Forfeited                                 (172,215)               $29.45              (65,467)            $22.99
                                        ----------                                 ----------
Outstanding at end of year               6,714,502                $26.44            5,758,077             $25.05
                                        ==========                                 ==========
Options exercisable at year end          3,963,024                $24.79            3,586,887             $24.82
                                        ==========                                 ==========

                                              Year Ended December 31,
                                                       1998
                                        --------------------------------------
                                                                 Weighted
                                                                  Average
                                                                 per Share
                                           Shares             Exercise Price
                                        ------------        ------------------
Outstanding at beginning of year         3,917,770                $13.85
Granted                                  2,866,275                $21.75
Exercised                               (2,396,457)               $12.18
Forfeited                                  (17,453)               $13.81
                                        ----------
Outstanding at end of year               4,370,135                $19.97
                                        ==========
Options exercisable at year end            311,123                $11.43
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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 36%, 34% and 34%, weighted-average risk-free interest rates of 5.23%, 5.00% and 4.80%, and weighted-average expected lives of 7.8, 5.7 and 5.0 years.

No options were granted at greater than market value in 2000, 1999 and 1998. The weighted average per share fair value of options granted at market value was $15.29 in 2000, $14.21 in 1999 and $12.42 in 1998. The weighted average exercise price of options granted in 2000, 1999 and 1998 was $30.00, $34.77 and $21.75,
respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share follows (in thousands except for earnings per share information):

                                           2000        1999       1998
                                         --------    --------   --------
               Pro forma net earnings    $116,824     $94,549    $66,604

               Pro forma earnings
                 per share, basic        $   2.14     $  1.67    $  1.71

               Pro forma earnings per
                 share, diluted          $   2.11     $  1.63    $  1.68

The pro forma effects in 2000, 1999 and 1998 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(10) STOCK COMPENSATION PLANS

The following summarizes the Company's stock compensation plans:

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of or as a supplement to a cash raise, to non-employee, non-affiliated directors as a portion of their fee, and to participants in the Employee Stock Purchase Plan as described in the following paragraph. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its then Chief Operating Officer, Alan F. Schultz, 11,250 shares of restricted stock were issued to Mr. Schultz annually in January 1996, 1997 and 1998, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock will be recognized on the straight-line method over the vesting period. Such pre-tax expense was approximately $94,000, $94,000 and $196,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, several executives

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements

received restricted stock grants totaling 54,000 shares, 57,750 shares and 39,000 shares in 2000, 1999 and 1998, respectively, each vesting over a three-year period. The expense related to this plan is recognized over the vesting period and was approximately $1,546,000, $1,145,000 and $694,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Also during 2000, 1999 and 1998, a portion of the total payments to the outside directors, was paid in restricted stock from this plan, with a total value of approximately $120,000, $124,500 and $95,000, respectively.

Employee Stock Purchase Plan

All full-time employees are eligible to participate in VCI's Employee Stock Purchase Plan. The plan provides that participants may authorize VCI to withhold a portion of earnings to be used to purchase VCI's common stock at prevailing market prices. Under the plan, VCI contributed on behalf of each participant 25% of the participant's contributions during the year. The value of the Company's stock contributed by the Company and expensed totaled approximately $210,000, $172,000 and $302,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executive officers. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to a previous employment agreement between the Company and David A. Brandon, the Company's former President and Chief Executive Officer, Mr. Brandon received 67,500 shares of restricted stock in 1998 and 45,000 shares in 1997. Compensation expense was recognized over the vesting period and was dependent on the market value of stock at the end of each quarter. Pursuant to an employment agreement between the Company and its then Chief Executive Officer, Alan F. Schultz, 22,500 shares of restricted stock were issued to Mr. Schultz in 2000. This grant vests in one year from the date of grant. Pre-tax compensation expense related to the plan for years ended December 31, 2000, 1999 and 1998 was approximately $.7 million, $.6 million and $1.1 million, respectively.

401(k) Plan

The Company's 401(k) Plan includes a 25% match, payable in VCI stock, on each participant's annual contributions to the Plan that are invested in VCI stock at the end of the year. The expense related to this plan for the year ended December 31, 2000, 1999 and 1998 was approximately $228,000, $230,000 and
$160,000, respectively.

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

The Company discontinued the business and related products and services of The Net's Best in 2000. As a result, goodwill totaling $4.0 million was written off.

(13) ACQUISITIONS AND INVESTMENTS

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

(14) RELATED PARTY TRANSACTIONS/IMPAIRMENT RESERVES

The Company owns 22.5% of Valassis Relationship Marketing Systems, LLC ("VRMS"). At December 31, 2000, the Company had amounts receivable from VRMS totaling $6.0 million. The receivable from VRMS is included in equity investments and advances to investees in the accompanying consolidated balance sheet

The Company owns approximately 50% of Save.com. The Company has notes receivable from Save.com due July 2002. The notes bear interest at 10% and 8% annually. At December 31, 2000, the balances of the notes receivable were $1.8 million and $8.5 million, respectively. Since Valassis was the sole financing source for Save.com, 100% of Save.com's losses were recognized in 2000 to the extent of the outstanding loan balances, resulting in a reserve of $10.3 million. In addition, the Company has a commitment to fund Save.com $2.9 million in the future.

The Company indirectly owns 54% of Independent Delivery Services ("IDS"). At December 31, 2000, the Company's investment totaled $1.0 million, and the amount receivable from IDS totaled $2.2 million. In addition, the Company has a commitment to fund IDS $0.8 million in the future.

Due to the deterioration of Save.com's and IDS's financial condition in 2000, the uncertainty in the public markets regarding Internet start ups, and the difficulty Save.com and IDS are having securing additional financial backing at this time, the Company has fully reserved against the investments, receivables and commitments with these companies, as it is unlikely that these funds will be recovered.

The investments in Save.com and IDS and the related reserves are included in equity investments and advances to investees in the accompanying consolidated balance sheet. The receivables from Save.com and IDS and the related reserves are included in prepaid expenses and other in the accompanying consolidated balance sheet. The funding commitments are included in accounts payable in the accompanying consolidated balance sheet.

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

                                                   Year Ended December 31
                                                   ----------------------
(in millions)                         FSI      VIP      All Others*     Totals
-------------                         ---      ---      -----------     ------
2000
----

Revenues from external customers    $603.0    $136.1      $ 96.6        $835.7
Intersegment revenue                     -         -           -             -
Depreciation / amortization            9.4       1.7          .2          11.3
Operating profit                     169.5      15.5       (10.3)        174.7

1999
----

Revenues from external customers     585.4     116.5        92.5         794.4
Intersegment revenue                   6.1         -           -           6.1
Depreciation / amortization           11.0       1.8          .1          12.9
Operating profit                     161.8      12.2        14.5         188.5

1998
----

Revenues from external customers     567.7     103.1        69.4         740.2
Intersegment revenue                   4.4         -           -           4.4
Depreciation / amortization           13.2       2.2          .3          15.7
Operating profit                     121.5       9.0         4.8         135.3

*Segments below the quantitative thresholds are primarily attributable to four segments of the Company. Those segments are a product sampling and advertising business, a run-of-press business, and a promotion security service, and Valassis of Canada, a sales promotion business in Canada. These segments have not met any of the quantitative thresholds for determining reportable segments.

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

                                                Year Ended December 31,
                                                -----------------------
                                         2000           1999          1998
                                         ----           ----          ----

Revenues for reportable segments        $739.1         $703.5        $670.8
Revenues for other segments               96.6           90.9          69.4
Other income                              27.4             .2           1.2
                                        ------         ------        ------
Total consolidated revenues             $863.1         $794.6        $741.4
                                        ======         ======        ======
Profit for reportable segments          $185.0         $174.0        $130.5
Profit (loss) for other segments         (10.3)          14.5           4.8
Unallocated amounts:
    Other income                          27.4             .2           1.2
                                        ------         ------        ------
Earnings before taxes                   $202.1         $188.7        $136.5
                                        ======         ======        ======
Domestic and foreign revenues for each of the three years ended December 31 were as follows:

                                         2000           1999          1998
                                         ----           ----          ----
United States                           $856.6         $774.0        $721.1
Canada                                     6.5           20.6          20.3
                                        ------         ------        ------
                                        $863.1         $794.6        $741.4
                                        ======         ======        ======

                         VALASSIS COMMUNICATIONS, INC.
                  Notes to Consolidated Financial Statements


(16) EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                              Year ended December 31,
                                                              -----------------------
                                                        2000          1999           1998
                                                        ----          ----           ----
                                                   (in thousands except for per share amounts)
Net earnings                                          $125,699      $114,201      $ 70,688
                                                      ====================================
Basic EPS:
   Weighted average common shares outstanding           54,587        56,628        58,532
                                                      ====================================
Earnings (loss) per common share - basic
   Before extraordinary item                          $   2.30      $   2.14      $   1.44
   Extraordinary item                                        -         (0.12)        (0.23)
                                                      ------------------------------------
   Total                                              $   2.30      $   2.02      $   1.21
                                                      ====================================
Diluted EPS:
   Weighted average common shares outstanding           54,587        56,628        58,532
   Shares issued on exercise of dilutive options         4,575         6,301         4,998
   Shares purchased with proceeds of options            (3,734)       (4,918)       (4,233)
   Shares contingently issuable                             50            73            12
                                                      ------------------------------------
   Shares applicable to diluted earnings                55,478        58,084        59,309
                                                      ====================================
Earnings (loss) per common share - diluted
   Before extraordinary item                          $   2.27      $   2.09      $   1.42
   Extraordinary item                                        -         (0.12)        (0.23)
                                                      ------------------------------------
   Net earnings per common share, diluted             $   2.27      $   1.97      $   1.19
                                                      ====================================

Unexercised employee stock options to purchase 2,307,620 shares, 46,600 shares and 4,500 shares of the Company's common stock as of December 31, 2000, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods. Subsequent to December 31, 2000, the Company has repurchased approximately 210,700 of its common shares.

         INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of Valassis Communications, Inc.

         We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the "Company") at December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         DELOITTE & TOUCHE LLP

         Detroit, Michigan
         February 6, 2001

Item 9.  Changes and disagreements with Accountants on Accounting and Financial
         ----------------------------------------------------------------------
         Disclosure
         ----------

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

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

      The information required by this Item is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

      The information required by this Item is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

      The information required by this Item is set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)    The following documents are filed as a part of this Report:

       1.    Financial Statements. The following consolidated financial
             ---------------------
             statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

             Consolidated Balance Sheets as of December 31, 2000 and 1999.

             Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

             Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2000, 1999 and 1998.

             Consolidated statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

             Notes to Consolidated Financial Statements

             Independent Auditors' Reports

       2.    Financial Statement Schedules. The following consolidated financial
             ------------------------------
             statement schedule of Valassis Communications, Inc. for the years ended December 31, 2000, 1999 and 1998.


             Schedule                                                      Page
             --------                                                      ----
             II      Valuation and Qualifying Accounts...................  S-2

             Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

       3.    Exhibits.  The Exhibits on the accompanying Index to Exhibits
             ---------
             immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

   (b) Reports on Form 8-K.

       No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.


By: /s/ Alan F. Schultz                              March 23, 2001
    ----------------------------------               --------------------
    Alan F. Schultz                                    Date
President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                      Title                                 Date
-----------------------------------              ----------------------------------              ---------------

/s/Alan F. Schultz                               Chairman of the Board of Directors,             March 23, 2001
-----------------------------------                                                              --------------
  Alan F. Schultz                                President and Chief Executive Officer
                                                 (Principal Executive Officer)


/s/Richard N. Anderson                           Director                                        March 23, 2001
-----------------------------------                                                              --------------
  Richard N. Anderson

/s/Patrick F. Brennan                            Director                                        March 23, 2001
-----------------------------------                                                              --------------
  Patrick F. Brennan

/s/Seth Goldstein                                Director                                        March 23, 2001
-----------------------------------                                                              --------------
  Seth Goldstein

/s/Brian J. Husselbee                            Director                                        March 23, 2001
-----------------------------------                                                              --------------
  Brian J. Husselbee

/s/Robert L. Recchia                             Chief Financial Officer and Director            March 23, 2001
-----------------------------------                                                              --------------
  Robert L. Recchia                              (Principal Financial and
                                                  Accounting Officer)


/s/Marcella A. Sampson                           Director                                        March 23, 2001
-----------------------------------                                                              --------------
  Marcella A. Sampson

/s/Faith Whittlesey                              Director                                        March 23, 2001
-----------------------------------                                                              --------------
  Faith Whittlesey

                                  Schedule II

                         VALASSIS COMMUNICATIONS, INC.


                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                                                             Balance
                                                      Balance at        Charged to                             at
                                                       Beginning        Costs and         Deductions         End of
                  Description                          of Period         Expenses             (1)            Period
-------------------------------------------------    --------------    -------------     --------------    ------------
Allowance for doubtful
 accounts (deducted from
 accounts receivable):
      Year Ended December 31, 2000...............       1,386              1,208              1,272           1,322
      Year Ended December 31, 1999...............       1,354              1,464              1,432           1,386
      Year Ended December 31, 1998...............       1,171                900                717           1,354




   (1)  Accounts deemed to be uncollectible.

     EXHIBIT INDEX


     Exhibit
     Number
     ------

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

     4.1 Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 9.55% Senior Notes due 2003 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the transition period July 1, 1994 to December 31, 1994)

     4.1(a) First Supplemental Indenture dated as of January 6, 2000 (incorporated by reference to Exhibit 4.1(a) to the Company's 1999 Form 10-K)


     4.2 Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-75041)

     4.2(a) First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement No. 333-75041)

     4.4 Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to the Company's Form 8-K filed on September 23, 1999)

     10.1 Credit Agreement dated as of November 16, 1998 (the "Credit Facility"), among Valassis Communications, Inc., the institutions named therein as issuing banks, and Comerica Bank, as Agent (incorporated by reference to Exhibit 10.1 to the Company's 1998 Form 10-K)

     10.1(a) Amendment No. 1 to the Credit Facility, dated as of November 25, 1998 (incorporated by reference to Exhibit 10.1(a) to the Company's 1998 Form 10-K)

     10.1(b) Amendment No. 2 to the Credit Agreement by and among the Company and a group of banks for which Comerica Bank is acting as administrative agent dated as of August 19, 1999 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q filed on November 12, 1999)

     10.3*         Employment Agreement, dated January 20, 1992 among Robert L.
                   Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-45189)


     10.3(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to the Company's 1995 Form 10-K)

     10.3(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to the Company's 1996 Form 10-K)

     10.3(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to the Company's 1998 Form 10-K)

     10.3(d)* Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to the Company's 1999 Form 10-K)

     10.3(e)* Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001

     10.4*         Employment Agreement, dated January 20, 1992, among Barry P.
                   Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-45189)

     10.4(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to the Company's 1995 Form 10-K)

     10.4(b)* Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to the Company's 1997 Form 10-K)

     10.4(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to the Company's 1998 Form 10-K)

     10.4(d)* Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to the Company's 1999 Form 10-K)

     10.4(e)* Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001

     10.5*         Employment Agreement of Richard P. Herpich dated as of
                   January 17,

                    1994 (incorporated by reference to Exhibit 10.5* to the Company's 1998 Form 10.K)

     10.5(a)* Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to the Company's 1998 Form 10-K)

     10.5(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to the Company's 1998 Form 10-K)

     10.5(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to the Company's 1998 Form 10-K)

     10.5(d)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to the Company's 1998 Form 10-K)

     10.5(e)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to the Company's 1998 Form 10-K)

     10.5(f)* Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to the Company's 1999 Form 10-K)

     10.5g* Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000

     10.7 Valassis Inserts, Inc. Employees' 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-45189)

     10.7(a)        First Amendment of the Valassis Communications, Inc.
                    Employees' 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.9(a) to the Company's 1995 Form 10-
                    K)

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

     10.10(d)*      Amendment to Employment Agreement of Richard N. Anderson
                    dated December 22, 1999 (incorporated by reference to Exhibit 10.10(d) to the Company's 1999 Form 10-K)

     10.10(e)*      Amendment to Employment Agreement of Richard N. Anderson
                    dated March 14, 2001

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

     10.11(d)*      Amendment to Employment Agreement of Alan F. Schultz dated
                    December 16, 1999 (incorporated by reference to Exhibit
                    10.11(d) to the Company's 1999 Form 10-K)

     10.11(e)*      Amendment to Employment Agreement of Alan F. Schultz dated
                    March 14, 2001

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