Form 10-Q
period 2001-03-31
VALASSIS COMMUNICATIONS INC
filed 2001-05-11
CIK 883293

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

        For the Quarterly Period Ended March 31, 2001

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

                     Yes    X                                     No
                           ___                                        ___

As of May 8, 2001, there were 53,381,337 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information
------------------------------

Item 1.  Financial Statements

                         VALASSIS COMMUNICATIONS, INC.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)




                                                                           March 31,         December 31,
Assets                                                                        2001               2000
------                                                                   -------------      --------------
                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                               $   9,496            $  11,140
   Accounts receivable (less allowance for doubtful
      accounts of $1,686 at March 31, 2001 and $1,322 at
      December 31, 2000)                                                     114,940              114,554
   Inventories:
      Raw materials                                                           12,750               10,542
      Work in progress                                                        15,892               17,338
   Prepaid expenses and other                                                  6,017               10,729
   Deferred income taxes                                                       3,356                3,356
                                                                      --------------        -------------

               Total current assets                                          162,451              167,659
                                                                      --------------        -------------

Property, plant and equipment, at cost:
   Land and buildings                                                         21,686               21,648
   Machinery and equipment                                                   123,361              123,043
   Office furniture and equipment                                             33,024               31,638
   Automobiles                                                                 1,098                1,117
   Leasehold improvements                                                      1,892                1,857
                                                                      --------------        -------------
                                                                             181,061              179,303

   Less accumulated depreciation and amortization                           (121,595)            (119,265)
                                                                      --------------        -------------

               Net property, plant and equipment                              59,466               60,038
                                                                      --------------        -------------

Intangible assets:
   Goodwill                                                                  107,756              107,756
   Other intangibles                                                          85,137               85,137
                                                                      --------------        -------------
                                                                             192,893              192,893

   Less accumulated amortization                                            (120,885)            (120,030)
                                                                       -------------        -------------

               Net intangible assets                                          72,008               72,863
                                                                       -------------        -------------

Equity investments and advances to investees                                  23,923               18,136
Deferred income taxes                                                          3,938                3,938
Other assets                                                                   3,817                3,083
                                                                       -------------        -------------

               Total assets                                                $ 325,603            $ 325,717
                                                                       =============        =============


                         VALASSIS COMMUNICATIONS, INC.
               Condensed Consolidated Balance Sheets, Continued
                 (dollars in thousands, except per share data)


                                                                            March 31,            December 31,
Liabilities and Stockholders' Deficit                                         2001                   2000
-------------------------------------                                      -----------          ------------
                                                                           (unaudited)
Current liabilities:
 Accounts payable                                                            $  71,687             $  85,671
 Accrued interest                                                                2,457                 3,919
 Accrued expenses                                                               22,436                31,412
 Progress billings                                                              52,445                49,029
 Income taxes payable                                                           18,011                 1,019
                                                                           -----------          ------------

               Total current liabilities                                       167,036               171,050
                                                                           -----------          ------------

Long-term debt                                                                 304,199               325,490
Other non-current liabilities                                                      480                 1,681

Commitments and contingencies

Stockholders' deficit:
 Preferred stock of $.01 par value. Authorized 25,000,000
  shares; no shares issued or outstanding at March 31, 2001 and
  December 31, 2000
 Common stock of $.01 par value. Authorized 100,000,000                            630                   629
  shares; issued 62,981,528 at March 31, 2001 and 62,932,556 at December 31, 2000; outstanding 53,405,102 at
  March 31, 2001 and 53,562,676 at December 31, 2000
 Additional paid-in capital                                                     88,720                87,015
 Deferred compensation                                                          (1,983)               (1,983)
 Retained earnings                                                             106,421                73,963
 Foreign currency translations                                                    (595)                 (460)
 Treasury stock, at cost (9,576,426 shares at March 31, 2001 and
  9,369,880 shares at December 31, 2000)                                      (339,305)             (331,668)
                                                                           -----------          ------------

               Total stockholders' deficit                                    (146,112)             (172,504)
                                                                           -----------          ------------

               Total liabilities and stockholders' deficit                   $ 325,603             $ 325,717
                                                                           ===========          ============

NOTE: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


    See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                  Condensed Consolidated Statements of Income
                   (dollars in thousands, except share data)
                                  (unaudited)


                                                                    Quarter Ended
                                                             ---------------------------
                                                              March 31,       March 31,
                                                                2001            2000
                                                             -----------     -----------
Revenues:
   Net sales                                                 $   227,729     $   212,271
   Other (primarily legal settlement in 2000)                         81          26,766
                                                             -----------     -----------

   Total revenues                                                227,810         239,037
                                                             -----------     -----------

Costs and expenses:
   Cost of products sold                                         145,060         128,838
   Selling, general and administrative                            23,598          18,274
   Loss on investments                                               625             664
   Amortization of intangible assets                                 856             865
   Interest                                                        5,713           5,285
                                                             -----------     -----------

   Total costs and expenses                                      175,852         153,926
                                                             -----------     -----------

                   Earnings before income taxes                   51,958          85,111

   Income taxes                                                   19,500          31,700
                                                             -----------     -----------

                   Net earnings                              $    32,458     $    53,411
                                                             ===========     ===========

Net earnings per common share, basic                         $       .61     $       .96
                                                             ===========     ===========

Net earnings per common share, diluted                       $       .60     $       .94
                                                             ===========     ===========

Shares used in computing net earnings per share, basic        53,525,738      55,663,375
                                                             ===========     ===========

Shares used in computing net earnings per share, diluted      54,426,201      56,677,396
                                                             ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                  Quarter Ended
                                                                             -----------------------
                                                                             March 31,     March 31,
                                                                               2001           2000
                                                                             ---------     ---------
Cash flows from operating activities:
 Net earnings                                                                $  32,458     $  53,411
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                  3,306         2,774
  Provision for losses on accounts receivable                                      375            83
  Gain on sale of property, plant and equipment                                    (70)          (42)
  Stock-based compensation charge                                                1,560         2,520
  Changes in assets and liabilities which increase (decrease) cash flow:
      Accounts receivable                                                         (761)      (11,989)
      Inventories                                                                 (762)        1,094
      Prepaid expenses and other                                                 4,712           550
      Other liabilities                                                         (1,201)          ---
      Other assets                                                             (6,521)           636
      Accounts payable                                                        (13,984)      (11,040)
      Accrued expenses and interest                                           (10,437)      (15,222)
      Income taxes                                                              16,992        29,895
      Progress billings                                                          3,416        (2,860)
                                                                             ---------     ---------
               Total adjustments                                                (3,375)       (3,601)
                                                                             ---------     ---------

  Net cash provided by operating activities                                     29,083        49,810
                                                                             ---------     ---------

Cash flows from investing activities:
 Additions to property, plant and equipment                                     (1,955)       (1,692)
 Proceeds from sale of property, plant and equipment                               155            64
 Other                                                                            (136)           (9)
                                                                             ---------     ---------
  Net cash used in investing activities                                         (1,936)       (1,637)
                                                                             ---------     ---------

Cash flows from financing activities:
 Repayment of long-term debt                                                       ---        (1,991)
 Net payments under revolving line of credit                                   (21,300)      (21,200)
 Repurchase of common stock                                                     (8,307)      (29,098)
 Proceeds from the issuance of common stock                                        816           711
                                                                             ---------     ---------
  Net cash used in financing activities                                        (28,791)      (51,578)
                                                                             ---------     ---------

Net decrease in cash                                                            (1,644)       (3,405)
Cash at beginning of period                                                     11,140        11,089
                                                                             ---------     ---------

Cash at end of period                                                        $   9,496     $   7,684
                                                                             =========     =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                    $   7,175     $   6,644
 Cash paid during the period for income taxes                                $   2,508     $   2,253
 Non-cash financing activities:
  Stock issued under stock-based compensation plan                           $   1,560     $   2,811

    See accompanying notes to condensed consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.
             Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts for 2000 have been reclassified to conform to current period classifications.

2.   Contingencies
     -------------

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

3.   Segment Reporting
     -----------------

     The Company's products are broken into three types, as follows:

 1. Mass-Distributed Products - products which provide mass reach at low cost, including:
     - Free-standing inserts (FSI) - four color booklets containing promotions from multiple advertisers distributed through Sunday newspapers.
     -  Run-of-press (ROP) - on-page newspaper promotions
 2. Cluster-Targeted Products - products targeted around geographic and demographic clusters, including:
     - Targeted Print and Media Services (TPMS) - formerly Valassis Impact Promotions and Targeted Marketing Services, which have recently been combined into one segment.
 3. One-to-One Products - products and services that pinpoint individuals to build loyalty to a brand, including:
     -  Customer Relationship Marketing (which includes PreVision)
     -  Promotion Watch - security consulting

     The Company has two reportable segments, cooperative free-standing inserts
(FSIs) and Targeted Print and Media Services (TPMS). These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base. Assets are not allocated to reportable segments and are not used to assess the performance of a segment.

(in millions)                                    Three Months Ended March 31
                                             -----------------------------------
                                              FSI      TPMS  All Others*  Total
                                             ------   ------ ----------- -------
   2001
   ----
Revenues from external customers             $159.0    $54.6     $14.1    $227.7
Intersegment revenues                           -        -         -         -
Depreciation/amortization                       2.6      0.5       0.2      $3.3
Segment profit                                 46.2      6.1      (0.4)    $51.9


   2000
   ----
Revenues from external customers             $164.0    $42.4      $5.7    $212.3
Intersegment revenues                           -        -         -         -
Depreciation/amortization                       2.3      0.5       -         2.8
Segment profit                                 51.3      6.4       0.7      58.4




* Segments below the quantitative thresholds are primarily attributable to three segments of the Company. Those include a customer relationship marketing segment business, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                                    Three Months Ended March 31,
                                                  ------------------------------
                                                    2001                   2000
                                                  --------              --------
Profit for reportable segments                       $52.3                 $57.7
Profit for other segments                             (0.4)                  0.7
Unallocated amounts:

  Interest income                                      0.1                   0.2
                                                       -                    26.5
                                                  --------              --------
Earnings before taxes                                $52.0                 $85.1
                                                  ========              ========


Domestic and foreign revenues for each of the three-month periods ended March 31 were as follows:


                               2001         2000
                              ------       ------
United States                 $226.6       $237.6
Canada                           1.2          1.4
                              ------       ------
Total                         $227.8       $239.0
                              ======       ======



4.   Earnings Per Share
     ------------------

Earnings per common share ("EPS") data were computed as follows:


                                                                            Three Months
                                                                          Ended March 31,
                                                                   -----------------------------
                                                                        2001            2000
                                                                   -------------    ------------
                                                                      (in thousands except for
                                                                         per share amounts)

Net Earnings                                                             $32,458         $53,411
                                                                   -------------    ------------

Basic EPS:
  Weighted average common shares outstanding                              53,526          55,663
                                                                   -------------    ------------

Earnings per common share - basic                                        $  0.61         $  0.96
                                                                   =============    ============

Diluted EPS:
  Weighted average common shares outstanding                              53,526          55,663
  Weighted average shares purchased on exercise of dilutive options        4,350           3,903
  Shares purchased with proceeds of options                               (3,500)         (2,908)
  Shares contingently issuable                                                50              19
                                                                   -------------    ------------
  Shares applicable to diluted earnings                                   54,426          56,677
                                                                   =============    ============

Earnings per common share - diluted                                      $  0.60         $  0.94
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

Results of Operations

Net sales increased 7.3% from $212.3 million for the first quarter of 2000 to $227.7 million for the first quarter of 2001. Free-standing insert (FSI) revenues were down from $164.2 million for the quarter ended March 31, 2000 to $159.0 million for the same quarter of 2001. This decrease is primarily the result of a reduction in direct response pages as part of a price improvement strategy, as well as lower levels of e-commerce client participation. Revenues for cluster-targeted products increased 29.4% to $54.6 million for the quarter, driven primarily by strong demand in sampling/advertising polybag programs. Other revenues decreased to $0.1 million for the first quarter of 2001 from $26.8 million for the first quarter of 2000, as a result of the recording of the settlement of a lawsuit in 2000.

Gross profit margin was 36.3% in the first quarter of 2001, down from 39.4% in the first quarter of 2000, (excluding the impact of a lawsuit settlement in the first quarter of 2000). The decline in average pages per book due to our strategy to reduce direct response pages in an effort to improve pricing resulted in increased media and print costs on a per-thousand-page basis. Also, revenue increases in non-FSI products which command lower margins contributed to the overall decrease.

Selling, general and administrative expenses increased 29.0% from $18.3 million in the first quarter of 2000 to $23.6 million in the first quarter of 2001. This increase is primarily the result of the significant SG&A expenses of PreVision, which was acquired in August 2000, and initiatives observed during the later part of 2000 to increase the sales force.

Net earnings were $32.5 million for the first quarter of 2001 versus $53.4 million for the same period last year. Excluding the impact of the settlement of a lawsuit in the first quarter of 2000, net earnings would have decreased 11.5%.

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

Cash and cash equivalents totaled $9.5 million at March 31, 2001 versus $11.1 million at December 31, 2000. This was the result of cash provided by operating activities of $29.1 million, and cash used in investing activities and financing activities of $1.9 million and $28.8 million, respectively, in the first quarter of 2001.

Cash flow from operating activities decreased from $49.8 million at March 31, 2000 to $29.1 million at March 31, 2001, primarily as a result of receiving a lawsuit settlement of approximately $27 million in the first quarter of last year.

As of March 31, 2001, the Company's debt has been reduced to $304.2 million, which consists of $188.7 million under its Revolving Credit Facility, $100 million of its 6-5/8% Senior Notes due 2009 and $15.5 million of its 9.55% Senior Notes due 2003.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program.

As of March 31, 2001, the Company had authorization to repurchase an additional
2.0 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $2.0 million for the three month period ended March 31, 2001. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

 Part II - Other Information
----------------------------

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

b.   Form 8-K

     The Company did not file any current report on Form 8-K during the three months ended March 31, 2001.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:      May 11, 2001



                            Valassis Communications, Inc.
                                     (Registrant)


                            By: /s/Robert L. Recchia
                                --------------------
                            Robert L. Recchia
                            Executive Vice President and Chief Financial Officer


                            Signing on behalf of the Registrant and as principal financial and accounting officer.