Form 10-Q
period 2001-06-30
VALASSIS COMMUNICATIONS INC
filed 2001-08-09
CIK 883293

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

        For the Quarterly Period Ended June 30, 2001

        Transition Report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934

                         Commission File Number: 1-10991


                          VALASSIS COMMUNICATIONS, INC.
                            (Exact Name of Registrant
                          as Specified in its Charter)

                Delaware                                 38-2760940
     (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                 Identification Number)

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

                     Yes   X           No
                          ---              ---

As of August 7, 2001, there were 53,611,058 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information
------------------------------

Item 1.  Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)



                                                         June 30,   December 31,
Assets                                                     2001         2000
------                                                   ---------  -----------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents                              $  10,908    $  11,140
  Accounts receivable (less allowance for doubtful
    accounts of $2,061 at June 30, 2001 and
    $1,322 at December 31, 2000)                           103,589      114,554
  Inventories:
    Raw materials                                           16,804       10,542
    Work in progress                                        11,366       17,338
  Prepaid expenses and other                                 5,977       10,729
  Deferred income taxes                                      3,356        3,356
                                                         ---------    ---------
                         Total current assets              152,000      167,659
                                                         ---------    ---------

Property, plant and equipment, at cost:
  Land and buildings                                        21,722       21,648
  Machinery and equipment                                  127,605      123,043
  Office furniture and equipment                            33,392       31,638
  Automobiles                                                1,028        1,117
  Leasehold improvements                                     2,050        1,857
                                                         ---------    ---------
                                                           185,797      179,303

  Less accumulated depreciation and amortization          (122,615)    (119,265)
                                                         ---------    ---------
                  Net property, plant and equipment         63,182       60,038
                                                         ---------    ---------

Intangible assets:
  Goodwill                                                 107,756      107,756
  Other intangibles                                         85,347       85,137
                                                         ---------    ---------
                                                           193,103      192,893

  Less accumulated amortization                           (121,742)    (120,030)
                                                         ---------    ---------
                  Net intangible assets                     71,361       72,863
                                                         ---------    ---------

Equity investments and advances to investees                31,138       18,136
Deferred income taxes                                        3,938        3,938
Other                                                        5,166        3,083
                                                         ---------    ---------
                         Total assets                    $ 326,785    $ 325,717
                                                         =========    =========

                          VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Balance Sheets, Continued
                  (dollars in thousands, except per share data)


                                                                                   June 30,   December 31,
                                                                                     2001          2000
Liabilities and Stockholders' Deficit                                             ---------   -----------
-------------------------------------                                             (unaudited)
Current liabilities:
  Accounts payable                                                                 $  70,249    $  85,671
  Accrued interest                                                                     3,485        3,919
  Accrued expenses                                                                    23,752       31,412
  Progress billings                                                                   34,259       49,029
  Income taxes payable                                                                 7,665        1,019
                                                                                   ---------    ---------
                           Total current liabilities                                 139,410      171,050
                                                                                   ---------    ---------

Long-term debt                                                                       312,006      325,490
Other non-current liabilities                                                           --          1,681

Commitments and contingencies

Stockholders' deficit:
  Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2001 and December 31, 2000
  Common stock of $.01 par value. Authorized 100,000,000 shares; issued
    62,954,223 at June 30, 2001 and 62,932,556 at December 31, 2000; outstanding
    53,286,927 at June 30, 2001 and 53,562,676 at December 31, 2000                      630          629
  Additional paid-in capital                                                          88,857       87,015
  Deferred compensation                                                               (3,198)      (1,983)
  Retained earnings                                                                  140,159       73,963
  Foreign currency translations                                                         (562)        (460)
  Treasury stock, at cost (9,667,296 shares at June 30, 2001
    and 9,369,880 shares at December 31, 2000)                                      (350,517)    (331,668)
                                                                                   ---------    ---------
                           Total stockholders' deficit                              (124,631)    (172,504)
                                                                                   ---------    ---------
                           Total liabilities and stockholders' deficit             $ 326,785    $ 325,717
                                                                                   =========    =========

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

                          VALASSIS COMMUNICATIONS, INC.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                       Quarter Ended                   Six Months Ended
                                                  June 30,         June 30,        June 30,         June 30,
                                                    2001             2000           2001             2000
                                                 -----------     -----------     -----------     -----------
Revenues:
  Net sales                                      $   217,192     $   211,043     $   444,921     $   423,031
  Other (primarily legal settlement in 2000)              84              42             165          27,091
                                                 -----------     -----------     -----------     -----------

  Total revenues                                     217,276         211,085         445,086         450,122
                                                 -----------     -----------     -----------     -----------

Costs and expenses:
  Cost of products sold                              133,845         129,571         278,905         258,409
  Selling, general and administrative                 23,130          19,606          46,728          37,880
  Loss on investments                                    687           1,148           1,312           1,812
  Amortization of intangible assets                      858             711           1,714           1,576
  Interest                                             4,819           5,266          10,532          10,551
                                                 -----------     -----------     -----------     -----------
  Total costs and expenses                           163,339         156,302         339,191         310,228
                                                 -----------     -----------     -----------     -----------

Earnings before income taxes                          53,938          54,783         105,895         139,894

Income taxes                                          20,200          20,400          39,700          52,100
                                                 -----------     -----------     -----------     -----------

          Net earnings                           $    33,738     $    34,383     $    66,195     $    87,794
                                                 ===========     ===========     ===========     ===========

Net earnings per common share, basic             $      0.63     $      0.63     $      1.24     $      1.59
                                                 ===========     ===========     ===========     ===========

Net earnings per common share, diluted           $      0.62     $      0.62     $      1.22     $      1.56
                                                 ===========     ===========     ===========     ===========

Shares used in computing net earnings per
share, basic                                      53,430,534      54,782,687      53,477,624      55,212,423
                                                 ===========     ===========     ===========     ===========

Shares used in computing net earnings per
share, diluted                                    54,418,567      55,820,017      54,423,829      56,237,970
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

                          VALASSIS COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                          ------------------------
                                                                                          June 30,        June 30,
                                                                                            2001           2000
                                                                                          ---------      ---------
Cash flows from operating activities:
  Net earnings                                                                            $  66,195      $  87,794
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                             6,572          5,531
    Provision for losses on accounts receivable                                                 739            458
    Deferred compensation                                                                    (1,214)        (1,799)
    (Gain)/loss on sale of property, plant and equipment                                        (88)            43
    Stock-based compensation charge                                                           1,585          2,807
    Changes in assets and liabilities which increase (decrease) cash flow:
            Accounts receivable                                                              10,226         (5,831)
            Inventories                                                                        (290)         3,995
            Prepaid expenses and other                                                        4,752         (2,748)
            Other liabilities                                                                (1,681)
            Other assets                                                                     (1,118)         1,826
            Accounts payable                                                                (15,420)       (13,526)
            Accrued expenses and interest                                                    (7,394)        (1,522)
            Income taxes                                                                      6,646          7,413
            Progress billings                                                               (14,770)       (23,898)
                                                                                          ---------      ---------
                          Total adjustments                                                 (11,455)       (27,251)
                                                                                          ---------      ---------

    Net cash provided by operating activities                                                54,740         60,543
                                                                                          ---------      ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                                                 (8,092)        (3,085)
  Proceeds from sale of property, plant and equipment                                           192            128
  Investments and acquisitions                                                              (14,528)        (7,932)
  Other                                                                                        (102)           (25)
                                                                                          ---------      ---------
    Net cash used in investing activities                                                   (22,530)       (10,914)
                                                                                          ---------      ---------

Cash flows from financing activities:
  Repayment of long-term debt                                                                               (1,982)
  Borrowings of long-term debt                                                              150,000           --
  Net payments under revolving line of credit                                              (163,850)        (1,900)
  Repurchase of common stock                                                                (27,513)       (50,672)
  Proceeds from the issuance of common stock                                                  8,921          2,660
                                                                                          ---------      ---------
    Net cash used in financing activities                                                   (32,442)       (51,894)
                                                                                          ---------      ---------

Net decrease in cash                                                                           (232)        (2,265)
Cash at beginning of period                                                                  11,140         11,089
                                                                                          ---------      ---------

Cash at end of period                                                                     $  10,908      $   8,824
                                                                                          =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                $   8,135      $  10,480
  Cash paid during the period for income taxes                                            $  33,135      $  45,135
  Non-cash financing activities:
    Stock issued under stock-based compensation plan                                      $   1,585      $   3,389


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

2.   Recent Accounting Pronouncements
     --------------------------------

     During July 2001, the Financial Accounting Standards Board issued two statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, we anticipate the Company will no longer amortize its goodwill and intangible assets, but will, however, evaluate them for impairment annually. We are currently reviewing the statements to determine their effect on the Company.

3.   Contingencies
     -------------

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

4.   Long-Term Debt
     --------------

     On June 6, 2001, the Company issued $150 million of zero coupon convertible notes due 2021. The net proceeds from such offering were used to repay outstanding indebtedness under the Credit Facility. The issue price of each note represents a yield to maturity of 3.0% per year calculated from the issuance date. In connection with the Company's issuance of its zero coupon convertible notes, the Company reduced the amount permitted to be borrowed under its Revolving Credit Facility from $230 million to $125 million.

5.   Segment Reporting
     -----------------

     The Company's products are broken into three types, as follows:

     1. Mass-Distributed Products - products which provide mass reach at low cost, including:
          - Free-standing inserts (FSI) - four color booklets containing promotions from multiple advertisers distributed through Sunday newspapers.
          -    Run-of-press (ROP) - on-page newspaper promotions
     2. Cluster-Targeted Products - products targeted around geographic and demographic clusters, including:
          - Targeted Print and Media Services (TPMS) - formerly Valassis Impact Promotions and Targeted Sampling & Media Solutions (polybag samples and advertising), which have recently been combined into one segment.
     3. One-to-One Products - products and services that pinpoint individuals to build loyalty to a brand, including:
          -    Customer Relationship Marketing (which includes PreVision)
          -    Promotion Watch - security consulting
          -    Non-consolidated investments in Internet promotion companies

     The Company has two reportable segments, cooperative free-standing inserts
(FSIs) and cluster-targeted products. These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base. Assets are not allocated to reportable segments and are not used to assess the performance of a segment.

(in millions)                                               Three Months Ended June 30
-------------                                ---------------------------------------------------------
                                              FSI       Cluster-Targeted    All Others*         Total
                                             ------     ----------------    -----------         ------
    2001
    ----
Revenues from external customers             $147.6         $ 51.7             $ 17.9           $217.2
Intersegment revenues                        $  -           $  -               $  -             $  -
Depreciation/amortization                    $  2.3         $  0.5             $  0.5           $  3.3
Segment profit                               $ 46.2         $  7.4             $  0.2           $ 53.8

    2000
    ----
Revenues from external customers             $160.7         $ 28.1             $ 21.9           $210.7
Intersegment revenues                        $  -           $  -               $  -             $  -
Depreciation/amortization                    $  2.3         $  0.5             $  -             $  2.8
Segment profit                               $ 46.6         $  2.9             $  4.9           $ 54.4


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

     Reconciliations to consolidated financial statement totals are as follows:

                                                  Three Months
                                                 Ended June 30,
                                                ----------------
                                                 2001      2000
                                                -----     -----
          Profit for reportable segments        $53.6     $49.5
          Profit for other segments               0.2       4.9
          Unallocated amounts:
             Interest income                      0.1       0.4
                                                -----     -----
          Earnings before taxes                 $53.9     $54.8
                                                =====     =====


     Domestic and foreign revenues for each of the three-month periods ended June 30 were as follows:

                                            2001         2000
                                           ------       ------
          United States                    $215.7       $209.3
          Canada                              1.6          1.8
                                           ------       ------
          Total                            $217.3       $211.1
                                           ======       ======



(in millions)                                                      Six Months Ended June 30
-------------                                       ------------------------------------------------------
                                                      FSI     Cluster-Targeted    All Others*        Total
                                                    ------    ----------------    -----------       ------
    2001
    ----
Revenues from external customers                    $306.6         $106.3           $ 32.1          $445.0
Intersegment revenues                               $  -           $  -             $  -            $  -
Depreciation/amortization                           $  4.6         $  1.0           $  1.0          $  6.6
Segment profit/(loss)                               $ 92.4         $ 13.5           $ (0.1)         $105.8

    2000
    ----
Revenues from external customers                    $325.0         $ 62.2           $ 35.8          $423.0
Intersegment revenues                               $  -           $  -             $  -            $  -
Depreciation/amortization                           $  4.6         $  0.9           $  -            $  5.5
Segment profit                                      $ 97.9         $  7.4           $  7.5          $112.8


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

     Reconciliations to consolidated financial statement totals are as follows:



                                                     Six Months
                                                    Ended June 30,
                                                 --------------------
                                                  2001          2000
                                                 ------        ------
          Profit for reportable segments         $105.9        $105.3
          (Loss)/Profit for other segments         (0.1)          7.5
          Unallocated amounts:
             Interest income                        0.1           0.6
             Other income                             -          26.5
                                                 ------        ------
          Earnings before taxes                  $105.9        $139.9
                                                 ======        ======

     Domestic and foreign revenues for each of the six-month periods ended June 30 were as follows:


                                                 2001        2000
                                                ------      ------
             United States                      $442.3      $446.9
             Canada                                2.8         3.2
                                                ------      ------
             Total                              $445.1      $450.1
                                                ======      ======


6.   Earnings Per Share
     ------------------

     Earnings per common share ("EPS") data were computed as follows:

                                                                             Three Months
                                                                            Ended June 30,
                                                                        ----------------------
                                                                          2001          2000
                                                                        --------     ---------
Net Earnings                                                            $ 33,738      $ 34,383
                                                                        ========      ========
Basic EPS:
  Weighted average common shares outstanding                              53,431        54,783
                                                                        ========      ========
Earnings per common share - basic                                       $   0.63      $   0.63
                                                                        ========      ========
Diluted EPS:
  Weighted average common shares outstanding                              53,431        54,783
  Weighted average shares purchased on exercise of dilutive options        4,602         4,018
  Shares purchased with proceeds of options                               (3,664)       (3,000)
  Shares contingently issuable                                                50            19
                                                                        --------      --------
  Shares applicable to diluted earnings                                   54,419        55,820
                                                                        ========      ========
Earnings per common share - diluted                                     $   0.62      $   0.62
                                                                        ========      ========

                                                                             Six Months
                                                                            Ended June 30,
                                                                        ----------------------
                                                                          2001          2000
                                                                        --------      --------
Net Earnings                                                            $ 66,195      $ 87,794
                                                                        ========      ========

Basic EPS:
  Weighted average common shares outstanding                              53,478        55,212
                                                                        ========      ========

Earnings per common share - basic                                       $   1.24      $   1.59
                                                                        ========      ========

Diluted EPS:
  Weighted average common shares outstanding                              53,478        55,212
  Weighted average shares purchased on exercise of dilutive options        4,525         3,931
  Shares purchased with proceeds of options                               (3,629)       (2,924)
  Shares contingently issuable                                                50            19
                                                                        --------      --------
  Shares applicable to diluted earnings                                   54,424        56,238
                                                                        ========      ========

Earnings per common share - diluted                                     $   1.22      $   1.56
                                                                        ========      ========


7.   Subsequent Events
     -----------------

     On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company's newspaper delivered sampling business. The jury found Sunflower liable for misappropriating the Company's trade secrets and inducing an individual to breach his duty of loyalty to the Company. The Company will request that the judge enter a judgment on the verdict. A reasonable estimation of the Company's ultimate recovery can not be made at this time and the Company has not recorded any amount in its financial statements.

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


Results of Operations

Three Months Ended June 30, 2001 and June 30, 2000
--------------------------------------------------

Net sales increased 2.9% from $211.0 million for the second quarter of 2000 to $217.2 million for the second quarter of 2001. Free-standing insert (FSI) revenues were down from $160.7 million for the quarter ended June 30, 2000 to $147.6 million for the same quarter of 2001. This decrease is primarily the result of a reduction in direct response pages as part of a price improvement strategy, as well as lower levels of e-commerce client participation. Revenues for cluster-targeted products increased 20.5% to $51.7 million for the quarter, driven primarily by strong demand in sampling/advertising polybag programs and solid results from solo inserts. Net sales of the Company included revenues of $7.5 million from PreVision, which was acquired in August 2000.

Gross profit margin was 38.4% in the second quarter of 2001, down from 38.6% in the second quarter of 2000. The decline in average pages per book due to our strategy to reduce direct response pages in an effort to improve pricing resulted in increased media and print costs on a per-thousand-page basis offset by lower paper costs. Also, revenue increases in non-FSI products which command lower margins contributed to the overall decrease.

Selling, general and administrative expenses increased 18.0% from $19.6 million in the second quarter of 2000 to $23.1 million in the second quarter of 2001. This increase is primarily the result of the significant SG&A expenses of PreVision, and initiatives commenced during the later part of 2000 to increase the sales force.

Net earnings were $33.7 million for the second quarter of 2001 versus $34.4 million for the same period last year.

Six Months Ended June 30, 2001 and June 30, 2000
------------------------------------------------

For the six months ended June 30, 2001, net sales increased 5.2% to $444.9 million from $423.0 million for the comparable period in 2000. Free-standing insert (FSI) revenues were down from $325.0 million for the first six months of 2000 to $306.6 million for the first six months of 2001. This decrease is primarily the result of a reduction in direct response pages as part of a price improvement strategy, as well as lower levels of e-commerce client participation. Revenues for cluster-targeted products increased 24.9% to $106.3 million for the six month period, driven primarily by strong demand in sampling/advertising polybag programs. Net sales of the Company included revenues of $14.0 million from PreVision, which was acquired in August 2000. Other revenues decreased to $0.2 million for the six months ended June 30, 2001, from $27.1 million for the comparable period as a result of the recording of the settlement of a lawsuit in 2000.

Gross margin decreased to 37.3% for the first six months of 2001, from 39.0% for the same period in 2000 (excluding the impact of a lawsuit settlement included in other revenues in the first six months of 2000). The decline in average pages per book due to our strategy to reduce direct response pages in an effort to improve pricing resulted in increased media and print costs on a per-thousand-page basis. Also, revenue increases in non-FSI products which command lower margins contributed to the overall decrease.

Selling, general and administrative expenses were $46.7 million, versus $37.9 million for the comparable prior-year period. This increase is primarily the result of the significant SG&A expenses of PreVision, and initiatives commenced during the later part of 2000 to increase the sales force.

Net earnings were $66.2 million for the six months ended June 30, 2001 versus $87.8 million for the same period last year. Excluding the impact of the settlement of a lawsuit in the six months ended June 30, 2000, net earnings would have decreased by 7.0%.

Financial Condition, Liquidity and Sources of Capital

The Company's liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. The Company does not offer financing to its customers. FSI customers are generally billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, the Company can operate with low, or even negative, working capital.

Cash and cash equivalents totaled $10.9 million at June 30, 2001 versus $11.1 million at December 31, 2000. This was the result of cash provided by operating activities of $54.7 million, and cash used in investing activities and financing activities of $22.5 million and $32.4 million, respectively, during the first six months of 2001.

Cash flow from operating activities decreased from $60.5 million at June 30, 2000 to $54.7 million at June 30, 2001, primarily due to decreased net earnings for the comparable period.

As of June 30, 2001, the Company's debt has been reduced to $312.0, which consists of $46.2 million under its Revolving Credit Facility and $265.8 million in public debt. As discussed in Note 3, the Company issued $150 million of zero coupon convertible notes 2021 in June 2001. The net proceeds from such offering were used to repay outstanding indebtedness under the Revolving Credit Facility.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program.

As of June 30, 2001, the Company had authorization to repurchase an additional
2.0 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $8.1 million for the six month period ended June 30, 2001. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

a.   The Company held its Annual Meeting of Stockholders on May 15, 2001.

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


                Director              For          Withheld    Broker Non-Votes
                --------              ---          --------    ----------------
           Richard N. Anderson     43,610,672      4,963,286           0
           Patrick F. Brennan      48,545,482       28,476             0
           Seth Goldstein          48,544,832       29,126             0
           Brian J. Husselbee      48,540,482       33,476             0
           Robert L. Recchia       43,578,844      4,995,114           0
           Marcella A. Sampson     47,281,357      1,292,601           0
           Alan F. Schultz         44,869,519      3,704,839           0
           Faith Whittlesey        48,540,332       33,626             0

c. A proposal to re-approve and extend the Company's Executive Restricted Stock Plan, as amended to satisfy certain Internal Revenue Code requirements was approved by the stockholders.

       The Inspector of Election certified the following vote tabulations:

              For             Against        Abstain        Broker Non-Votes
              ---             -------        -------        ----------------
           44,994,198        3,541,981       37,779                 0


d. A proposal to re-approve the Company's Senior Executives Bonus Plan, as amended to satisfy certain Internal Revenue Code requirements was approved by the stockholders.

       The Inspector of Election certified the following vote tabulations:

              For             Against        Abstain        Broker Non-Votes
              ---             -------        -------        ----------------
           47,872,604         661,473        39,881                 0

e. A proposal to ratify the selection of Deloitte & Touche LLP, as independent auditors of the Company for the 2001 fiscal year was approved by the stockholders.

       The Inspector of Election certified the following vote tabulations:

             For             Against        Abstain        Broker Non-Votes
             ---             -------        -------        ----------------
          48,161,430         383,578        28,950                 0



Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     (4.1) Indenture between Valassis Communications, Inc. and The Bank of New
           York dated as of June 6, 2001 relating to its Zero Coupon Convertible Senior Notes due 2021 (incorporated by reference to Valassis Communications, Inc.'s Registration Statement No. 333-30254).

     (4.2) Form of Zero Coupon Convertible Senior Note due 2021(included in
           Exhibit 4.1).

     (4.3) Registration Rights Agreement, dated June 6, 2001 between Valassis
           Communications, Inc. and Bear, Stearns & Co., Inc. (incorporated by reference to Valassis Communications, Inc.'s Registration Statement No. 333-30254).

b.   Form 8-K

     The Company filed a report on Form 8-K, dated May 24, 2001, announcing its intent to raise approximately $150 million through an offering of 20-year, zero coupon convertible senior notes to qualified investors.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 8, 2001

                                       Valassis Communications, Inc.
                                                       (Registrant)


                                       By: /s/ Robert L. Recchia
                                           -------------------------------------
                                       Robert L. Recchia
                                       Executive Vice President and Chief
                                       Financial Officer


                                       Signing on behalf of the
                                       Registrant and as principal
                                       financial and accounting
                                       officer.