Form 10-Q
period 2001-09-30
VALASSIS COMMUNICATIONS INC
filed 2001-11-14
CIK 883293

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

           For the Quarterly Period Ended September 30, 2001

_____ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                ________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                               Yes    X              No _____
                                    -----

As of November 12, 2001, there were 53,548,448 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information
------------------------------

Item 1. Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                               September 30,             December 31,
Assets                                                             2001                      2000
------                                                         ------------              -----------
                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                      $  10,616                $  11,140
  Accounts receivable (less allowance for doubtful
    accounts of $1,533 at September 30, 2001 and
    $1,322 at December 31, 2000)                                   119,265                  114,554
  Inventories:
    Raw materials                                                   19,229                   10,542
    Work in progress                                                 9,575                   17,338
  Prepaid expenses and other                                         7,060                   10,729
  Deferred income taxes                                              4,735                    3,356
                                                                 ---------                ---------
                  Total current assets                             170,480                  167,659
                                                                 ---------                ---------
Property, plant and equipment, at cost:
  Land and buildings                                                23,185                   21,648
  Machinery and equipment                                          130,210                  123,043
  Office furniture and equipment                                    33,652                   31,638
  Automobiles                                                          962                    1,117
  Leasehold improvements                                             2,050                    1,857
                                                                 ---------                ---------
                                                                   190,059                  179,303

  Less accumulated depreciation and amortization                  (124,881)                (119,265)
                                                                 ---------                ---------
               Net property, plant and equipment                    65,178                   60,038
                                                                 ---------                ---------
Intangible assets:
  Goodwill                                                         107,756                  107,756
  Other intangibles                                                 85,347                   85,137
                                                                 ---------                ---------
                                                                   193,103                  192,893

  Less accumulated amortization                                   (122,602)                (120,030)
                                                                 ---------                ---------
                  Net intangible assets                             70,501                   72,863
                                                                 ---------                ---------
Equity investments and advances to investees                        31,412                   18,136
Deferred income taxes                                                3,938                    3,938
Other                                                                4,418                    3,083
                                                                 ---------                ---------
                     Total assets                                $ 345,927                $ 325,717
                                                                 =========                =========

                          VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Balance Sheets, Continued
                  (dollars in thousands, except per share data)

                                                                        September 30,      December 31,
Liabilities and Stockholders' Deficit                                        2001             2000
-------------------------------------                                    -----------       -----------
                                                                         (unaudited)
Current liabilities:
  Accounts payable                                                         $  64,885         $  85,671
  Accrued interest      `                                                      1,480             3,919
  Accrued expenses                                                            21,938            31,412
  Progress billings                                                           50,435            49,029
  Income taxes payable                                                        12,226             1,019
                                                                         -----------       -----------

               Total current liabilities                                     150,964           171,050
                                                                         -----------       -----------

Long-term debt                                                               274,445           325,490
Other non-current liabilities                                                      -             1,681

Commitments and contingencies

Stockholders' deficit:
  Preferred stock of $.01 par value. Authorized 25,000,000
    shares; no shares issued or outstanding at September 30,
    2001 and December 31, 2000
  Common stock of $.01 par value. Authorized 100,000,000
    shares; issued 62,955,405 at September 30, 2001 and
    62,932,556 at December 31, 2000; outstanding 53,780,170 at
    September 30, 2001 and 53,562,676 at December 31, 2000                       630               629
  Additional paid-in capital                                                  97,057            87,015
  Deferred compensation                                                       (2,121)           (1,983)
  Retained earnings                                                          163,585            73,963
  Foreign currency translations                                                 (511)             (460)
  Treasury stock, at cost (9,175,235 shares at September 30, 2001
    and 9,369,880 shares at December 31, 2000)                              (338,122)         (331,668)
                                                                         -----------       -----------

                           Total stockholders' deficit                       (79,482)         (172,504)
                                                                         -----------       -----------

                           Total liabilities and stockholders' deficit     $ 345,927         $ 325,717
                                                                         ===========       ===========

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

                          VALASSIS COMMUNICATIONS, INC.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                         Quarter Ended                       Nine Months Ended
                                                 September 30,     September 30,       September 30,    September 30,
                                                     2001              2000                2001              2000
                                               -------------    ----------------      ---------------  --------------
Revenues:
  Net sales                                     $    197,360      $    190,839        $    642,282    $     613,870
  Other (primarily legal settlement in 2000)           1,048               234               1,213           27,325
                                               -------------    --------------        ------------    -------------
  Total revenues                                     198,408           191,073             643,495          641,195
                                               -------------    --------------        ------------    -------------
Costs and expenses:
  Cost of products sold                              127,578           122,181             406,483          380,590
  Selling, general and administrative                 21,018            20,033              67,746           57,913
  Loss on investments                                  1,623               858               2,935            2,670
  Writedown of impaired assets                         6,062                 -               6,062                -
  Amortization of intangible assets                      860               555               2,574            2,131
  Interest                                             3,739             5,884              14,271           16,435
                                               -------------    --------------        ------------    -------------
  Total costs and expenses                           160,880           149,511             500,071          459,739
                                               -------------    --------------        ------------    -------------

Earnings before income taxes                          37,528            41,562             143,424          181,456

Income taxes                                          12,817            15,900              52,517           68,000
                                               -------------    --------------        ------------    -------------

Net earnings before extraordinary items               24,711            25,662              90,907          113,456
Extraordinary loss, net of tax                        (1,285)                -              (1,285)               -
                                               -------------    --------------        ------------    -------------

                 Net earnings                   $     23,426      $     25,662        $     89,622    $     113,456
                                               =============    ==============       =============    =============

Net earnings per common share before
extraordinary loss, basic                       $       0.46      $       0.47        $       1.70    $        2.07
                                               =============    ==============       =============    =============

Net earnings per common share before
extraordinary loss, diluted                     $       0.45      $       0.47        $       1.67    $        2.03
                                               =============    ==============       =============    =============

Net earnings per common share, basic            $       0.44      $       0.47        $       1.67    $        2.07
                                               =============    ==============       =============    =============

Net earnings per common share, diluted          $       0.43      $       0.47        $       1.65    $        2.03
                                               =============    ==============       =============    =============

Shares used in computing net earnings per
share, basic                                      53,791,838        54,323,011          53,583,513       54,913,788
                                               =============    ==============       =============    =============

Shares used in computing net earnings per
share, diluted                                    54,590,276        55,212,491          54,479,891       55,893,000
                                               =============    ==============       =============    =============

  See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                          -----------------------------
                                                                                          September 30,   September 30,
                                                                                               2001            2000
                                                                                          ------------- ---------------
Cash flows from operating activities:
  Net earnings                                                                            $  89,622           $ 113,456
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                             9,991               8,029
    Provision for losses on accounts receivable                                                 211                 833
    Writedown of impaired assets                                                              6,062
    Deferred compensation                                                                      (138)             (1,482)
    (Gain)/loss on sale of property, plant and equipment                                       (225)                 45
    Stock-based compensation charge                                                             971               2,816
    Changes in assets and liabilities which increase (decrease) cash flow:
            Accounts receivable                                                              (4,922)            (19,844)
            Inventories                                                                        (924)             (2,500)
            Prepaid expenses and other                                                        4,315              (3,392)
            Other liabilities                                                                (1,681)                (90)
            Other assets                                                                       (294)             (4,618)
            Accounts payable                                                                (20,786)             (8,732)
            Accrued expenses and interest                                                   (11,913)             (8,727)
            Tax benefit from stock option exercises                                          31,797               1,053
            Income taxes                                                                      9,828               2,600
            Progress billings                                                                 1,406              (3,026)
                                                                                          ---------           ---------
                         Total adjustments                                                   23,698             (37,035)
                                                                                          ---------           ---------
    Net cash provided by operating activities                                               113,320              76,421
                                                                                          ---------           ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                                                (13,570)             (5,494)
  Proceeds from sale of property, plant and equipment                                         1,238                 206
  Investments and acquisitions                                                              (20,590)            (41,924)
  Other                                                                                         (37)                (43)
                                                                                          ---------           ---------
    Net cash used in investing activities                                                   (32,959)            (47,255)
                                                                                          ---------           ---------
Cash flows from financing activities:
  Repayment of long-term debt                                                               (14,261)             (2,779)
  Borrowings of long-term debt                                                              150,000                   -
  Net (payments)/borrowings under revolving line of credit                                 (186,800)             39,000
  Repurchase of common stock                                                                (38,250)            (72,525)
  Proceeds from the issuance of common stock                                                  8,426               3,259
                                                                                          ---------           ---------
    Net cash used in financing activities                                                   (80,885)            (33,045)
                                                                                          ---------           ---------
Net decrease in cash                                                                           (524)             (3,879)
Cash at beginning of period                                                                  11,140              11,089
                                                                                          ---------           ---------
Cash at end of period                                                                     $  10,616           $   7,210
                                                                                          =========           =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                $  16,710           $  17,070
  Cash paid during the period for income taxes                                            $  33,860           $  64,795
  Non-cash financing activities:
    Stock issued under stock-based compensation plan                                      $   1,617           $   3,611

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

2.       Recent Accounting Pronouncements
         --------------------------------

            During July 2001, the Financial Accounting Standards Board ("FASB") issued two statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after September 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, we anticipate the Company will no longer amortize its goodwill and certain intangible assets, but will evaluate them for impairment annually. We are currently reviewing the statements to determine their effect on the Company.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

         During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position or results of operations.

3.       Contingencies
         -------------

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

4.       Long-Term Debt
         --------------

         On June 6, 2001, the Company issued zero coupon convertible notes due 2021 for $150 million. The net proceeds from such offering were used to repay outstanding indebtedness under the Credit Facility. The issue price of each note represents a yield to maturity of 3.0% per year calculated from the issuance date. In connection with the Company's issuance of its zero coupon convertible notes, the Company reduced the amount permitted to be borrowed under its Revolving Credit Facility from $230 million to $125 million.

         During September 2001, the Company retired its 9.55% Senior Notes due 2003 with a face value of $15.8 million prior to maturity. The debt retirement resulted in an extraordinary loss after tax of $1.3 million.

5.       Segment Reporting
         ----------------

        The Company's products are broken into three types, as follows:

   1. Mass-Distributed Products - products which provide mass reach at low cost, including:
         - Free-standing inserts (FSI) - four color booklets containing promotions from multiple advertisers distributed through Sunday newspapers.
         -  Run-of-press (ROP) - on-page newspaper promotions
   2. Cluster-Targeted Products - products targeted around geographic and demographic clusters, including:
         - Targeted Print and Media Services (formerly Valassis Impact Promotions) and Targeted Sampling & Media Solutions (polybag samples and advertising), which have recently been combined into one segment, known as Targeted Print and Media Services
   3. One-to-One Products - products and services that pinpoint individuals to build loyalty to a brand, including:
         -  Customer Relationship Marketing (which includes PreVision)
         -  Promotion Watch - security consulting
         -  Non-consolidated investments in one-to one promotion companies

     The Company has two reportable segments, cooperative free-standing inserts
(FSIs) and Targeted Print & Media Services (TP&MS). These reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base. Assets are not allocated to reportable segments and are not used to assess the performance of a segment.

(in millions)                            Three Months Ended September 30
-------------                       --------------------------------------------
                                        FSI       TP&MS    All Others*   Total
                                    --------------------------------------------
      2001
      ----
Revenues from external customers    $  141.0    $  37.3    $   19.1    $  197.4
Intersegment revenues               $      -    $     -    $      -    $      -
Depreciation/amortization           $    2.4    $   0.5    $    0.5    $    3.4
Segment profit                      $   39.7    $   3.0    $   (6.2)   $   36.5

      2000
      ----
Revenues from external customers    $  134.6    $  49.2    $    7.2    $  191.0
Intersegment revenues               $      -    $     -    $      -    $      -
Depreciation/amortization           $    2.0    $   0.4    $    0.1    $    2.5
Segment profit                      $   33.4    $   7.2    $    0.9    $   41.5


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

Reconciliations to consolidated financial statement totals are as follows:

                                                    Three Months Ended
                                                       September 30,
                                                 -----------------------
                                                   2001           2000
                                                 --------        -------
Profit for reportable segments                     $ 42.7         $ 40.6
Profit for other segments                            (6.2)           0.9
Unallocated amounts:
   Interest income                                      -            0.1
   Other income                                       1.0              -
                                                 --------        -------
Earnings before taxes                              $ 37.5         $ 41.6
                                                 ========        =======


Domestic and foreign revenues for each of the three-month periods ended September 30 were as follows:

                                        2001                 2000
                                     ---------            ----------
United States                          $ 197.4              $ 189.4
Canada                                     1.0                  1.7
                                     ---------            ---------
Total                                  $ 198.4              $ 191.1
                                     =========            =========

(in millions)                             Nine Months Ended September 30
-------------                     ----------------------------------------------
                                    FSI        TP&MS     All Others*   Total
                                  ----------------------------------------------
   2001
   ----
Revenues from external customers  $  447.4    $  143.7    $  51.3     $  642.4
Intersegment revenues             $      -    $      -    $     -     $      -
Depreciation/amortization         $    7.0    $    1.5    $   1.5     $   10.0
Segment profit/(loss)             $  132.1    $   16.5    $  (6.4)    $  142.2


   2000
   ----
Revenues from external customers  $  459.5    $  134.5    $  20.2     $  614.2
Intersegment revenues             $      -    $      -    $     -     $      -
Depreciation/amortization         $    6.6    $    1.3    $   0.1     $    8.0
Segment profit                    $  131.5    $   21.5    $   1.5     $  154.5


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

Reconciliations to consolidated financial statement totals are as follows:

                                                     Nine Months Ended
                                                       September 30,
                                                ----------------------------
                                                    2001              2000
                                                ----------       -----------
Profit for reportable segments                    $  148.6          $  153.0
(Loss)/Profit for other segments                      (6.4)              1.5
Unallocated amounts:
  Interest income                                      0.1               0.5
  Other income                                         1.1              26.5
                                                ----------       -----------
Earnings before taxes                             $  143.4          $  181.5
                                                ==========       ===========

Domestic and foreign revenues for each of the six-month periods ended September 30 were as follows:

                                           2001                  2000
                                        -----------          -----------
United States                              $  639.6             $  636.3
Canada                                          3.9                  4.9
                                        -----------          -----------
Total                                      $  643.5             $  641.2
                                        ===========          ===========

6.   Earnings Per Share
     ------------------

Earnings per common share ("EPS") data were computed as follows:

                                                                                         Three Months
                                                                                     Ended September 30,
                                                                                 ----------------------------
                                                                                   2001                2000
                                                                                 --------            --------
Net Earnings                                                                     $ 23,426            $ 25,662
                                                                                 ========            ========

Basic EPS:
  Weighted average common shares outstanding                                       53,792              54,323
                                                                                 ========            ========

Earnings per common share - basic
  Before extraordinary item                                                      $   0.46            $   0.47
  Extraordinary item                                                                (0.02)                 --
                                                                                 --------            --------
                 Total                                                           $   0.44            $   0.47
                                                                                 ========            ========

Diluted EPS:
  Weighted average common shares outstanding                                       53,792              54,323
  Weighted average shares purchased on exercise of dilutive options                 4,166               3,712
  Shares purchased with proceeds of options                                        (3,418)             (2,839)
  Shares contingently issuable                                                         50                  16
                                                                                 --------            --------
  Shares applicable to diluted earnings                                            54,590              55,212
                                                                                 ========            ========

Earnings per common share - diluted
    Before extraordinary item                                                    $   0.45            $   0.47
    Extraordinary item                                                              (0.02)                 --
                                                                                 --------            --------
                 Total                                                           $   0.43            $   0.47
                                                                                 ========            ========

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                              -------------------------------
                                                                                     2001            2000
                                                                              --------------      -----------
Net Earnings                                                                        $ 89,622        $113,456
                                                                              ===============     ===========

Basic EPS:
    Weighted average common shares outstanding                                        53,584          54,914
                                                                              ===============     ===========

Earnings per common share - basic
    Before extraordinary item                                                       $   1.70        $   2.07
    Extraordinary item                                                                 (0.03)              -
                                                                              ---------------     -----------
                 Total                                                              $   1.67        $   2.07
                                                                              ===============     ===========

Diluted EPS:
    Weighted average common shares outstanding                                        53,584          54,914
    Weighted average shares purchased on exercise of dilutive options                  4,480           3,792
    Shares purchased with proceeds of options                                         (3,634)         (2,829)
    Shares contingently issuable                                                          50              16
                                                                              ---------------     -----------
    Shares applicable to diluted earnings                                             54,480          55,893
                                                                              ===============     ===========

Earnings per common share - diluted
    Before extraordinary item                                                       $   1.67        $   2.03
    Extraordinary item                                                                 (0.02)              -
                                                                              ---------------     -----------
                 Total                                                              $   1.65        $   2.03
                                                                              ===============     ===========



7.       Reverse Repurchase Agreement
         ----------------------------

         During September 2001, the Company entered into a reverse repurchase agreement transaction relating to $234.5 million of U.S. Treasury Securities. The related receivable and payable from the transaction have been offset on the consolidated balance sheet. As a result of the transaction, the Company released $3.7 million of its deferred tax valuation allowance and recorded a $1.4 million reduction in income taxes.

8.       Writedown of Impaired Assets
         ----------------------------

         During September 2001, the Company took a one-time charge of $6.1 million relating to the closedown of Save.com, its approximately 50% owned investment, and resulting reorganization costs.

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

Results of Operations

Three Months Ended September 30, 2001 and September 30, 2000
------------------------------------------------------------

Net sales increased 3.5% from $190.8 million for the third quarter of 2000 to $197.4 million for the third quarter of 2001. Free-standing insert (FSI) revenues were up from $134.6 million for the quarter ended September 30, 2000 to $141.0 million for the same quarter of 2001. The increase is driven primarily by an increase in volume for the quarter with two extra insert dates. Revenues for cluster-targeted products decreased 24.2% to $37.3 million for the quarter, largely due to heavy competition from commercial printers. Additionally, net sales included a 109% increase to $9.4 million in ROP (run-of-press) sales attributable to additional sales focus and an increase in demand for this product in the current economic climate.

Gross profit margin was 35.4% in the third quarter of 2001, down from 36.0% in the third quarter of 2000. The decline in average pages per book due to two more insert dates in the third quarter of 2001 and our strategy to reduce direct response pages in an effort to improve pricing resulted in increased media and print costs on a per-thousand-page basis which was partially offset by lower paper costs.

Selling, general and administrative expenses increased 4.9% from $20.0 million in the third quarter of 2000 to $21.0 million in the third quarter of 2001. The increase was due to the inclusion of PreVision for the entire quarter in the current year. PreVision was purchased during the third quarter of 2000.

During September 2001, the Company took a one-time charge of $6.1 million relating to the closedown of Save.com, its 50% owned investment, and resulting reorganization costs.

Interest expense was down for the quarter ended September 30, 2001 to $3.7 million from $5.9 million for the same quarter in 2000. The Company issued zero coupon convertible notes in June 2001 for $150 million. The proceeds were used to repay outstanding indebtedness under The Revolving Credit Facility. During the third quarter of 2001, the Company retired $15.8 million in aggregate principal amount of its 9.55% Senior Notes due 2003.

The effective tax rate was 34.2% for the quarter ended September 30, 2001, compared with 38.3% for the same period in 2000. The effective tax rate decrease is primarily the result of tax benefits associated with the reverse repurchase agreement described in Note 7 and resulting utilization of the Company's capital losses.

In connection with the retirement of the 9.55% Senior Notes due 2003 discussed above, in September 2001, the Company paid a premium in an amount equal to $2.0 million. Accordingly, the Company incurred extraordinary charges of $1.3 million (net of tax) due to the early extinguishment of $15.8 million of debt in the third quarter of 2001.

Earnings before extraordinary items were $24.7 million for the third quarter of 2001 versus $25.7 million for the same period last year.

Nine Months Ended September 30, 2001 and September 30, 2000
-----------------------------------------------------------

For the nine months ended September 30, 2001, net sales increased 4.6% to $642.3 million from $613.9 million for the comparable period in 2000. Free-standing insert (FSI) revenues were down from $459.5 million for the first nine months of 2000 to $447.4 million for the first nine months of 2001. This decrease is primarily the result of a reduction in direct response pages as part of a price improvement strategy, as well as lower levels of e-commerce client participation. Revenues for cluster-targeted products increased 6.8% to $143.7 million for the nine month period, driven primarily by strong demand in sampling/advertising polybag programs in the first half of 2001. Net sales of the Company included revenues of $20.4 million from PreVision, which was acquired in August 2000. Other revenues decreased to $1.2 million for the nine months ended September 30, 2001, from $27.3 million for the comparable period as a result of the recording of the settlement of a lawsuit in 2000.

Gross margin decreased to 36.7% for the first nine months of 2001, from 38.0% for the same period in 2000 (excluding the impact of a lawsuit settlement included in other revenues in the first nine months of 2000). The decline in average pages per book due to our strategy to reduce direct response pages in an effort to improve pricing resulted in increased media and print costs on a per-thousand-page basis. Also, revenue increases in non-FSI products, which command lower margins, contributed to the overall decrease.

Selling, general and administrative expenses were $67.7 million, versus $57.9 million for the comparable prior-year period. This increase is primarily the result of the SG&A expenses of PreVision, which was acquired in August 2000, and initiatives commenced during the later part of 2000 to increase the sales force.

During September 2001, the Company took a one-time charge of $6.1 million relating to the closedown of Save.com, its 50% owned investment, and resulting reorganization costs.

Interest expense was down 12.8% for the nine months ended September 30, 2001 to $14.3 million from $16.4 million for the same period in 2000. The Company issued zero coupon convertible notes in June 2001 for $150 million. The proceeds were used to repay outstanding indebtedness under The Revolving Credit Facility. During the third quarter of 2001, the Company retired $15.8 million in aggregate principal amount of its 9.55% Senior Notes due 2003.

Earnings before extraordinary items were $90.9 million for the nine months ended September 30, 2001 versus $113.5 million for the same period last year. Excluding the impact of the settlement of a lawsuit in the nine months ended September 30, 2000, earnings before extraordinary items would have decreased by 6.2%.

In connection with the retirement of the 9.55% Senior Notes due 2003 discussed above, in September 2001, the Company paid a premium in an amount equal to $2.0 million. Accordingly, the Company incurred extraordinary charges of $1.3 million (net of tax) due to the early extinguishment of $15.8 million of debt in the nine months ended September 30, 2001.

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

Cash and cash equivalents totaled $10.6 million at September 30, 2001 versus $11.1 million at December 31, 2000. This was the result of cash provided by operating activities of $113.3 million, and cash used in investing activities and financing activities of $33.0 million and $80.9 million, respectively, during the first nine months of 2001.

Cash flow from operating activities increased from $76.4 million at September 30, 2000 to $113.3 million at September 30, 2001, primarily due from tax benefits received from employee stock option exercises.

As of September 30, 2001, the Company's debt has been reduced to $274.4 million, which consists of $23.2 million under its Revolving Credit Facility and $251.2 million in public debt. As discussed in Note 4, in June 2001, the Company issued zero coupon convertible notes due 2021 for $150 million. The net proceeds from such offering were used to repay outstanding indebtedness under the Revolving Credit Facility. During September 2001, the Company retired its 9.55% Senior Notes due 2003 with a face value of $15.8 million prior to maturity. The retirement resulted in an extraordinary loss of $1.3 million (net of tax).

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program.

As of September 30, 2001, the Company had authorization to repurchase an additional 2.0 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $13.6 million for the nine month period ended September 30, 2001. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

a.     Exhibits

       (4.1) Second Supplemental Indenture dated as of August 21, 2001, between Valassis Communications, Inc. and The Bank of New York with respect to the Company's 9.55% Senior Notes due 2003.

b.     Form 8-K

       The Company filed a report on Form 8-K, dated July 24, 2001, announcing that it has elected Kenneth V. Darish to its Board of Directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2001


                                          Valassis Communications, Inc.
                                                  (Registrant)


                                          By:  /s/ Robert L. Recchia
                                              --------------------------
                                          Robert L. Recchia
                                          Executive Vice President and
                                          Chief Financial Officer

                                          Signing on behalf of the
                                          Registrant and as principal
                                          financial and accounting
                                          officer.