Form 10-K405
period 2001-12-31
VALASSIS COMMUNICATIONS INC
filed 2002-03-29
CIK 883293

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-K

                               -----------------

(Mark One)
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 2001 or

     [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                               -----------------

   Securities registered pursuant to Section 12(b) of the Act:

               TITLE of each class               Exchange on which registered
               -------------------               ----------------------------
  Common Stock, par value $.01 per share           New York Stock Exchange
  6 5/8% Senior Notes Due 2009                         Not Applicable
  Zero Coupon Senior Convertible Notes Due 2021`       Not Applicable

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

                              Yes [X]      No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002, there were 53,896,700 shares of the Registrant's Common Stock outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates* of the registrant was $1,332,000,000.

   The applicable portions of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on or about May 14, 2002 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

--------
* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

================================================================================

                                     PART I

Item 1. Business
        --------

The Company

   Valassis leads the marketing services industry by connecting people to brands through our wide range of products and services offered to a variety of premier manufacturers and retailers.

   We offer a broad array of strategic marketing solutions, including:

   Mass Marketing Products:

   . Free-Standing Inserts ("FSIs")--four-color promotional booklets containing the coupons of multiple advertisers that are distributed by us to nearly 59 million households through Sunday newspapers;

   . Run-of-Press ("ROP")--promotions printed directly on the pages of over 13,000 newspapers;

   Cluster-Targeted Marketing Products:

   . Newspaper-delivered Product Sampling--samples machine-inserted into newspapers or placed in a polybag around the newspaper;

   . Newspaper Polybag Advertising--advertising message on a newspaper polybag without a sample;

   . Solo Newspaper Inserts--specialized print promotion programs for single advertisers.

   One-to-One Marketing Products:

   . Direct Mail Sampling / Advertising--high-impact, personalized communications and product samples aimed at the right target audience;

   . Customer Relationship Marketing ("CRM") software, consulting and agency services;

   . Internet-delivered promotions;

   . Security consulting services.

Business Strategy

   We believe that our existing products put us in a strong position to meet the mass and cluster-targeted needs of our clients. Our strategy is to build on the strength of our core FSI product to offer a range of integrated marketing solutions to a broader base of clients. In order to accomplish this, we will continue our commitment to the FSI segment of our business, while providing high levels of product quality and client service. In addition, we will attempt to capitalize on our expertise in consumer promotion to further expand our existing cluster-targeted products, and to further develop our Customer Relationship Marketing initiative. We will continue to offer more highly-targeted and one-to-one marketing solutions via direct mail and the Internet, utilizing database marketing techniques.

The Company's Products

   We print and publish cents-off coupons, refund offers, premiums, sweepstakes and contests distributed to households throughout the United States and Canada. We offer our clients a variety of consumer promotion alternatives. Depending upon the particular promotion goal, a client can choose to include its promotional materials in FSIs or ROP, distribute a customized printed solo insert, or distribute a product sampling program. We market our products through our own sales force and rely to a significant extent on repeat business.

   Our Marketing Services Consultants personally call on existing clients to maintain relationships and on potential clients to describe the advantages afforded by our products compared to other promotion alternatives. In addition, approximately 20%-25% of each cooperative FSI program is sold to direct mail marketers who purchase space (referred to as "remnant space") at reduced costs in exchange for accepting such space on an available basis.

Mass Marketing Products

Free-Standing Inserts (FSIs)
----------------------------

   Most of the consumer purchase incentives that we publish are featured in cooperative FSIs, which are four-color promotional booklets printed by us at our own facilities and distributed through Sunday newspapers. Cooperative FSIs are booklets containing promotions from multiple advertisers. We produced our first FSI in 1972. In 2001, we inserted our cooperative FSIs in the Sunday edition of over 525 newspapers with a combined average newspaper circulation of over 60 million on 45 publishing dates. By comparison, there were approximately 93.3 million households in the United States, according to the latest information published by the U.S. Census Bureau.

   As a natural extension of our U.S. business, Valassis Canada publishes the Shop & Save FSI in Canada. The Shop & Save FSI is distributed to approximately 5 million Canadian households through weekend home-delivered newspapers. In addition, Valassis produces a specialty FSI for smaller rural communities, reaching 5.4 million households in the U.S.

   Most FSI sales are made significantly in advance of program dates. We typically announce our annual publication schedule approximately 12 to 18 months in advance of the first publication date and clients may reserve space at any time thereafter. Marketing Services Consultants work closely with clients to select their FSI publication dates from our schedule and coordinate all aspects of FSI printing and publication, as well as to obtain commitments from customers in the form of signed contracts. Our proprietary order entry and ad placement software allows us to produce as many different FSI versions as clients require, typically over 240 different layout versions per publication date. By offering different versions in different markets, we offer our clients greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

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

   Total cooperative FSI sales during the year ended December 31, 2001 were $579.2 million, or 68% of our total revenue. The top ten FSI customers accounted for approximately 25% of FSI sales during the year ended December 31, 2001, and no single customer accounted for more than 10% of FSI sales during the same period.

Run-of-Press (ROP)
------------------

   We arrange for the placement of on-page newspaper ads on behalf of our clients. We serve in an agency role in this regard.

   Media (newspaper placement fees) is the major cost component of ROP distribution, which generally accounts for approximately 98% of our total direct ROP costs. We believe that our clients use us to place ROP because of our ability to negotiate favorable media rates, our well-developed production and national network placement capabilities, and our live quoting capability.

   ROP customers include primarily telecommunications and pharmaceutical companies and their advertising and promotion agencies. Our total ROP sales were $31.9 million during the year ended December 31, 2001, or 4% of our total revenue. The top ten ROP customers accounted for 59% of the ROP sales during the same period.

Cluster-Targeted Products

   Cluster-targeted products include:

Solo Newspaper Inserts
----------------------

   Valassis offers its clients specialty print promotion products in customized formats such as die-cuts, posters and calendars, as well as traditional FSI formats. Because these promotions feature only one manufacturer (referred to as "solos"), the customer has the ability to create a completely individualized promotion. This allows customers the flexibility to run promotions any day of the week in any newspaper throughout the United States. We specialize in producing turnkey promotions for franchise retail marketers, such as fast food chains, allowing orders to be placed on a national, regional or local basis.

Product Sampling and Advertising
--------------------------------

   We offer newspaper-delivered sampling products that gives manufacturers the ability to cost-effectively reach up to 65 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac(R)), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch(R)). In addition, Brand Bag(TM) and Brand Bag +(TM) offer marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without a sample included. Both products offer clients home-delivered newspaper circulation of up to 46 million households in one weekend. The bags feature the customer's advertising with the option of a weather-resistant tear-off coupon. We increased our competitive advantage in 2000 with the purchase of the consumer direct-to-door product sampling arm of Alternative Marketing Networks.

   In 2001, cluster-targeted products generated total revenue of $197.1 million, or 23% of our total revenue. The top ten clients accounted for approximately 38% of cluster-targeted sales during the year ended December 31, 2001.

One-to-One Marketing

Customer Relationship Marketing (CRM)
-------------------------------------

   Customer Relationship Marketing allows companies to understand consumer purchase behavior and to use that information to deliver intelligent, targeted promotions. The goal of CRM is to provide retailers with a turnkey service that builds long-term consumer relationships and increases profitability.

   During 1999, we made a strategic investment in Relationship Marketing Group, Inc., which was later reorganized into a limited liability company, (RMG). In August 2000, VNU Marketing Information and RMS, Inc. invested in RMG and RMG was renamed Valassis Retail Marketing Systems (VRMS). We currently own approximately 25% of VRMS and have an option to acquire up to an additional 50%. This option expires in July 2002. VRMS provides a consumer packaged goods-sponsored direct mail vehicle that uses proprietary software to target grocery retail frequent shopper households based on prior purchase behavior.

   In 2000, we completed our most significant acquisition to date with the 80% purchase of Boston-based PreVision Marketing(R), a high-end, full-service CRM agency. Through PreVision we have the ability to analyze the information marketers collect in databases; make strategic recommendations; execute creative programs; and analyze results.

   In addition to VRMS and PreVision, Valassis produces additional "solo" direct mail database marketing programs. These programs utilize the Company's internal variable image print capability, its Aztec code technology and, in some cases, the VRMS shopper data list. Fueled by great interest in frequent shopper-based programs and solo programs utilizing multiple data sources, direct mail represents one of the fastest growing CRM products.

   CRM revenue in 2001 totaled $34.9 million, $27.7 million of which was from PreVision.

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

   In the past, new competitors have tried to establish themselves in the FSI market. During such times, the number of FSI programs increased, which led to a meaningful decrease in the number of pages per FSI program. As a result, we experienced periods of intense price competition. These events have had a significant adverse effect on our financial performance in the past. If new competitors enter the FSI market or our existing competitor tries to increase market share by reducing prices, our financial performance could be materially adversely affected.

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

   Cluster-targeted products compete with News America FSI, Inc. and commercial printers for print business, as well as with Sunflower Marketing for polybag advertising and sampling.

   We compete with several newspaper network groups in the ROP market. As there is no significant capital investment associated with this business, other competitors could easily enter the ROP market. An increase in the number of ROP competitors could result in a loss of market share.

Employees

   As of December 31, 2001, we had approximately 1,265 full-time employees: 259 of these employees are on our sales, sales operations and marketing staff; 833 are involved in manufacturing; 38 are on our management information systems staff; and 135 are involved with administration. None of our employees are represented by a labor union. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Segment Reporting

   For segment financial information for the years 2001, 2000 and 1999, see the table titled "Results of Operations" presented on page 11 under "Management's Discussion & Analysis of Financial Condition & Results of Operations" and in
Note 15 of the "Notes to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."

Item 2. Properties
        ----------

   Our principal executive offices are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Los Angeles (Seal Beach), Chicago (Schaumburg), Dallas, Minneapolis, Connecticut (Shelton), and various other localities.

   We operate three printing facilities. We own the Livonia printing facility, which consists of approximately 225,000 square feet and includes cluster-targeted products operations, printing and warehouse facilities. We also own printing facilities in Durham, North Carolina and Wichita, Kansas, consisting of approximately 188,000 square feet and 138,000 square feet, respectively. In addition, we lease a facility in Plymouth, Michigan, which houses our pre-press operations and a facility in Mexico, which houses our fulfillment operations. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of a contract printer.

Item 3. Legal Proceedings
        -----------------

   On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits which, with prejudgment interest, will total nearly $20 million. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company's newspaper delivered sampling business. The jury found Sunflower liable for misappropriating the Company's trade secrets and inducing an individual to breach his duty of loyalty to the Company. No judgment has been entered pending the disposition by the Court of certain post trial motions by defendant seeking to set aside the award. The Company will request that the judge enter a judgment on the verdict. A reasonable estimation of the Company's ultimate recovery can not be made at this time and the Company has not recorded any amount in its financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

   None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
        --------------------------------------------------------------------

   The Company's common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of the Company's common stock at December 31, 2001 was 255.

   High and low stock prices during the twelve months ended December 31, 2001 and 2000 were:

                                   2001              2000
                             ----------------- -----------------

                                Sales Price       Sales Price
                             ----------------- -----------------
               Quarter Ended   High     Low      High     Low
               ------------- -------- -------- -------- --------
               March 31..... $34.4000 $28.7000 $42.6250 $25.2500
               June 30......  37.3500  28.0000  39.2500  29.6250
               September 30.  37.3000  30.1900  39.0625  20.5000
               December 31..  36.3300  30.5000  32.6875  21.2500

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

Item 6. Selected Financial Data
        -----------------------

(in thousands of dollars, except per share data)

                                                                      YEAR ENDED
                                              -----------------------------------------------------------
                                              December 31 December 31 December 31 December 31 December 31
                                              ----------- ----------- ----------- ----------- -----------
                                                 2001        2000        1999        1998        1997
                                              ----------- ----------- ----------- ----------- -----------
Net sales and other revenues.................  $849,529    $863,121    $794,566    $741,383    $675,496

Earnings from continuing operations before
  extraordinary loss.........................   119,143     125,699     121,134      84,286      69,930

Total assets.................................   363,025     325,717     247,205     232,014     240,885

Long-term debt, less current portion.........   252,383     325,490     291,354     340,461     367,075

Earnings per share before extraordinary loss,
  basic......................................      2.22        2.30        2.14        1.44        1.15

Net earnings per share, basic*...............      2.20        2.30        2.02        1.21        1.15

Net earnings per share, diluted..............      2.17        2.27        1.97        1.19        1.13

Cash dividends declared per share............        --          --          --          --          --

Ratio of earnings to fixed charges (1).......     11.00x       9.44x       7.98x       4.83x       3.92x

----------
* The Company recorded a $1.3 million extraordinary loss (net of taxes) during the year ended December 31, 2001, a $6.9 million extraordinary loss (net of taxes) during the year ended December 31, 1999 and a $13.6 million extraordinary loss (net of taxes) during the year ended December 31, 1998, as a result of early retirement of a portion of its public debt.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

   Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including specifically statements made in "Business Outlook" and elsewhere in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price war, which has occurred in the past when a new competitor entered the market; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods, including in-store advertising systems and other forms of coupon delivery; an increase in the Company's paper costs, a significant cost component of the Company's business; or economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions, or economic changes which affect the businesses of our customers and lead to reduced sales promotion spending.

GENERAL

   Valassis derives revenues primarily from the sale of space in promotional materials printed on the Company's printing presses. The Company's prime cost components include paper, payments to newspapers for insertion of promotional materials (media), printing costs (including labor) and shipping.

   Paper represents approximately 41% of the cost of products sold for the Company's FSI business. Valassis purchases a combination of coated and uncoated paper. To protect the Company against the risk of price fluctuations, a significant portion of our paper requirements is purchased from two paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any twelve-month period) of the Company's cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2001, approximately 50% of our paper requirements are under long-term contract. The remainder of our paper requirement is bought pursuant to contracts that are typically three to six months in duration. The Company maintains on average less than 30 days of paper inventory.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:

                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                    --------------  --------------  --------------
                                                     Dec. 31, 2001   Dec. 31, 2000   Dec. 31, 1999
                                                    --------------  --------------  --------------
                                                             % of            % of            % of
(dollar amounts in millions)                        Actual Revenues Actual Revenues Actual Revenues
                                                    ------ -------- ------ -------- ------ --------
Mass Marketing Products:
 FSI sales......................................... $579.2   68.2%  $603.0   69.9%  $586.7   73.8%
 ROP sales.........................................   31.9    3.7     25.7    3.0     24.3    3.1
Cluster-Targeted product sales.....................  197.1   23.2    191.6   22.2    157.6   19.8
One-to-One product sales...........................   39.3    4.6     15.1    1.7      5.1    0.6
Other income.......................................    2.0    0.3     27.7    3.2     20.9    2.7
                                                    ------  -----   ------  -----   ------  -----
Revenues...........................................  849.5  100.0    863.1  100.0    794.6  100.0
Cost of products sold..............................  541.3   63.7    527.5   61.1    491.6   61.9
                                                    ------  -----   ------  -----   ------  -----
Gross profit.......................................  308.2   36.3    335.6   38.9    303.0   38.1
Selling, general and administrative expenses.......   89.2   10.5     81.6    9.5     81.8   10.3
Amortization of intangibles........................    3.4    0.4      3.1    0.4      5.2    0.7
Loss on equity investments.........................    4.1    0.5     14.9    1.7      1.3    0.2
                                                    ------  -----   ------  -----   ------  -----
Operating earnings.................................  211.5   24.9    236.0   27.3    214.7   27.0
Interest expense...................................   17.7    2.1     22.9    2.6     26.0    3.3
Writedown of impaired assets.......................    6.1    0.7     11.0    1.3       --     --
                                                    ------  -----   ------  -----   ------  -----
Earnings before income taxes and extraordinary loss  187.7   22.1    202.1   23.4    188.7   23.7
Income taxes.......................................   68.5    8.1     76.4    8.8     67.5    8.5
                                                    ------  -----   ------  -----   ------  -----
Earnings before extraordinary loss.................  119.2   14.0    125.7   14.6    121.1   15.2
Extraordinary loss (net of taxes)..................    1.3    0.1       --     --      6.9    0.9
                                                    ------  -----   ------  -----   ------  -----
Net earnings....................................... $117.9   13.9%  $125.7   14.6%  $114.2   14.4%
                                                    ======  =====   ======  =====   ======  =====

Calendar 2001 Compared to Calendar 2000
---------------------------------------

   Total revenues for 2001 decreased 1.6% to $849.5 million from $863.1 million in 2000. However, revenues in 2000 included $26.6 million related to net proceeds from a lawsuit settlement. Without the effect of this unusual item, 2001 revenue increased 1.5%. FSI revenue was down 3.9% to $579.2 million in 2001, due primarily to lower page demand. Cluster-targeted products revenue was up 2.9% to $197.1 million in 2001, although the segment was negatively effected in the second half of 2001 by the economy in the form of reduced demand, increased price competition and fewer new product introductions. Run-of-press revenues were up 24.1% for the year to $31.9 million, due to the shutdown of a competitor and additional sales focus. The one-to-one segment also experienced revenue growth, up 160.3% to $39.3 million.

   Gross margin decreased from 36.9% in 2000 (excluding the lawsuit settlement mentioned above) to 36.3% in 2001. This decrease was primarily the result of the negative pressure on margins in the cluster-targeted segment of our business, due to the economy and increased price competition. FSI margins remained steady as any increases in media costs per page caused by reduced page demand were offset by decreased paper costs.

   Selling, general and administrative expenses were up 9.3% to $89.2 million in 2001. This is primarily the result of the SG&A expenses of PreVision, which was acquired in August 2000. SG&A expenses in the second half of 2001 were down 2.9% compared to the second half of 2000, as cost containment initiatives were put into place in the latter part of 2001.

   Interest expense was down for the year ended December 31, 2001 to $17.7 million from $22.9 million in 2000. The Company issued zero coupon convertible notes in June 2001 for $150 million. The proceeds were used to repay outstanding indebtedness under the revolving credit facility. The Company also retired $15.8 million in aggregate principal amount of its 9.55% Senior Notes due 2003.

   During 2001, the Company took a one-time charge of $6.8 million relating to the closedown of Save.com, and resulting restructuring costs, a portion of which is included in SG&A as severance pay. In 2000, the Company recorded losses from Save.com of $10.3 million and reserved against an additional commitment to Save.com of $2.9 million.

   The effective tax rate was 36.5% for the year ended December 31, 2001, compared with 37.8% for the same period in 2000. This was primarily due to the ability to utilize certain capital losses as a result of the reverse repurchase agreement described in Note 17.

   In connection with the retirement of the 9.55% Senior Notes due 2003 discussed above, the Company paid a premium of $2.0 million. Accordingly, the Company incurred extraordinary charges of $1.3 million (net of taxes) due to this early extinguishment of debt in 2001.

Calendar 2000 Compared to Calendar 1999
---------------------------------------

   Total revenues for 2000 increased 8.6% to $863.1 million from $794.6 million for 1999. Revenues for 2000 include $26.6 million related to net proceeds from a lawsuit settlement. Revenues for 1999 include $15.1 million in sales from the direct merchandising division of Valassis of Canada, which was discontinued in the fourth quarter of 1999. Without the effects of these items, the increase in revenues would have been 7.3%. This increase was partially a result of a 1.8% rise in FSI revenue from $592.2 million in 1999 to $603.0 million in 2000. The FSI revenue increase was attributable to overall industry page growth partially offset by a reduction in remnant pricing. In addition, solo inserts (previously known as VIP) experienced a 16.8% increase in sales in 2000 compared to 1999 as a result of the continued strength of its core client base as well as increased demand from new categories. Sampling and advertising products (previously known as Targeted Marketing Services) rose 22.0% in 2000 to $84.2 million, from $69.0 million in 1999. This increase was primarily a result of growth in the sampling and advertising business.

   Gross margin increased from 38.1% in 1999 to 38.9% for 2000. Excluding the impact of a lawsuit settlement included in other revenues in the first quarter of 2000, gross margin would have decreased to 36.9%.This decrease was due primarily to increases in paper costs, a reduction in remnant pricing and the publication of four "custom co-ops" which operate at a lower margin than the regular co-op FSI.

   Losses on equity investments (Save.com, IDS and VRMS) in 2000 totaled $14.9 million. This included a charge of $10.3 million for Save.com losses which were recognized after the original investment was written off as an offset to outstanding loan balances, due to the fact that VCI was the sole financing source for Save.com.

   Due to the uncertainty in the public markets regarding internet start-ups and the difficulty that Save.com and IDS are having securing additional financial backing at this time, the Company fully reserved against its investments, receivables and commitments with these companies at December 31, 2000. The Company also wrote off the goodwill of The Net's Best in the amount of $4.0 million due to the discontinuance of the business and related products and services. These actions resulted in an additional pre-tax charge of $11.0 million.

   Interest expense was down for the year ended December 31, 2000 to $22.9 million from $26.0 million in 1999. The Company retired $114.0 million of its public debt in 1999. During the fourth quarter of 1999, the Company repurchased on the open market approximately $114.0 million in aggregate principal amount of its 9.55% Senior Notes due 2003 for $129.4 million. See Liquidity and Capital Resources for further information.

   The effective tax rate was 37.8% for the year ended December 31, 2000, compared with 35.8% for the same period in 1999. The effective tax rate increase was primarily the result of a lower tax rate in 1999 due to tax benefits associated with the writedown of our foreign investment associated with the Valassis of Canada direct mail merchandising division.

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

   Cash and cash equivalents totaled $10.6 million at December 31, 2001, nearly flat from December 31, 2000. This was the result of cash provided by operating activities of $131.5 million, and cash used in investing activities and financing activities of $37.8 million and $94.2 million, respectively, in 2001.

   Cash flow from operating activities increased to $131.5 million for the year ended December 31, 2001 from $114.2 million for the year ended December 31, 2000. The Company used this cash flow during 2001 to repurchase $60.9 million (2.1 million shares) of its common stock and retire the remaining $15.8 million of 2003 debt. In addition, during 2001 the Company used $24.8 million of its cash flow to fund strategic acquisitions and equity investments. For further details, see Notes 13 and 14 of the "Notes to Consolidated Financial Statements".

   The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and from time to time to repurchase stock through the Company's stock repurchase program. As of December 31, 2001, the Company had authorization to repurchase an additional 5,484,200 shares of its common stock under its existing share repurchase program.

   Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

   Capital expenditures were $15.7 million for the year ended December 31, 2001. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs at its three printing facilities and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Recent Accounting Pronouncements
--------------------------------

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations.

   During July 2001, the Financial Accounting Standards Board ("FASB") issued two statements SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, the Company will no longer amortize its goodwill and certain intangible assets, but will, however, evaluate them for impairment annually. The Company is in the process of completing its transitional goodwill impairment testing but does not expect the adoption of these statements to result in an impairment of goodwill. The Company estimates that goodwill and indefinite-lived intangible asset amortization required under previous accounting standards of approximately $3 million will not be charged to the income statement in future periods.

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

   During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position or results of operations.

Business Outlook
----------------

   The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

    -- Overall revenues in 2002 are expected to be flat to down slightly compared to 2001 as the result of tightening client marketing budgets.

    -- FSI revenues and margins are expected to be down slightly. We have reduced our co-op date schedule to 43 dates and anticipate an increase in less-profitable custom co-ops. We also reduced our FSI circulation to remove circulation which proved unpopular with clients. FSI pricing is expected to be flat to down slightly based on current contracts.

    -- The average price of paper, which is a major cost factor in the Company's business, decreased in 2001. The average price of paper in 2002 is expected to again decrease compared to the average in 2001.

    -- The increased demand for ROP advertising is expected to extend into 2002, due to the shutdown of a competitor and additional sales focus.

    -- Cluster-targeted product revenues are expected to grow, but at a slower rate than in the past, due to competition and marketing cut backs.

    -- One-to-one product revenues are expected to increase. PreVision revenues are expected to grow 4 to 6% and direct mail revenue is expected to increase over 20%.

The following is a summary of the quarterly results of operations for the years end December 31, 2001 and December 31, 2000.

                                                                        THREE MONTHS ENDED
                                                            -----------------------------------------
Thousands of dollars, except per share data                 Mar. 31     June 30    Sept. 30   Dec. 31
                                                            --------    --------  --------   --------
Fiscal Year Ended December 31, 2001

Revenue                                                     $227,810    $217,277   $198,408   $206,034
Cost of products sold                                        145,060     133,845    127,578    134,899
Earnings, before extraordinary item                           32,458      33,738     24,711     28,237
Earnings per common share, before extraordinary item, basic     0.60        0.62       0.45       0.52
Net earnings                                                  32,458      33,738     23,426#    28,237
Net earnings per common share, diluted                          0.60        0.62       0.53       0.52

                                                                        THREE MONTHS ENDED
                                                             ----------------------------------------
Thousands of dollars, except per share dat                   Mar. 31     June 30   Sept. 30   Dec. 31
                                                             --------    --------  --------  --------
Fiscal Year Ended December 31, 2000

Revenue                                                     $239,037*   $211,085   $191,073  $221,926
Cost of products sold                                        128,838     129,571    122,181   146,883
Earnings, before extraordinary item                           53,411      34,383     25,662    12,243
Earnings per common share, before extraordinary item, basic     0.96        0.63       0.47      0.24
Net earnings                                                  53,411      34,383     25,662    12,243+
Net earnings per common share, diluted                          0.94        0.62       0.47      0.23

--------
* Revenue includes the proceeds from the settlement of a lawsuit. See Note 8 to the Consolidated Financial Statements.
# Net earnings for the quarter ended September 30, 2001 include an extraordinary loss (net of taxes) of $1.3 million, as a result of the early retirement of a portion of the Company's public debt.

+ Save.com and IDS (see Note 14), and the write off of goodwill related to The Net's Best.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

   The Company has exposure to interest rate risk from its long-term debt. A portion of the Company's debt is fixed rate, the remainder being a revolving credit facility at a variable rate. See Note 4 of the Notes to Consolidated Financial Statements for components of the Company's long-term debt.

   The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to its variable debt. As of December 31, 2001, the analysis indicated that such market movements would not have a material effect on the Company's consolidated results of operations or on the fair value of its risk-sensitive financial instruments.

   The Company does not have a material exposure to risks associated with foreign currency fluctuations related to operations and does not use derivative financial instruments.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

                         VALASSIS COMMUNICATIONS, INC.

                           Consolidated Balance Sheets

                                                                        December 31, December 31,
(in thousands)                                                             2001         2000
                                                                        ------------ ------------
Assets
Current assets:

 Cash and cash equivalents.............................................  $  10,615    $  11,140
 Accounts receivable (less allowance for doubtful accounts of $1,051 at
   December 31, 2001 and $1,322 at December 31, 2000)..................    131,777      114,554
Inventories:
 Raw materials.........................................................     13,965       10,542
 Work in progress......................................................     13,935       17,338
Prepaid expenses and other.............................................      7,499       10,729
Deferred income taxes (Note 6).........................................      1,479        3,356
Refundable income taxes................................................      4,277           --
                                                                         ---------    ---------
Total current assets...................................................    183,547      167,659
                                                                         ---------    ---------
Property, plant and equipment, at cost:

 Land and buildings....................................................     22,960       21,648
 Machinery and equipment...............................................    120,548      123,043
 Office furniture and equipment........................................     31,674       31,638
 Automobiles...........................................................        900        1,117
 Leasehold improvements................................................      1,954        1,857
                                                                         ---------    ---------
                                                                           178,036      179,303
Less accumulated depreciation and amortization.........................   (113,967)    (119,265)
                                                                         ---------    ---------
Net property, plant and equipment......................................     64,069       60,038
                                                                         ---------    ---------
Intangible assets (Note 3):

 Goodwill..............................................................    115,756      107,756
 Other intangibles.....................................................     85,347       85,137
                                                                         ---------    ---------
                                                                           201,103      192,893
 Less accumulated amortization.........................................   (123,408)    (120,030)
                                                                         ---------    ---------
Net intangible assets..................................................     77,695       72,863
                                                                         ---------    ---------
Equity investments and advances to investees (Note 14).................     33,955       18,136
Other assets...........................................................      3,759        3,083
Deferred income taxes (Note 6).........................................         --        3,938
                                                                         ---------    ---------
Total assets...........................................................  $ 363,025    $ 325,717
                                                                         =========    =========

                         VALASSIS COMMUNICATIONS, INC.

                                                                                 December 31,        December 31,
(in thousands, except share data)                                                   2001                2000
                                                                                 ------------        ------------
Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion long-term debt...............................................  $   2,600           $      --
   Accounts payable.............................................................     82,750              85,671
   Accrued interest.............................................................      3,105               3,919
   Accrued expenses.............................................................     32,846              31,412
   Progress billings............................................................     51,766              49,029
   Income taxes payable.........................................................         --               1,019
                                                                                  ---------           ---------
Total current liabilities.......................................................    173,067             171,050
                                                                                  ---------           ---------
Long-term debt (Note 4).........................................................    252,383             325,490
Deferred income taxes (Note 6)..................................................      3,259                  --
Other non-current liabilities...................................................         --               1,681
Commitments and contingencies (Notes 7 and 8)...................................         --                  --
Stockholders' deficit (Notes 9, 10 and 11):.....................................
   Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at December 31, 2001 and December 31, 2000.

   Common stock of $.01 par value. Authorized 100,000,000 shares; issued
     62,992,763 at December 31, 2001 and 62,932,556 at December 31, 2000;
     outstanding 53,698,382 at December 31, 2001 and 53,562,676 at

     December 31, 2000..........................................................        630                 629
   Additional paid-in capital...................................................     99,116              87,015
   Deferred compensation........................................................     (1,342)             (1,983)
   Retained earnings............................................................    191,822              73,963
   Foreign currency translations................................................       (560)               (460)
   Treasury stock, at cost (9,294,381 shares at December 31, 2001 and 9,369,880
     shares at December 31, 2000)...............................................   (355,350)           (331,668)
                                                                                  ---------           ---------
Total stockholders' deficit.....................................................    (65,684)           (172,504)
                                                                                  ---------           ---------
Total liabilities and stockholders' deficit.....................................  $ 363,025           $ 325,717
                                                                                  =========           =========

         See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.

                        Consolidated Statements of Income

                                                                          YEAR ENDED
                                                             ----------------------------------
                                                             Dec. 31,     Dec. 31,    Dec. 31,
(in thousands, except per share data)                          2001         2000        1999
                                                             --------     --------     --------

Revenues:
   Net sales................................................ $847,455     $835,342     $793,860
   Other (see Note 8).......................................    2,074       27,779          706
                                                             --------     --------     --------
Total revenues..............................................  849,529      863,121      794,566
                                                             --------     --------     --------
Costs and expenses:
   Cost of products sold....................................  541,382      527,473      491,593
   Selling, general and administrative......................   89,168       81,588       81,770
   Loss on equity investments...............................    4,084       14,919        1,342
   Amortization of intangible assets........................    3,433        3,080        5,243
   Interest.................................................   17,711       22,924       25,968
   Writedown of impaired assets.............................    6,062       11,020           --
                                                             --------     --------     --------
Total costs and expenses....................................  661,840      661,004      605,916
                                                             --------     --------     --------
Earnings before income taxes and extraordinary loss.........  187,689      202,117      188,650
Income taxes (Note 6).......................................   68,545       76,418       67,516
                                                             --------     --------     --------
Earnings before extraordinary loss..........................  119,144      125,699      121,134
Extraordinary loss (net of tax benefit).....................    1,285           --        6,933
                                                             --------     --------     --------
Net earnings................................................ $117,859     $125,699     $114,201
                                                             ========     ========     ========
Earnings per common share before extraordinary loss, basic.. $   2.22     $   2.30     $   2.14
                                                             ========     ========     ========
Earnings per common share before extraordinary loss, diluted $   2.19     $   2.27     $   2.09
                                                             ========     ========     ========
Net earnings per common share, basis........................ $   2.20     $   2.30     $   2.02
                                                             ========     ========     ========
Net earnings per common share, diluted...................... $   2.17     $   2.27     $   1.97
                                                             ========     ========     ========

         See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.

               Consolidated Statements of Stockholders' Deficit

                                                           Retained                           Total
                                     Additional Deferred   Earnings                Foreign    Stock-
                              Common  Paid-in   Compen-  (Accumulated Treasury    Currency   holder's
(in thousands)                Stock   Capital    sation    Deficit)    Stock     Translation Deficit
                              ------ ---------- -------- ------------ ---------  ----------- ---------
Balances at January 1, 1999    $462   $116,034       --   $(165,937)  $(218,785)    $(298)   $(268,524)
Net earnings                                                114,201                            114,201
Stock repurchase                                                        (80,498)               (80,498)
3-for-2 stock split             165    (46,616)                          46,451                     --
Exercise of stock options                4,732                           11,937                 16,669
Deferred compensation                            (1,135)                                        (1,135)
Stock grants                             2,748                                                   2,748
Foreign currency translation                                                         (180)        (180)
                               ----   --------  -------   ---------   ---------     -----    ---------
Balances at December 31, 1999   627     76,898   (1,135)    (51,736)   (240,895)     (478)    (216,719)
Net earnings                                                125,699                            125,699
Stock repurchase                                                        (94,429)               (94,429)
Exercise of stock options         1      1,227                            3,656                  4,884
Deferred compensation                              (848)                                          (848)
Stock grants                      1      8,890                                                   8,891
Foreign currency translation                                                           18           18
                               ----   --------  -------   ---------   ---------     -----    ---------
Balances at December 31, 2000   629     87,015   (1,983)     73,963    (331,668)     (460)    (172,504)
Net earnings                                                117,859                            117,859
Stock repurchase                                                        (60,935)               (60,935)
Exercise of stock options               10,470                           37,253                 47,723
Deferred compensation                               641                                            641
Stock grants                      1      1,631                                                   1,632
Foreign currency translation                                                         (100)        (100)
                               ----   --------  -------   ---------   ---------     -----    ---------
Balances at December 31, 2001  $630   $ 99,116  $(1,342)  $ 191,822   $(355,350)    $(560)   $ (65,684)
                               ====   ========  =======   =========   =========     =====    =========

         See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.

                     Consolidated Statements of Cash Flows

                                                                                     YEAR ENDED
                                                                           ------------------------------
                                                                           Dec. 31,   Dec. 31,  Dec. 31,
(in thousands)                                                               2001       2000      1999
                                                                           ---------  --------  ---------
Cash flows from operating activities:
   Net earnings........................................................... $ 117,859  $125,699  $ 114,201
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation...........................................................    10,318     8,222      7,660
   Amortization of intangibles and bond discount..........................     3,454     3,080      5,243
   Provision for losses on accounts receivable............................     1,800     1,208      1,867
   Writedown of impaired assets...........................................     6,062    11,020         --
   Losses on equity investments...........................................     4,084    14,919      1,342
   Stock-based compensation charge........................................    12,102     3,801      2,194
   (Gain)/loss on sale of property, plant and equipment...................      (770)      295        (55)
   Deferred income taxes..................................................     9,074    (7,693)       677
   Changes in assets and liabilities which increase (decrease) cash flow:
       Accounts receivable................................................   (19,023)  (18,905)      (542)
       Inventories........................................................       (20)    1,347      2,641
       Prepaid expenses and other.........................................     2,800    (5,715)       433
       Other assets.......................................................    (1,661)  (17,351)    (5,413)
       Other liabilities..................................................    (1,681)    1,106         --
       Accounts payable...................................................    (2,921)    1,825      8,619
       Accrued interest and expenses......................................    (7,380)   (1,183)     3,261
       Income taxes.......................................................    (5,296)    1,441      5,499
       Progress billings..................................................     2,737    (8,930)      (882)
                                                                           ---------  --------  ---------
Total adjustments.........................................................    13,679   (11,513)    32,544
                                                                           ---------  --------  ---------
Net cash provided by operating activities................................. $ 131,538  $114,186  $ 146,745
                                                                           =========  ========  =========
Cash flows from investing activities:

   Additions to property, plant and equipment............................. $ (15,741) $(14,044) $ (14,261)
   Proceeds from sale of property, plant and equipment....................     2,178       263        203
   Acquisition of PreVision Marketing, net of cash acquired...............        --   (29,929)        --
   Other investments and acquisitions.....................................   (24,815)  (12,127)   (10,659)
   Other..................................................................       541      (828)      (210)
                                                                           ---------  --------  ---------
Net cash used in investing activities.....................................   (37,837)  (56,665)   (24,927)
                                                                           ---------  --------  ---------
Cash flows from financing activities:

   Proceeds from issuance of common stock.................................    37,253     3,656     11,937
   Purchase of treasury shares............................................   (60,935)  (94,429)   (80,498)
   Repayment of long-term debt............................................   (15,771)   (2,797)  (219,745)
   Borrowings of long-term debt...........................................   152,627        --     99,738
   Net (payments)/borrowings under revolving line of credit...............  (207,400)   36,100     70,900
                                                                           ---------  --------  ---------
Net cash used in financing activities.....................................   (94,226)  (57,470)  (117,668)
                                                                           ---------  --------  ---------
Net increase / (decrease) in cash and cash equivalents....................      (525)       51      4,150
Cash and cash equivalents at beginning of the year........................    11,140    11,089      6,939
                                                                           ---------  --------  ---------
Cash and cash equivalents at end of the year.............................. $  10,615  $ 11,140  $  11,089
                                                                           =========  ========  =========

                         VALASSIS COMMUNICATIONS, INC.

                                                                           YEAR ENDED
                                                                   --------------------------
                                                                   Dec. 31, Dec. 31, Dec. 31,
(in thousands)                                                       2001     2000     1999
                                                                   -------- -------- --------
Supplemental disclosure of cash flow information
   Cash paid during the year for interest......................... $18,525  $22,650  $26,865
   Cash paid during the year for income taxes..................... $63,996  $82,643  $56,625
   Non-cash investing and financing activities:
       Stock issued under stock-based compensation plan........... $ 1,632  $ 8,890  $ 2,748
       Contingent purchase price for acquisition of PreVision..... $ 8,000       --       --

         See accompanying notes to consolidated financial statements.

                         VALASSIS COMMUNICATIONS, INC.

                  Notes to Consolidated Financial Statements

(1) THE COMPANY

   Valassis Communications, Inc. (Valassis or the Company) became a publicly-held company upon completion of its initial public offering on March 18, 1992. The Company operates in a single industry and principally produces free-standing inserts for customers in the packaged goods industry throughout the United States. No single customer accounted for more than 10 percent of the Company's sales during the years ended December 31, 2001, 2000, or 1999.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Valassis Communications, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 2000 and 1999 have been reclassified to conform to current period classifications.

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

ADVERTISING

   The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $1.1 million, $1.5 million, and $1.4 million, respectively.

                         VALASSIS COMMUNICATIONS, INC.

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

                                Class               Range
                                -----             ----------
                    Buildings.................... 5-20 years
                    Machinery and equipment...... 5-15 years
                    Office furniture and fixtures 3-5 years
                    Automobiles.................. 3 years
                    Leasehold improvements....... 3-10 years

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

                         VALASSIS COMMUNICATIONS, INC.

RECENT ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations.

   During July 2001, the Financial Accounting Standards Board ("FASB") issued two statements SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, the Company will no longer amortize its goodwill and certain intangible assets, but will, however, evaluate them for impairment annually. The Company is in the process of completing its transitional goodwill impairment testing but does not expect the adoption of these statements to result in an impairment of goodwill. The Company estimates that goodwill and indefinite-lived intangible asset amortization required under previous accounting standards of approximately $3 million will not be charged to the income statement in future periods.

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

   During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position or results of operations.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments (none at December 31, 2001 and December 31, 2000) with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

   The Company's debt is also a financial instrument with the estimated fair market value of the debt at $11.1 million under stated value as of December 31, 2001 and $3.7 million at December 31, 2000. See Note 4 for additional fair value disclosure.

                         VALASSIS COMMUNICATIONS, INC.

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

(3) INTANGIBLE ASSETS

   Intangible assets, which principally arose from the 1986 acquisition of specific net assets from GFV Communications, Inc., and its related affiliates, consist of the following:

                                                                              Remaining
                                                                             Amortizable

                             Original              Unamortized  Unamortized    Life in
                            Amortizable Intangible  Balance at   Balance at    Years at
                              Life in   Assets, at December 31, December 31, December 31,
     Intangible Assets         Years       Cost        2000         2001         2001
     -----------------      ----------- ---------- ------------ ------------ ------------
                                               (dollars in thousands)
Goodwill...................    20-40     $115,756    $58,960      $64,211       19-25
The Valassis name and other       40       32,100     11,796       11,341          25
Pressroom operating systems   13.375       50,000         --           --          --
Other......................    10-40        3,247      2,107        2,143        7-25
                                         --------    -------      -------
                                         $201,103    $72,863      $77,695
                                         ========    =======      =======

   As required under the purchase agreement, the Company will pay an additional $8.0 million for the purchase of PreVision, due to the achievement of certain financial results. As such, the Company accrued $8.0 million at December 31, 2001, which is included in goodwill.

                         VALASSIS COMMUNICATIONS, INC.

(4) LONG-TERM DEBT

   Long-term debt is summarized as follows:

                                                  December 31, December 31,
                                                      2001         2000
                                                  ------------ ------------
                                                       (in thousands)
    Revolving Credit Facility....................   $  2,600     $210,000
    9.55% Senior Notes due 2003..................         --       15,771
    6 5/8% Senior Notes due 2009.................     99,756       99,719
    Zero Coupon Senior Convertible Notes Due 2021    152,627
                                                    --------     --------
                                                     254,983      325,490
    Less current portion.........................      2,600           --
                                                    --------     --------
                                                    $252,383     $325,490
                                                    ========     ========

   During 1999, the Company repurchased on the open market approximately $114.0 million in the aggregate principal amount of its 9.55% Senior Notes due 2003 for $129.4 million. The Company incurred an extraordinary loss after tax of $6.9 million due to this early retirement of debt.

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

   Minimum long-term debt maturities are approximately $100 million in 2009.

CREDIT FACILITY

   In November 1998, the Company replaced its revolving line of credit with a $160 million revolving credit facility pursuant to an agreement with Comerica Bank and several other banks (collectively, the "Banks") with Comerica acting as Agent for the Banks (the "Revolving Credit Agreement"). The Revolving Credit Agreement was amended in August 1999 to increase the available credit to $230 million and again in June 2001 to decrease the available credit to $125 million. The Revolving Credit Agreement matures in October 2002. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate. At December 31, 2001, there was $2.6 million outstanding under this facility, at a rate of 2.28%.

   The Revolving Credit Agreement requires the Company to meet certain financial covenants. At December 31, 2001, under the most restrictive covenant, Valassis would have been able to declare a dividend up to $12.5 million. In addition, the Revolving Credit Agreement contains certain restrictive covenants that prescribe limits on Valassis' ability to, among other things, create or incur additional indebtedness, make certain investments and other restricted payments, incur liens, purchase or redeem its capital stock, pay dividends and make other distributions, make acquisitions, engage in transactions with affiliates, enter into mergers or consolidations, liquidate, sell, lease, or otherwise transfer their business or property to another entity, engage in any business other than the business engaged in by Valassis or substantially similar lines of business, and to enter into certain sales and leaseback transactions.

                         VALASSIS COMMUNICATIONS, INC.

PUBLIC DEBT

   At December 31, 2001, the Company's public debt consists of 6 5/8% Senior Notes due 2009 issued under an indenture dated January 12, 1999 and zero coupon convertible notes due 2021 issued under an indenture dated June 6, 2001. The Senior Notes are general unsecured obligations of VCI and rank on parity in right of payment with all other Senior Indebtedness of VCI. Interest is payable on the 2009 Senior Notes semi-annually on January 15 and July 15 of each year. The stated amount of the public debt under the 6 5/8% Senior Notes due 2009 and the zero coupon convertible notes due 2021 at December 31, 2001 is $100 million and $153 million, respectively.

   Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The debt is traded in the over-the-counter market. At December 31, 2001, the estimated fair market value of the debt was $11.1 million less than stated value. The debt had an estimated fair market value of $3.7 million under stated value at December 31, 2000. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on Valassis' ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of its property.

(5) PROFIT SHARING AND BONUS PLANS

   The Company has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

   Expenses under the aforementioned plans were as follows:

                                                   YEAR ENDED
                                     --------------------------------------
                                     December 31, December 31, December 31,
                                         2001         2000         1999
                                     ------------ ------------ ------------
                                                 (in thousands)
Profit sharing plan.................    $3,683       $3,062      $ 4,262
Bonus plans for salaried,
  sales and hourly personnel             8,969        8,298       11,190
Bonus plan for executives...........     1,617        1,342        1,823

                         VALASSIS COMMUNICATIONS, INC.

(6) INCOME TAXES

   For financial reporting purposes, earnings before income taxes and extraordinary loss include the following components.

                                              YEAR ENDED
                                --------------------------------------
                                December 31, December 31, December 31,
                                    2001         2000         1999
                                ------------ ------------ ------------
                                            (in thousands)
         Pre-tax income (loss):
            United States......   $187,678     $201,606     $188,414
            Foreign............         11          511          236
                                  --------     --------     --------
                                  $187,689     $202,117     $188,650
                                  ========     ========     ========

   Income taxes have been charged to earnings before extraordinary loss as follows:

                                                   YEAR ENDED
                                     --------------------------------------
                                     December 31, December 31, December 31,
                                         2001         2000         1999
                                     ------------ ------------ ------------
                                                 (in thousands)
     Federal:
        Current.....................   $55,018      $76,706      $60,440
        Deferred (credit)/provision.     9,073       (7,693)         677
     State and Local................     4,454        7,405        6,399
                                       -------      -------      -------
                                       $68,545      $76,418      $67,516
                                       =======      =======      =======

                         VALASSIS COMMUNICATIONS, INC.

   The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes and extraordinary item as follows:

                                                                      YEAR ENDED
                                                        -------------------------------------
                                                        December 31, December 31, December 31,
                                                            2001         2000         1999
                                                        ------------ ------------ ------------
Expected income tax expense............................   $65,691      $70,741      $66,028
Increase (decrease) in taxes resulting from:
   Tax effect of writedown in foreign investments......        --           --       (2,823)
   Amortization of intangibles.........................       427          427          427
   State and local income taxes net of federal benefit.     2,895        4,813        4,159
   Valuation allowance.................................    (1,302)          --           --
   Other items, net....................................       834          437         (275)
                                                          -------      -------      -------
Actual income tax expense, before extraordinary item...   $68,545      $76,418      $67,516
                                                          =======      =======      =======

   The sources of deferred income taxes and effects of each were as follows:

                                                     YEAR ENDED
                                       -------------------------------------
                                       December 31, December 31, December 31,
                                           2001         2000         1999
                                       ------------ ------------ ------------
                                                   (in thousands)
  Equity losses.......................    $4,561      $(3,160)       $ --
  Depreciation and amortization.......       873          798          96
  Allowance for uncollectable accounts     1,231       (1,134)         13
  General reserves....................     1,181       (1,088)         --
  Convertible notes...................     1,356           --          --
  Consulting agreement................       228          155         333
  Prepaid revenues....................        69         (646)        117
  Deferred compensation...............      (906)      (1,651)         --
  Restricted stock grants.............       (29)        (621)        150
  Other items, net....................       509         (346)        (32)
                                          ------      -------        ----
                                          $9,073      $(7,693)       $677
                                          ======      =======        ====

                         VALASSIS COMMUNICATIONS, INC.

   Significant components of the Company's deferred tax liabilities and assets are as follows:

   Long term deferred income tax assets (liabilities):
      Fixed assets......................................... $(4,470) $(3,570)
      Deferred compensation................................   2,557    1,651
      General reserves.....................................   1,539    1,088
      Convertible notes....................................  (1,356)      --
      Restricted stock.....................................     964      935
      Consulting agreement.................................     582      810
      Equity losses........................................  (3,034)   3,160
      Other................................................     (41)    (136)
                                                            -------  -------
   Total long term deferred income tax assets (liabilities) $(3,259) $ 3,938
                                                            =======  =======
   Current deferred income tax assets (liabilities):

      Inventory............................................ $   615  $   619
      Accrued rebates......................................     706      385
      Allowance for uncollectible accounts.................     390    1,621
      Minority interest net operating loss carryforward....     126    1,428
      Prepaid advertising revenue..........................    (163)     763
      Other--net...........................................     (69)     (32)
                                                            -------  -------
   Current total deferred income tax assets................   1,605    4,784
   Valuation allowance.....................................    (126)  (1,428)
                                                            -------  -------
   Net current deferred income tax assets.................. $ 1,479  $ 3,356
                                                            =======  =======

   As a result of a reverse repurchase agreement transaction relating to $234.5 million in U.S. Treasury Securities, the Company released $3.7 million of its deferred tax valuation allowance, as it was able to utilize capital losses, and recorded a $1.3 million reduction in income taxes.

                         VALASSIS COMMUNICATIONS, INC.

(7) COMMITMENTS

   Total operating lease rentals, for various office space, charged to expense was $3.2 million, $3.1 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2001 are as follows:

Year Ending December 31,                                       (in thousands)
------------------------                                       --------------
2002..........................................................    $ 3,667
2003..........................................................      3,444
2004..........................................................      3,261
2005..........................................................      2,864
2006..........................................................      2,629
Thereafter....................................................     11,466
                                                                  -------
                                                                  $27,331
                                                                  =======

   Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

                  Year Ended    Base Salary Maximum Cash Bonus
                  ----------    ----------- ------------------
                                        (in thousands)
                  Dec. 31, 2002   $2,000         $2,086
                  Dec. 31, 2003    1,659          1,659
                  Dec. 31, 2004      100            100

     The Company's obligation to pay the maximum cash bonus is based on the Company attaining certain EPS and/or sales targets. The Company also provides stock options and restricted stock grants to certain of its executives (See Notes 9 and 10).

(8) CONTINGENCIES

   On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits which, with prejudgment interest, will total nearly $20 million. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company's newspaper delivered sampling business. The jury found Sunflower liable for misappropriating the Company's trade secrets and inducing an individual to breach his duty of loyalty to the Company. No judgment has been entered pending the disposition by the Court of certain post trial motions by defendant seeking to set aside the award. The Company will request that the judge enter a judgment on the verdict. A reasonable estimation of the Company's ultimate recovery can not be made at this time and the Company has not recorded any amount in its financial statements.

   In February 1999, the Company filed a lawsuit against Arthur Andersen LLP.
A settlement was reached in February 2000. The proceeds of the settlement are included in other revenues in the accompanying condensed consolidated statement of income for the year ended December 31, 2000.

   In February 1999, the Company filed a lawsuit against Arthur Andersen LLP. A settlement are included in other revenues in the accompanying condensed consolidated statement of income for the year ended December 31, 2000.

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

   Options granted under the Company's Amended and Restated 1992 Long-Term Incentive Plan, which authorizes the issuance of a maximum of 13,045,921 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

   Options granted under the Company's Broad-Based Incentive Plan, which authorizes the issuance of a maximum of 1,515,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant and, subject to termination of employment, expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

   At December 31, 2001, there were outstanding options among 1,345 participants for the purchase of 5,807,400 shares. At December 31, 2001, there were 2,049,954 shares available for grant.

                         VALASSIS COMMUNICATIONS, INC.

   The following options to purchase the Company's common shares were outstanding under the Plan on December 31, 2001.

                                                                OPTIONS
                   OPTIONS OUTSTANDING                        EXERCISABLE
  ------------------------------------------------------ ---------------------
                               Weighted-                             Weighted-
                  Outstanding   Average     Weighted-    Exercisable  Average
   Range of          As of    Contractual    Average        As of    Exercise
  Exercise Prices 12/31/2001     Life     Exercise Price 12/31/2001    Price
  --------------- ----------- ----------- -------------- ----------- ---------
   $ 5.01-$10.00.     10,500      1.9         $ 6.50         10,500   $ 6.50
   $10.01-$15.00.    128,822      4.6         $12.95        118,206   $12.87
   $15.01-$20.00.      9,000      5.3         $15.17          9,000   $15.17
   $20.01-$25.00.  1,730,609      5.5         $21.40      1,248,209   $21.37
   $25.01-$30.00.    767,533      7.3         $28.26        229,191   $28.20
   $30.01-$35.00.  1,897,575      3.9         $34.39      1,148,410   $34.59
   $35.01-$40.00.  1,063,161      8.6         $35.70         70,096   $36.43
   $40.01-$50.00.    200,200      7.8         $42.54        108,970   $42.59
                   ---------      ---         ------      ---------   ------
                   5,807,400      5.8         $29.66      2,942,582   $27.78
                   =========      ===         ======      =========   ======

   A summary of the Company's stock option activity for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                          Year Ended                    Year Ended
                                       December 31, 2001            December 31, 2000
                                 ----------------------------- ----------------------------
                                                 Weighted                     Weighted
                                             Average per Share            Average per Share
                                   Shares     Exercise Price    Shares     Exercise Price
                                 ----------  ----------------- ---------  -----------------
Outstanding at beginning of year  6,714,502       $26.44       5,758,077       $25.05
Granted.........................  1,088,340       $34.86       1,306,775       $30.00
Exercised....................... (1,890,479)      $20.95        (178,135)      $18.43
Forfeited.......................   (104,963)      $32.57        (172,215)      $29.45
                                 ----------                    ---------
Outstanding at end of year......  5,807,400       $29.66       6,714,502       $26.44
                                 ==========                    =========
Options exercisable at year end.  2,942,582       $27.78       3,963,024       $24.79
                                 ==========                    =========

                                 Year Ended December 31, 1999
                                 -----------------------------
                                                 Weighted
                                             Average per Share
                                   Shares     Exercise Price
                                 ----------  -----------------
Outstanding at beginning of year  4,370,135       $19.97
Granted.........................  2,008,890       $34.77
Exercised.......................   (555,481)      $20.54
Forfeited.......................    (65,467)      $22.99
                                 ----------
Outstanding at end of year......  5,758,077       $25.05
                                 ==========
Options exercisable at year end.  3,586,887       $24.82
                                 ==========

                         VALASSIS COMMUNICATIONS, INC.

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

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 35%, 36% and 34%, weighted-average risk-free interest rates of 4.80%, 5.23% and 5.00%, and weighted-average expected lives of 5.8, 5.5 and 5.7 years.

   No options were granted at greater than market value in 2001, 2000, and 1999. The weighted average per share fair value of options granted at market value was $17.16 in 2001, $15.29 in 2000 and $14.21 in 1999. The weighted average exercise price of options granted in 2001, 2000, and 1999 was $34.86, $30.00, and $34.77,
respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share follows (in thousands except for earnings per share information):

                                                2001     2000    1999
                                              -------- -------- -------
        Pro forma net earnings............... $108,323 $116,824 $94,549

        Pro forma earnings per share, basic.. $   2.02 $   2.14 $  1.67

        Pro forma earnings per share, diluted $   1.99 $   2.11 $  1.63

   The pro forma effects in 2001, 2000, and 1999 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(10) STOCK COMPENSATION PLANS

   The following summarizes the Company's stock compensation plans:

Employee and Director Restricted Stock Award Plan

   The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of or as a supplement to a cash raise, to employees as an award, and to non-employee, non-affiliated directors as a portion of their fee. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its then Chief Operating Officer, Alan F. Schultz, 11,250 shares of restricted stock were issued to Mr. Schultz annually in January 1996, 1997 and 1998, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock was recognized on the straight-line method over the aggregate vesting period. Such pre-tax expense was approximately $94,000, $94,000 and $94,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

                         VALASSIS COMMUNICATIONS, INC.

   In addition, several executives received restricted stock grants totaling 39,000 shares and 34,500 shares in 1998 and 1997, respectively, each vesting over a three-year period. The expense related to this plan is recognized over the vesting period and was approximately $321,000 and $283,000 for the years ended December 31, 2000 and 1999, respectively. Also during 2001, 2000 and 1999, a portion of the total payments to the outside directors was paid in restricted stock from this plan, with a total value of approximately $120,000, $120,000, and $124,500, respectively.

Executive Restricted Stock Plan

   The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executive officers. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to employment agreements between the Company and certain executives, 40,500 shares, 65,250 shares and 32,250 shares of restricted stock were issued to such executives in 2001, 2000, and 1999, respectively. In addition, shares were also issued to other executives in 2001, 2000 and 1999 in the amounts of 7,000 shares, 11,250 shares and 25,500 shares, respectively. Pre-tax compensation expense related to the plan for years ended December 31, 2001, 2000 and 1999 was approximately $1.6 million, $1.9 million and $1.5 million, respectively.

Employee Stock Purchase Plan

   All full-time employees are eligible to participate in the Company's Employee Stock Purchase Plan. The plan provides that participants may authorize Valassis to withhold a portion of earnings to be used to purchase the Company's common stock at prevailing market prices. Under the plan, Valassis contributed on behalf of each participant 25% of the participant's contributions during the year. The value of the Company's stock contributed by the Company and expensed totaled approximately $101,000, $210,000, and $172,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

401(k) Plan

   The Company's 401(k) Plan includes a 25% match, payable in the Company's stock, on each participant's annual contributions to the Plan that are invested in Company stock at the end of the year. The expense related to this plan for the years ended December 31, 2001, 2000 and 1999 was approximately $300,000, $228,000, and $230,000, respectively.

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

(13) ACQUISITIONS AND INVESTMENTS

   On August 11, 2000, the Company acquired 80% of the outstanding membership interest in PreVision Marketing, LLC for $30 million cash and approximately $5 million in restricted stock. PreVision Marketing, LLC is a customer relationship marketing firm specializing in one-to-one marketing, customer retention and customer acquisition. The acquisition of PreVision Marketing was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for PreVision have been included in the Company's financial statements since the date of acquisition. Cost in excess of net assets acquired is amortized on a straight-line basis over 20 years. The purchase agreement executed in connection with this transaction also contains additional payments contingent on the future earnings performance of PreVision Marketing. Based upon the financial results for the year ended December 31, 2001 for PreVision Marketing, the Company accrued $8.0 million to be paid in 2002 as required under the purchase agreement. This amount is included in goodwill in the accompanying consolidated balance sheet. Additional contingent payments of $22 million may be earned over the next two years based on achieving certain earnings targets.

(14) RELATED PARTY TRANSACTIONS

   As of December 31, 2001, the Company owns 25.3% of Valassis Relationship Marketing Systems, LLC ("VRMS") which is accounted for under the equity method of accounting. At December 31, 2001 and 2000, the Company had total investments in and advances to VRMS totaling $25.9 million and $6.0 million, respectively, which are included in equity investments and advances to investees in the accompanying consolidated balance sheet. The Company has no funding commitments to VRMS at December 31, 2001. Under an agreement with RMG, the Company has an option to acquire up to an additional 50% of VRMS. This option expires in July 2002.

   The Company owned approximately 50% of Save.com. At December 31, 2000, the Company had notes receivable in the amount of $10.3 million from Save.com due July 2002. The notes bore interest at 10% and 8% annually. Since Valassis was the sole financing source for Save.com, 100% of Save.com's losses were recognized in 2000 to the extent of the outstanding loan balances, resulting in a reserve of $10.3 million. In addition, the Company had a commitment to fund Save.com $2.9 million in 2001. The Company also had an investment in Independent Delivery Services ("IDS") of $1.0 million, along with a receivable from and a commitment, to IDS of $2.2 million and $.8 million, respectively. Due to the deterioration of Save.com's and IDS's financial condition in 2000, the uncertainty in the public markets regarding Internet startups, and the difficulty Save.com and IDS had securing additional financial backing, the Company fully reserved against the investments, receivables and commitments with these companies at December 31, 2000.

   During September, 2001, the Company took a one-time charge of $6.1 million relating to the closedown of Save.com and resulting restructuring costs.

                         VALASSIS COMMUNICATIONS, INC.

(15) SEGMENT REPORTING

   The Company's products are broken down as follows:

   Mass-Distributed Products--products which provide mass reach at low cost, including:

    -- Free-standing inserts (FSI)--four color booklets containing promotions from multiple advertisers distributed through Sunday newspapers.

    -- Run-of-press (ROP)--on-page newspaper promotions

   Cluster-Targeted Products--products targeted around geographic and demographic clusters, including:

    -- Solo newspaper inserts

    -- Newspaper-delivered product sampling/advertising

   One-to-One Products--products and services that pinpoint individuals to build loyalty to a brand, including:

    -- Customer Relationship Marketing (which includes PreVision)

    -- Promotion Watch--security consulting

    -- Non-consolidated investments in one-to one promotion companies

   The Company has two reportable segments, Free-standing inserts (FSIs) and Cluster-targeted products, and three segments which do not meet the quantitative threshold for reporting separately, ROP, Customer Relationship Marketing and Promotion Watch. These segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

                         VALASSIS COMMUNICATIONS, INC.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before taxes. Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

                                            Year Ended December 31,
                                         ------------------------------
                                                Cluster-   All
                                          FSI   Targeted Others* Total
                                         ------ -------- ------- ------
                                                 (in millions)
        2001
        ----
        Revenues from external customers $579.2  $197.1  $ 71.2  $847.5
        Intersegment revenues........... $   --  $   --  $   --  $   --
        Depreciation/amortization....... $  9.7  $  2.0  $  2.0  $ 13.7
        Segment profit.................. $171.7  $ 19.8  $ (5.8) $185.7

        2000
        ----
        Revenues from external customers $603.0  $191.6  $ 41.1  $835.7
        Intersegment revenues........... $   --  $   --  $   --  $   --
        Depreciation/amortization....... $  8.6  $  2.0  $  0.7  $ 11.3
        Segment profit.................. $169.5  $ 26.3  $(21.1) $174.7

        1999
        ----
        Revenues from external customers $586.7  $157.6  $ 50.1  $794.4
        Intersegment revenues........... $  6.1  $   --  $   --  $  6.1
        Depreciation/amortization....... $ 11.0  $  1.8  $  0.1  $ 12.9
        Segment profit.................. $168.7  $ 19.9  $ (0.1) $188.5

--------
* Segments below the quantitative thresholds are primarily attributable to three segments of the Company. Those include a customer relationship marketing segment, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

   Reconciliations to consolidated financial statement totals are as follows:

                                             Year Ended December 31,
                                             ----------------------
                                              2001    2000    1999
                                             ------  ------  ------
            Revenues for reportable segments $776.3  $794.6  $744.3
            Revenues for other segments.....   71.2    41.1    50.1
            Other income....................    2.0    27.4      .2
                                             ------  ------  ------
            Total consolidated revenues..... $849.5  $863.1  $794.6
                                             ======  ======  ======
            Profit for reportable segments.. $191.5  $195.8  $188.6
            Profit (loss) for other segments   (5.8)  (21.1)    (.1)
            Unallocated amounts:
               Other income.................    2.0    27.4     0.2
                                             ------  ------  ------
            Earnings before taxes........... $187.7  $202.1  $188.7
                                             ======  ======  ======

                         VALASSIS COMMUNICATIONS, INC.

   Domestic and foreign revenues for each of the three years ended December 31 were as follows:

                                      2001   2000   1999
                                     ------ ------ ------
                 United States...... $844.4 $856.6 $774.0
                 Canada.............    5.1    6.5   20.6
                                     ------ ------ ------
                                     $849.5 $863.1 $794.6
                                     ====== ====== ======

(16) EARNINGS PER SHARE

   Earnings per common share ("EPS") data was computed as follows:

                                                     Year ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                    (in thousands, except for
                                                       per share amounts)
Net earnings..................................... $117,859  $125,699   $114,20
                                                  ========  ========  ========
Basic EPS:
   Weighted average common shares outstanding....   53,593    54,587    56,628
                                                  ========  ========  ========
Earnings (loss) per common share--basic..........

   Before extraordinary item..................... $   2.22  $   2.30  $   2.14
   Extraordinary item............................     (.02)       --     (0.12)
                                                  --------  --------  --------
   Total......................................... $   2.20  $   2.30  $   2.02
                                                  ========  ========  ========
Diluted EPS:
   Weighted average common shares outstanding....   53,593    54,587    56,628
   Shares issued on exercise of dilutive options.    3,056     4,575     6,301
   Shares purchased with proceeds of options.....   (2,277)   (3,734)   (4,918)
   Shares contingently issuable..................       34        50        73
                                                  --------  --------  --------
   Shares applicable to diluted earnings.........   54,406    55,478    58,084
                                                  ========  ========  ========
Earnings (loss) per common share--diluted
   Before extraordinary item..................... $   2.19  $   2.27  $   2.09
   Extraordinary item............................     (.02)       --     (0.12)
                                                  --------  --------  --------
   Net earnings per common share, diluted........ $   2.17  $   2.27  $   1.97
                                                  ========  ========  ========

   Unexercised employee stock options to purchase 2,275,563 shares, 2,307,620 shares and 46,600 shares of the Company's common stock as of December 31, 2001, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods. Subsequent to December 31, 2001, the Company has repurchased approximately 236,700 of its common shares.

                         VALASSIS COMMUNICATIONS, INC.

(17) REVERSE REPURCHASE AGREEMENT

   During September 2001, the Company entered into a reverse repurchase agreement transaction relating to $234.5 million of U.S. Treasury Securities. The transaction was closed out in the fourth quarter of 2001 and resulted in a net charge of $.2 million to interest. As a result of the transaction, the Company released $3.7 million of its deferred tax valuation allowance, as it was able to utilize capital losses, and recorded a $1.3 million reduction in income taxes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Valassis Communications, Inc.

   We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the "Company") at December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
February 13, 2002

Item 9.  Changes and disagreements with Accountants on Accounting
         --------------------------------------------------------
         and Financial Disclosure
         ------------------------

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

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

   The information required by this Item is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

   The information required by this Item is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

   The information required by this Item is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

   The information required by this Item is set forth in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  The following documents are filed as a part of this Report:

    1. Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

       Consolidated Balance Sheets as of December 31, 2001 and 2000.

       Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

       Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2001, 2000 and 1999.

       Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

    2. Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2001, 2000 and 1999.

       Schedule                                                        Page
       --------                                                        ----
       II    Valuation and Qualifying Accounts......................... S-2

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

(b) Reports on Form 8-K.

   No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VALASSIS COMMUNICATIONS, INC.


                                   By:     /s/  Alan F. Schultz
                                      -------------------------------------
                                              Alan F. Schultz
                                      President and Chief Executive Officer

Date: March 22, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                      Date
       ---------                     -----                      ----

  /s/  Alan F. Schultz      Chairman of the Board of         March 22, 2002
------------------------      Directors, President and
    Alan F. Schultz           Chief Executive Officer
                              (Principal Executive
                              Officer)

                            Director                         March 22, 2002
------------------------
   Patrick F. Brennan

 /s/  Kenneth V. Darish     Director                         March 22, 2002
------------------------
   Kenneth V. Darish

  /s/  Seth Goldstein       Director                         March 22, 2002
------------------------
     Seth Goldstein

 /s/  Barry P. Hoffman      General Counsel and Director     March 22, 2002
------------------------
    Barry P. Hoffman

                            Director                         March 22, 2002
------------------------
   Brian J. Husselbee

 /s/  Robert L. Recchia     Chief Financial Officer and      March 22, 2002
------------------------      Director (Principal
   Robert L. Recchia          Financial and Accounting
                              Officer)

/s/  Marcella A. Sampson    Director                         March 22, 2002
------------------------
  Marcella A. Sampson

 /s/  Faith Whittlesey      Director                         March 22, 2002
------------------------
    Faith Whittlesey

                                   Schedule II

                         VALASSIS COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2001, 2000 and 1999
                                (in thousands)

                                         Balance at Charged to            Balance at
                                         Beginning  Costs and  Deductions   End of
Description                              of Period   Expenses     (1)       Period
-----------                              ---------- ---------- ---------- ----------
Allowance for doubtful accounts
  (deducted from accounts
  receivable):
   Year Ended December 31, 2001.........   1,322      1,800      2,071      1,051
   Year Ended December 31, 2000.........   1,386      1,208      1,272      1,322
   Year Ended December 31, 1999.........   1,354      1,867      1,835      1,386

--------
(1) Accounts deemed to be uncollectible.

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

3.2(a) Amended and Restated By-laws of Valassis Communications, Inc (incorporated by reference to Exhibit 3 (ii) to the Company's Form 10-Q for the period ended March 31, 1999)

4.1 Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the Zero Coupon Convertible Senior Notes Due 2021 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-65824))

4.2 Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-75041)

4.2(a) First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to the Company's Registration Statement No. 333-75041)

4.4 Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to the Company's Form 8-K filed on September 23, 1999)

10.1 Credit Agreement dated as of November 16, 1998 (the "Credit Facility"), among Valassis Communications, Inc., the institutions named therein as issuing banks, and Comerica Bank, as Agent (incorporated by reference to Exhibit 10.1 to the Company's 1998 Form 10-K)

10.1(a) Amendment No. 1 to the Credit Facility, dated as of November 25, 1998 (incorporated by reference to Exhibit 10.1(a) to the Company's 1998 Form 10-K)

10.1(b) Amendment No. 2 to the Credit Agreement by and among the Company and a group of banks for which Comerica Bank is acting as administrative agent dated as of August 19, 1999 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q filed on November 12, 1999)

10.1(c) Amendment No. 3 to the Credit Agreement by and among the Company and a group of banks for which Comerica Bank is acting as administrative agent dated as of August 9, 2000

10.1(d) Amendment No. 4 to the Credit Agreement by and among the Company and a group of banks for which Comerica Bank is acting as administrative agent dated as of December 27, 2001

10.3* Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-45189)

10.3(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to the Company's 1995 Form 10-K)

10.3(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to the Company's 1996 Form 10-K)

10.3(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to the Company's 1998 Form 10-K)

10.3(d)* Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to the Company's 1999 Form 10-K)

10.3(e)* Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to the Company's 2000 Form 10-K)

10.3(f)* Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001

10.4* Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-45189)

10.4(a)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to the Company's 1995 Form 10-K)

10.4(b)* Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to the Company's 1997 Form 10-K)

10.4(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to the Company's 1998 Form 10-K)

10.4(d)* Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to the Company's 1999 Form 10-K)

10.4(e)* Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to the Company's 2000 Form 10-K)

10.4(f)* Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001

10.5* Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to the Company's 1998 Form 10-K)

10.5(a)* Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to the Company's 1998 Form 10-K)

10.5(b)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to the Company's 1998 Form 10-K)

10.5(c)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to the Company's 1998 Form 10-K)

10.5(d)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to the Company's 1998 Form 10-K)

10.5(e)* Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to the Company's 1998 Form 10-K)

10.5(f)* Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to the Company's 1999 Form 10-K)

10.5(g)* Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to the Company's 2000 Form 10-K)

10.5(h) Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001

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

10.10(e)*  Amendment to Employment Agreement of Richard N. Anderson dated March
           14, 2001 (incorporated by reference to Exhibit 10.10(e) to the Company's 2000 Form 10-K)

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

10.11(e)*  Amendment to Employment Agreement of Alan F. Schultz dated March 14,
           2001 (incorporated by reference to Exhibit 10.11 (e) to the Company's 2000 Form 10-K)

10.11(f)*  Amendment to Employment Agreement of Alan F. Schultz dated December
           20, 2001

10.12* Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 16, 2001)

10.14      Lease for New Headquarters Building (incorporated by reference to
           Exhibit 10.21 to the Company's Form 10-Q for the period ended June 30, 1996)

10.15* Amended and Restated Executive Restricted Stock Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 25, 1996)

10.17* Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 25, 1996)

10.18* Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Company's Proxy Statement dated April 25, 1996)

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

--------
 *Constitutes a management contract or compensatory plan or arrangement.