Form 10-Q
period 2002-03-31
VALASSIS COMMUNICATIONS INC
filed 2002-05-14
CIK 883293

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

            For the Quarterly Period Ended March 31, 2002

_________   Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

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

            Yes       X                             No  ________
                ------------

As of May 9, 2002, there were 53,262,900 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information
------------------------------
Item 1.  Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                             March 31,        December 31,
Assets                                                         2002               2001
------                                                      ------------      ------------
                                                            (unaudited)

Current assets:
  Cash and cash equivalents                                  $  38,353          $ 10,615
  Accounts receivable (less allowance for doubtful
    accounts of $1,432 at March 31, 2002 and $1,051 at
    December 31, 2001)                                         112,101           131,777
  Inventories:
    Raw materials                                               10,660            13,965
    Work in progress                                             9,674            13,935
  Prepaid expenses and other                                     7,880             7,499
  Deferred income taxes                                          1,479             1,479
  Refundable income taxes                                                          4,277
                                                             ----------         ---------

                      Total current assets                     180,147           183,547


Property, plant and equipment, at cost:
  Land and buildings                                            27,934            22,960
  Machinery and equipment                                      118,042           120,548
  Office furniture and equipment                                32,123            31,674
  Automobiles                                                    1,018               900
  Leasehold improvements                                         1,958             1,954
                                                             ----------         ---------
                                                               181,075           178,036

  Less accumulated depreciation and amortization              (110,190)         (113,967)
                                                             ----------         ---------

                Net property, plant and equipment               70,885            64,069
                                                             ----------         ---------
Intangible assets:
  Goodwill                                                     115,756           115,756
  Other intangibles                                             85,591            85,347
                                                             ----------         --------
                                                               201,347           201,103

  Less accumulated amortization                               (123,461)         (123,408)
                                                             ----------         ---------

                      Net intangible assets                     77,886            77,695
                                                             ----------         ---------

Equity investments and advances to investees                    37,830            33,955
Other assets                                                     3,235             3,759
                                                             ----------         ---------

                          Total assets                       $ 369,983          $363,025
                                                             ==========         =========

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.

                  (dollars in thousands, except per share data)

Liabilities and Stockholders' Deficit                                      March 31, 2002      December 31, 2001
-------------------------------------                                      --------------      -----------------
                                                                             (unaudited)
Current liabilities:
   Current portion long-term debt                                            $      --             $   2,600
   Accounts payable                                                             69,596                82,750
   Accrued interest                                                              1,442                 3,105
   Accrued expenses                                                             21,886                32,846
   Progress billings                                                            43,849                51,766
   Income taxes payable                                                         11,715                    --
                                                                             ---------             ---------
         Total current liabilities                                             148,488               173,067
                                                                             ---------             ---------
Long-term debt                                                                 253,533               252,383
Deferred income taxes                                                            3,259                 3,259
Commitments and contingencies
Stockholders' deficit:
   Preferred stock of $.01 par value. Authorized 25,000,000
     shares; no shares issued or outstanding at March 31, 2002 and
     December 31, 2001
   Common stock of $.01 par value. Authorized 100,000,000
     shares; issued 63,052,527 at March 31, 2002 and 62,992,763 at December 31, 2001; outstanding 53,699,823 at
     March 31, 2002 and 53,698,382 at December 31, 2001                            630                   630
   Additional paid-in capital                                                  103,300                99,116
   Deferred compensation                                                        (1,993)               (1,342)
   Retained earnings                                                           224,398               191,822
   Foreign currency translations                                                  (613)                 (560)
   Treasury stock, at cost (9,352,704 shares at March 31, 2002 and
     9,294,381 shares at December 31, 2001)                                   (361,019)             (355,350)
                                                                             ---------             ---------
         Total stockholders' deficit                                           (35,297)              (65,684)
                                                                             ---------             ---------
         Total liabilities and stockholders' deficit                         $ 369,983             $ 363,025
                                                                             =========             =========

NOTE: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   Condensed Consolidated Statements of Income
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                                       Quarter Ended
                                                                March 31,          March 31,
                                                                  2002              2001
                                                             ----------------  ----------------
Revenues:
 Net sales                                                        $203,772          $227,729
 Other                                                               1,003                81
                                                             ----------------  ----------------
 Total revenues                                                    204,775           227,810
                                                             ----------------  ----------------
Cost and expenses:
 Cost of products sold                                             126,816           145,060
 Selling, general and administrative                                22,176            23,598
 Loss on investments                                                 1,031               625
 Amortization of intangible assets                                      53               856
 Interest                                                            3,222             5,713
                                                             ----------------  ----------------
 Total costs and expenses                                          153,298           175,852
                                                             ----------------  ----------------
 Earnings before income taxes                                       51,477            51,958

 Income taxes                                                       18,900            19,500
                                                             ----------------  ----------------
           Net earnings                                           $ 32,577          $ 32,458
                                                             ================  ================
Net earnings per common share, basic                              $    .60          $    .61
                                                             ================  ================
Net earnings per common share, diluted                            $    .60          $    .60
                                                             ================  ================
Shares used in computing net earnings per share, basic          53,876,265        53,525,738
                                                             ================  ================
Shares used in computing net earnings per share, diluted        54,526,871        54,426,201
                                                             ================  ================



See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                    Quarter Ended
                                                                                          ----------------------------------
                                                                                              March 31,         March 31,
                                                                                                2002              2001
                                                                                          ----------------   ---------------
Cash flows from operating activities:
 Net earnings                                                                                    $32,577           $32,458
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization of intangibles                                                     2,597             3,306
  Amortization of bond discount                                                                    1,150                 -
  Provision for losses on accounts receivable                                                        381               375
  Gain on sale of property, plant and equipment                                                     (806)              (70)
  Losses on equity investments                                                                     1,031               626
  Stock-based compensation charge                                                                    490               623
  Changes in assets and liabilities which increase (decrease) cash flow:
    Accounts receivable                                                                           19,295              (761)
    Inventories                                                                                    7,566              (762)
    Prepaid expenses and other                                                                      (814)            4,089
    Other liabilities                                                                                ---            (1,201)
    Other assets                                                                                     281              (734)
    Accounts payable                                                                             (13,156)          (13,984)
    Accrued expenses and interest                                                                 (4,210)           (8,877)
    Income taxes                                                                                  18,946            16,992
    Progress billings                                                                             (7,917)            3,416
                                                                                          ----------------   ---------------
             Total adjustments                                                                    24,834             3,038
                                                                                          ----------------   ---------------

  Net cash provided by operating activities                                                       57,411            35,496
                                                                                          ----------------   ---------------
Cash flows from investing activities:
 Additions to property, plant and equipment                                                       (9,488)           (1,955)
 Proceeds from sale of property, plant and equipment                                                 934               155
 Investments in and advances to affiliated companies                                              (4,907)           (6,413)
 Payments of additional purchase price for acquisition of PreVision                               (8,000)                -
 Other                                                                                               (53)             (136)
                                                                                          ----------------   ---------------
  Net cash used in investing activities
                                                                                                 (21,514)           (8,349)
                                                                                          ----------------   ---------------
Cash flows from financing activities:
 Net payments under revolving line of credit                                                      (2,600)          (21,300)
 Repurchase of common stock                                                                      (21,376)           (8,307)
 Proceeds from the issuance of common stock                                                       15,817               816
                                                                                          ----------------   ---------------
  Net cash used in financing activities
                                                                                                  (8,159)          (28,791)
                                                                                          ----------------   ---------------
Net increase/(decrease) in cash                                                                   27,738            (1,644)
Cash at beginning of period                                                                       10,615            11,140
                                                                                          ----------------   ---------------
Cash at end of period                                                                            $38,353           $ 9,496
                                                                                          ================   ===============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                        $ 3,393           $ 7,175
 Cash paid during the period for income taxes                                                    $     9           $ 2,508
 Non-cash financing activities:
  Stock issued under stock-based compensation plan                                               $ 1,121           $ 1,560


See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.

              Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts for 2001 have been reclassified to conform to current period classifications.

2.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002, and it did not have an effect on the Company's financial statements.

3.   Adoption of SFAS No. 141 and 142

     During July 2001, the FASB issued two statements, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after September 30, 2001 and address the accounting for intangible assets. As of January 1, 2002, the Company adopted the provisions of both SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 did not have any effect on the Company's financial statements.

The provisions of SFAS No. 142 allow the Company to cease amortization of goodwill and other intangible assets with indefinite lives. However, goodwill and other intangibles are subject to annual impairment tests in which impairment is defined as fair market value less than the carrying value of the asset on the financial statements. SFAS No. 142 requires the Company to test all goodwill and other intangible assets with indefinite lives for impairment within six months of implementation. The Company is in the process of performing the first step of testing for impairment by utilizing the discounted cash flow method and does not anticipate any impairment of goodwill or intangible assets with indefinite lives.

Intangible assets as of March 31, 2002 are comprised of (dollars in thousands):

                                          Intangible      Accumulated       Unamortized        Weighted
                                          Assets, at    Amortization at      Balance at      Average Useful
                                             Cost        March 31, 2002    March 31, 2002    Life (in years)
                                          ----------    ---------------    --------------    ---------------
Amortizable intangible assets              $ 52,455        $ (50,657)          $ 1,798             11.9

Non-amortizable intangible assets:
  Goodwill                                  115,756          (51,545)           64,211
  The Valassis name and other                32,100          (20,759)           11,341
  Other                                       1,036             (500)              536
                                           --------        ---------           -------
Total non-amortizable intangible assets     148,892          (72,804)           76,088
                                           --------        ---------           -------

          Total                            $201,347        $(123,461)          $77,886
                                           ========        =========           =======

Amortizable intangible assets include a non-compete agreement and corporate logos and a fully amortized pressroom operating system. The associated amortization expense for the three months ended March 31, 2002 was $53,000. Amortization expense is expected to be $212,000 for each of the next five succeeding years including the current year.

The reported net income in the first quarter of 2001 would have increased to $33.0 million, if adjusted to exclude goodwill and intangible amortization. The following table presents actual results of operations for the first quarter 2002 and a reconciliation of reported net income to the adjusted net income for the first quarter of 2001:

                                                                     Quarter ended
                                                                 March 31,    March 31,
                                                                   2002         2001
                                                                 ---------    ---------
Net income:
  Reported net income                                             $32,577      $32,458
  Add back: goodwill and intangible amortization, after tax           -            502
                                                                  -------      -------
                                                                  $32,577      $32,960
                                                                  =======      =======

Basic earnings per share:
  Reported net income                                               $0.60        $0.61
  Add back: goodwill and intangible amortization                      -           0.01
                                                                  -------      -------
                                                                    $0.60        $0.62
                                                                  =======      =======

Diluted earnings per share:
  Reported net income                                               $0.60        $0.60
  Add back: goodwill and intangible amortization                      -           0.01
                                                                  -------      -------
                                                                    $0.60        $0.61
                                                                  =======      =======

4.   Contingencies

     On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company's newspaper delivered sampling business. The jury found Sunflower liable for misappropriating the Company's trade secrets and inducing an individual to breach his duty of loyalty to the Company. The Company will request that the judge enter a judgment on the verdict. On April 5, 2002, after a series of post-trial motions, the Court entered a total judgment of approximately $5.4 million. A reasonable estimation of the Company's ultimate recovery can not be made at this time and the Company has not recorded any amount in its financial statements.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

5.   Segment Reporting

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

        - Solo newspaper inserts

        - Newspaper-delivered product sampling/advertising

     3. One-to-One Products - products and services that pinpoint individuals to build loyalty to a brand, including:

        - Customer Relationship Marketing (which includes PreVision)

        - Promotion Watch - security consulting

        - Non-consolidated investments in one-to-one promotion companies

        The Company has two reportable segments, Free-Standing Inserts (FSIs) and Cluster-Targeted Products and three segments which do not meet the quantitative threshold for reporting separately--ROP, Customer Relationship Marketing and Promotion Watch. These segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base.


(in millions)                                  Three Months Ended March 31
-------------                      ---------------------------------------------------
                                     FSI      Cluster-Targeted    All Others*    Total
                                   -------    ----------------    -----------    -----
     2002
     ----
Revenues from external customers    $148.4         $37.8             $17.6       $203.8
Intersegment revenues                  -             -                 -            -
Depreciation/amortization             $1.8          $0.5              $0.3         $2.6
Segment profit                       $46.2          $3.8              $0.5        $50.5

     2001
     ----
Revenues from external customers    $159.0         $54.6             $14.1       $227.7
Intersegment revenues                  -             -                 -            -
Depreciation/amortization             $2.6          $0.5              $0.2         $3.3
Segment profit                       $46.2          $6.1             ($0.4)       $51.9


* Segments below the quantitative thresholds are primarily attributable to three segments of the Company. Those include a customer relationship marketing business, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:


                                          Three Months Ended March 31,
                                          ----------------------------
                                            2002                2001
                                          -------             -------
Profit for reportable segments              $50.0               $52.3
Profit for other segments                     0.5                (0.4)
Unallocated amounts:
   Interest income                             -                  0.1
   Other income                               1.0                  -
                                            -----               -----
Earnings before taxes                       $51.5               $52.0
                                            =====               =====




Domestic and foreign revenues for each of the three-month periods ended March 31 were as follows:


                             2002                 2001
                            ------               ------
United States               $202.7               $226.6
Canada                         1.1                  1.2
                            ------               ------
Total                       $203.8               $227.8
                            ======               ======




4.   Earnings Per Share

Earnings per common share ("EPS") data was computed as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                         ----------------------
                                                                         2002              2001
                                                                         ----             -----
                                                                        (in thousands except for
                                                                           per share amounts)
Net earnings                                                            $32,577          $32,458
                                                                        =======          =======

Basic EPS:
  Weighted average common shares outstanding                             53,876           53,526
                                                                        =======          =======

Earnings per common share - basic                                         $0.60            $0.61
                                                                        =======          =======

Diluted EPS:
  Weighted average common shares outstanding                             53,876           53,526
  Weighted average shares purchased on exercise of dilutive options       5,366            4,350
  Shares purchased with proceeds of options                              (4,731)          (3,500)
  Shares contingently issuable                                               16               50
                                                                        -------          -------
  Shares applicable to diluted earnings                                  54,527           54,426
                                                                        =======          =======

Earnings per common share - diluted                                       $0.60            $0.60
                                                                        =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: a new competitor in the Company's core free-standing insert business and consequent price war, which has occurred in the past when a new competitor entered the market; new technology that would make free-standing inserts less attractive; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods, including in-store advertising systems and other forms of coupon delivery; an increase in the Company's paper costs, a significant cost component of the Company's business; or economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions, or economic changes which affect the business of our customers and lead to reduced sales promotion spending. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Net sales decreased 10.5% from $227.7 million for the first quarter of 2001 to $203.8 million for the first quarter of 2002. Free-standing insert (FSI) revenues were down from $159.0 million for the quarter ended March 31, 2001 to $148.4 million for the same quarter of 2002. This decrease is primarily due to a loss in market share, as a result of the Company's attempted price increase not taking hold. Revenues for cluster-targeted products decreased 30.8% to $37.8 million for the quarter driven primarily by continued increased competition of commercial printers in solo inserts and decreases in new product introductions in the sampling/advertising polybag programs. Net sales included an 85.1% increase in ROP (Run-of-Press) sales attributable to additional sales focus and technological resources, as well as increased demand for this product.

Gross profit margin was 37.8% in the first quarter of 2002, up from 36.3% in the first quarter of 2001. The increase is largely due to decreases in paper costs for the quarter.

Selling, general and administrative expenses decreased 6.0% from $23.6 million in the first quarter of 2001 to $22.2 million in the first quarter of 2002. This decrease is primarily the result of the Company's cost containment program implemented in the second half of 2001.

Amortization expense of intangible assets and goodwill decreased from $856,000 to $53,000 in the first quarter ended March 31, 2002. The reduction is the result of the Company's adoption of SFAS No. 142 for which the effect on earnings per share was an increase of $0.01 in the three months ended March 31, 2002.

Net earnings were $32.6 million for the first quarter of 2002 versus $32.5 million for the same period last year.

Financial Condition, Liquidity and Sources of Capital

The Company's liquidity requirements arise mainly from its working capital needs, primarily accounts receivable and inventory, and debt service requirements. The Company does not offer financing to its customers. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, the Company can operate with low, or even negative, working capital.

Cash and cash equivalents totaled $38.4 million at March 31, 2002 versus $10.6 million at December 31, 2001. The increase in cash and cash equivalents was the result of cash provided by operating activities of $57.4 million, and cash used in investing activities and financing activities of $21.5 million and $8.2 million, respectively, in the first quarter of 2002.

Cash flow from operating activities increased from $35.5 million at March 31, 2001 to $57.4 million at March 31, 2002, primarily due to a $19.3 million decrease in accounts receivable and a $7.6 million decrease in inventories. The decrease in accounts receivable represents a return to a normalized receivable balance as of March 31, 2002 as compared to a relatively higher balance as of December 31, 2001. Inventories decreased as of March 31, 2002, primarily due to a decrease in the price of paper.

Net cash used in investing activities was $21.5 million up from $8.3 million in 2001. Capital expenditures increased $7.5 million due to timing of payments on the addition of a new printing press. Additionally, the Company paid $8.0 million in a contingent purchase price payment for PreVision in the first quarter of 2002. The Company made advances to and investments in Valassis Relationship Marketing Systems, LLC ("VRMS") of $4.9 million during the first quarter of 2002. The Company intends to exercise its option to acquire an additional 50% of VRMS for $4.5 million as of July 1, 2002.

As of March 31, 2002, the Company's debt was $253.5 million, which consists of $100 million of its 6-5/8% Senior Notes due 2009 and $153.5 million of Zero Coupon Convertible Notes due 2021. The Company has $125.0 million available under its revolving credit facility.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, make acquisitions and from time to time to repurchase stock through the Company's stock repurchase program.

As of March 31, 2002, the Company had authorization to repurchase 4.9 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $9.5 million for the three month period ended March 31, 2002, largely representing the addition of a new printing press. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Part II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

b.   Form 8-K

     The Company did not file any current report on Form 8-K during the three months ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 2002





                                               Valassis Communications, Inc.
                                                      (Registrant)


                                               By: /s/Robert L. Recchia
                                                   ---------------------
                                                   Robert L. Recchia

                                               Executive Vice President and
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               Registrant and as principal
                                               financial and accounting officer.