Form 10-Q
period 2002-06-30
VALASSIS COMMUNICATIONS INC
filed 2002-08-14
CIK 883293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended June 30, 2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                     Yes  X                    No ____

As of August 9, 2002, there were 53,261,967 shares of the Registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       JUNE 30,         DECEMBER 31,
ASSETS                                                                   2002               2001
------                                                             ----------------    --------------
                                                                      (unaudited)
Current assets:
 Cash and cash equivalents                                         $         51,469    $       10,615
 Accounts receivable (less allowance for doubtful
  accounts of $1,794 at June 30, 2002 and
  $1,051 at December 31, 2001)                                              103,524           131,777
 Inventories:
  Raw materials                                                              12,020            13,965
  Work in progress                                                            9,339            13,935
 Prepaid expenses and other                                                   6,543             7,499
 Deferred income taxes                                                        1,479             1,479
 Refundable income taxes                                                      2,060             4,277
                                                                   ----------------    --------------

                       Total current assets                                 186,434           183,547
                                                                   ----------------    --------------

Property, plant and equipment, at cost:
 Land and buildings                                                          27,968            22,960
 Machinery and equipment                                                    117,010           120,548
 Office furniture and equipment                                              34,686            31,674
 Automobiles                                                                    984               900
 Leasehold improvements                                                       1,956             1,954
                                                                   ----------------    --------------
                                                                            182,604           178,036

 Less accumulated depreciation and amortization                            (112,641)         (113,967)
                                                                   ----------------    --------------

                Net property, plant and equipment                            69,963            64,069
                                                                   ----------------    --------------

Intangible assets:
 Goodwill                                                                   115,756           115,756
 Other intangibles                                                           85,591            85,347
                                                                   ----------------    --------------
                                                                            201,347           201,103

 Less accumulated amortization                                             (123,513)         (123,408)
                                                                   ----------------    --------------

                       Net intangible assets                                 77,834            77,695
                                                                   ----------------    --------------

Equity investments and advances to investees                                 41,870            33,955
Other assets                                                                  2,950             3,759
                                                                   ----------------    --------------
                           Total assets                            $        379,051    $      363,025
                                                                   ================    ==============

                          VALASSIS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  JUNE 30,         DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                               2002              2001
-------------------------------------                                           -------------      ------------
                                                                                 (unaudited)
Current liabilities:
 Current portion long-term debt                                                 $           -      $      2,600
 Accounts payable                                                                      74,570            82,750
 Accrued interest                                                                       3,096             3,105
 Accrued expenses                                                                      29,804            32,846
 Progress billings                                                                     36,834            51,766
                                                                                -------------      ------------

                                Total current liabilities                             144,304           173,067
                                                                                -------------      ------------

Long-term debt                                                                        254,689           252,383
Deferred income taxes                                                                   3,259             3,259

Commitments and contingencies

Stockholders' deficit:
 Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2002 and December 31, 2001
 Common stock of $.01 par value. Authorized 100,000,000 shares; issued
  63,041,116 at June 30, 2002 and 62,992,763 at December 31, 2001; outstanding
  53,208,740 at June 30, 2002 and 53,698,382 at December 31, 2001                         630               630
 Additional paid-in capital                                                           104,744            99,116
 Deferred compensation                                                                 (1,358)           (1,342)
 Retained earnings                                                                    258,180           191,822
 Foreign currency translations                                                           (460)             (560)
 Treasury stock, at cost (9,832,376 shares at June 30, 2002
  and 9,294,381 shares at December 31, 2001)                                         (384,937)         (355,350)
                                                                                -------------      ------------

                           Total stockholders' deficit                                (23,201)          (65,684)
                                                                                -------------      ------------

                           Total liabilities and stockholders' deficit          $     379,051      $    363,025
                                                                                =============      ============

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     QUARTER ENDED                SIX MONTHS ENDED
                                                JUNE 30,        JUNE 30,      JUNE 30,        JUNE 30,
                                                  2002            2001          2002            2001
                                             -------------    -----------    -----------    -----------
REVENUES:
 Net sales                                   $     202,569    $   217,192    $   406,341    $   444,921
 Other                                                 766             84          1,769            165
                                             -------------    -----------    -----------    -----------
 Total revenues                                    203,335        217,276        408,110        445,086
                                             -------------    -----------    -----------    -----------
COSTS AND EXPENSES:
 Cost of products sold                             124,587        133,845        251,403        278,905
 Selling, general and administrative                22,289         23,130         44,466         46,728
 Loss on equity investments                            678            687          1,709          1,312
 Amortization of intangible assets                      52            858            105          1,714
 Interest                                            3,347          4,819          6,569         10,532
                                             -------------    -----------    -----------    -----------
 Total costs and expenses                          150,953        163,339        304,252        339,191
                                             -------------    -----------    -----------    -----------
Earnings before income taxes                        52,382         53,937        103,858        105,895

Income taxes                                        18,600         20,200         37,500         39,700
                                             -------------    -----------    -----------    -----------
      Net earnings                           $      33,782    $    33,737    $    66,358    $    66,195
                                             =============    ===========    ===========    ===========
Net earnings per common share, basic         $        0.63    $      0.63    $      1.24    $      1.24
                                             =============    ===========    ===========    ===========
Net earnings per common share, diluted       $        0.62    $      0.62    $      1.22    $      1.22
                                             =============    ===========    ===========    ===========

Shares used in computing net earnings per
 share, basic                                   53,345,996     53,430,534     53,606,538     53,477,624
                                             =============    ===========    ===========    ===========

Shares used in computing net earnings per
 share, diluted                                 54,061,755     54,418,567     54,316,744     54,423,829
                                             =============    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                      -------------------------
                                                       JUNE 30,       JUNE 30,
                                                         2002           2001
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                         $   66,358     $   66,195
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization of intangibles            5,138          6,572
   Amortization of bond discount                           2,306            368
   Provision for losses on accounts receivable               743            739
   Gain on sale of property, plant and equipment            (793)           (88)
   Losses on equity investments                            1,709          1,312
   Stock-based compensation charge                           903          1,288
   Changes in assets and liabilities which increase
    (decrease) cash flow:
      Accounts receivable                                 27,510         10,226
      Inventories                                          6,541           (290)
      Prepaid expenses and other                             170          3,835
      Other liabilities                                        -         (1,681)
      Other assets                                           565         (1,486)
      Accounts payable                                    (8,181)       (15,420)
      Accrued expenses and interest                        5,766         (7,394)
      Income taxes                                         6,677          6,646
      Progress billings                                  (14,932)       (14,770)
                                                      ----------     ----------
              Total adjustments                           34,122        (10,143)
                                                      ----------     ----------
   Net cash provided by operating activities             100,480         56,052
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment              (11,068)        (8,092)
 Proceeds from sale of property, plant and equipment         934            192
 Investments in and advances to affiliated companies      (9,624)       (15,840)
 Payments of additional purchase price for
  acquisition of PreVision                                (8,000)             -
 Other                                                        99           (102)
                                                      ----------     ----------
   Net cash used in investing activities                 (27,659)       (23,842)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt                                  -        150,000
 Net payments under revolving line of credit              (2,600)      (163,850)
 Repurchase of common stock                              (52,184)       (27,513)
 Proceeds from the issuance of common stock               22,817          8,921
                                                      ----------     ----------
   Net cash used in financing activities                 (31,967)       (32,442)
                                                      ----------     ----------
Net increase/(decrease) in cash                           40,854           (232)
Cash at beginning of period                               10,615         11,140
                                                      ----------     ----------
Cash at end of period                                 $   51,469     $   10,908
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest             $    3,418     $    8,135
 Cash paid during the period for income taxes         $   30,838     $   33,135
 Non-cash financing activities:
   Stock issued under stock-based compensation plan   $    1,138     $    1,585

See accompanying notes to condensed consolidated financial statements

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

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

3.   ADOPTION OF SFAS NO. 141 AND 142

     During July 2001, the FASB issued two statements, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting for intangible assets. As of January 1, 2002, the Company adopted the provisions of both SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 did not have any effect on the Company's financial statements.

     The provisions of SFAS No. 142 allow the Company to cease amortization of goodwill and other intangible assets with indefinite lives. However, goodwill and other intangibles are subject to annual impairment tests in which impairment is defined as fair market value less than the carrying value of the asset on the financial statements. SFAS No. 142 requires the Company to test all goodwill and other intangible assets with indefinite lives for impairment within six months of implementation. The Company has performed the first step of testing for impairment by utilizing the discounted cash flow method which does not indicate any impairment of goodwill or intangible assets with indefinite lives.

Intangible assets as of June 30, 2002 are comprised of (dollars in thousands):

                                                                ACCUMULATED       UNAMORTIZED       WEIGHTED
                                                INTANGIBLE      AMORTIZATION       BALANCE AT       AVERAGE
                                                ASSETS AT        AT JUNE 30,        JUNE 30,      USEFUL LIFE
                                                   COST             2002              2002         (IN YEARS)
                                              --------------   --------------    -------------    -----------
Amortizable intangible assets                 $       52,455   $      (50,709)   $       1,746           11.9

NON-AMORTIZABLE INTANGIBLE ASSETS:
  Goodwill:
   FSI                                                65,401          (47,145)          18,257
   Cluster-Targeted                                    4,195             (209)           3,986
   All Others                                         47,196           (4,692)          42,505
  The Valassis name and other                         32,100          (20,759)          11,341

                                              ------------------------------------------------
Total non-amortizable intangible assets              148,892          (72,805)          76,089
                                              --------------   --------------    -------------
                        Total                 $      201,347   $     (123,514)   $      77,835
                                              ==============   ==============    =============

Amortizable intangible assets include a non-compete agreement, corporate logos and a fully amortized pressroom operating system. The associated amortization expense for the six months ended June 30, 2002 was $105,000. Amortization expense is expected to be $210,000 for each of the next five succeeding years including the current year.

The following table presents actual results of operations for the second quarter 2002 and six months ended June 30, 2002 and a reconciliation of reported net income to the adjusted net income for the same periods of 2001:

                                                   QUARTER ENDED                SIX MONTHS ENDED
                                             JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                               2002            2001           2002           2001
                                           ------------    -----------    -----------    ------------
Net income:
  Reported net income                      $     33,782    $    33,737    $    66,358    $     66,195
  Add back: goodwill and
   intangible amortization, after tax                 -            504              -           1,006
                                           ------------    -----------    -----------    ------------
                                           $     33,782    $    34,241    $    66,358    $     67,201
                                           ============    ===========    ===========    ============

Basic earnings per share:
  Reported net income                      $       0.63    $      0.63    $      1.24    $       1.24
  Add back: goodwill and
   intangible amortization                            -           0.01              -            0.02
                                           ------------    -----------    -----------    ------------
                                           $       0.63    $      0.64    $      1.24    $       1.26
                                           ============    ===========    ===========    ============
Diluted earnings per share:
  Reported net income                      $       0.62    $      0.62    $      1.22    $       1.22
  Add back: goodwill and
   intangible amortization                            -           0.01              -            0.02
                                           ------------    -----------    -----------    ------------
                                           $       0.62    $      0.63    $      1.22    $       1.24
                                           ============    ===========    ===========    ============

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

5.   SEGMENT REPORTING

     The Company's products are broken into three types, as follows:

  1. Mass-Distributed Products - products which provide mass reach at low cost, including:
     . Free-standing inserts (FSI) - four color booklets containing promotions from multiple advertisers distributed through Sunday newspapers
     .  Run-of-press (ROP) - on-page newspaper advertising and promotions
  2. Cluster-Targeted Products - products targeted around geographic and demographic clusters, including:
     .  Solo newspaper inserts
     .  Newspaper-delivered product sampling/advertising
  3. One-to-One Products - products and services that pinpoint individuals to build loyalty to a brand, including:
     .  Customer Relationship Marketing (which includes PreVision)
     .  Promotion Watch - security consulting
     .  Non-consolidated investments in one-to-one promotion companies

     The Company has two reportable segments, Free-Standing Inserts (FSIs) and Cluster-Targeted Products and three segments which do not meet the quantitative thresholds for reporting separately -- ROP, Customer Relationship Marketing and Promotion Watch. These segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

(IN MILLIONS)                                               THREE MONTHS ENDED JUNE 30
-------------                          ----------------------------------------------------------------
                                                           CLUSTER-
                                            FSI            TARGETED        ALL OTHERS*        TOTAL
                                       -------------     -------------     -----------     ------------
       2002

Revenues from external customers       $       141.6     $        45.2     $      15.8     $      202.6
Intersegment revenues                              -                 -               -                -
Depreciation/amortization                        2.0               0.5               -              2.5
Segment profit                                  45.9               4.2             1.3             51.4

       2001

Revenues from external customers       $       147.6     $        51.7     $      17.9     $      217.2
Intersegment revenues                              -                 -               -                -
Depreciation/amortization                        2.3               0.5             0.5              3.3
Segment profit                                  46.2               7.4             0.2             53.8

* Segments below the quantitative thresholds are primarily attributable to three segments of the Company. Those include a customer relationship marketing business, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                  THREE MONTHS ENDED JUNE 30,
                                  ---------------------------
                                    2002              2001
                                  ---------        ----------
Profit for reportable segments    $    50.1        $     53.6
Profit for other segments               1.3               0.2
Unallocated amounts:
  Interest income                       0.2               0.1
  Other income                          0.8                 -
                                  ---------        ----------
Earnings before taxes             $    52.4        $     53.9
                                  =========        ==========

Domestic and foreign revenues for each of the three-month periods ended June 30 were as follows:

                                    2002              2001
                                  ---------        ----------
United States                     $   201.7        $    215.7
Canada                                  1.6               1.6
                                  ---------        ----------
Total                             $   203.3        $    217.3
                                  =========        ==========

(IN MILLIONS)                                  SIX MONTHS ENDED JUNE 30
------------                      ------------------------------------------------
                                               CLUSTER-
                                    FSI        TARGETED     ALL OTHERS*     TOTAL
                                  ---------    ---------    -----------    -------
     2002

Revenues from external customers  $   289.9    $    83.0    $      33.4    $ 406.3
Intersegment revenues                     -            -              -          -
Depreciation/amortization               4.0          1.0            0.1        5.1
Segment profit                         92.1          8.0            1.7      101.8

     2001

Revenues from external customers  $   306.6    $   106.3    $      32.1    $ 445.0
Intersegment revenues                     -            -              -          -
Depreciation/amortization               4.6          1.0            1.0        6.6
Segment profit/(loss)                  92.4         13.5           (0.1)     105.8

* Segments below the quantitative thresholds are primarily attributable to three segments of the Company. Those include a customer relationship marketing business, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                   SIX MONTHS ENDED JUNE 30,
                                  --------------------------
                                     2002            2001
                                  ---------       ----------
Profit for reportable segments    $   100.1       $    105.9
(Loss)/Profit for other segments        1.7             (0.1)
Unallocated amounts:
 Interest income                        0.3              0.1
 Other income                           1.8                -
                                  ---------       ----------
Earnings before taxes             $   103.9       $    105.9
                                  =========       ==========

Domestic and foreign revenues for each of the six-month periods ended June 30 were as follows:

                                     2002            2001
                                  ----------      ----------
United States                     $   405.4       $    442.3
Canada                                  2.7              2.8
                                  ----------      ----------
Total                             $   408.1       $    445.1
                                  ==========      ==========

6.   EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                    THREE MONTHS
                                                   ENDED JUNE 30,
                                               ----------------------
                                                 2002          2001
                                               ---------     --------
Net Earnings                                   $  33,782     $ 33,737
                                               =========     ========
Basic EPS:
  Weighted average common shares outstanding      53,346       53,431
                                               =========     ========
Earnings per common share - basic              $    0.63     $   0.63
                                               =========     ========
Diluted EPS:
  Weighted average common shares outstanding      53,346       53,431
  Weighted average shares purchased on
   exercise of dilutive options                    4,882        4,602
  Shares purchased with proceeds of options       (4,224)      (3,664)
  Shares contingently issuable                        58           50
                                               ---------     --------
  Shares applicable to diluted earnings           54,062       54,419
                                               =========     ========

Earnings per common share - diluted            $    0.62     $   0.62
                                               =========     ========

                                                                                  SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                           -------------------------
                                                                              2002           2001
                                                                           -----------    ----------
Net Earnings                                                               $    66,358    $   66,195
                                                                           ===========    ==========
Basic EPS:
  Weighted average common shares outstanding                                    53,607        53,478
                                                                           ===========    ==========
Earnings per common share - basic                                          $      1.24    $     1.24
                                                                           ===========    ==========

Diluted EPS:
  Weighted average common shares outstanding                                    53,607        53,478
  Weighted average shares purchased on exercise of dilutive options              5,381         4,525
  Shares purchased with proceeds of options                                     (4,729)       (3,629)
  Shares contingently issuable                                                      58            50
                                                                           -----------    ----------
  Shares applicable to diluted earnings                                         54,317        54,424
                                                                           ===========    ==========
Earnings per common share - diluted                                        $      1.22    $     1.22
                                                                           ===========    ==========

7.   SUBSEQUENT EVENTS

     On July 1, 2002, the Company exercised its option to acquire the remaining shares of Relationship Marketing Group, Inc. ("RMG"). As a result, the Company's interest in Valassis Relationship Marketing Systems, LLC ("VRMS") was increased to 87.9%. Effective July 1, 2002, the Company's consolidated financial statements will include the results of VRMS.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net sales decreased 6.7% from $217.2 million for the second quarter of 2001 to $202.6 million for the second quarter of 2002. Free-standing insert (FSI) revenues were down from $147.6 million for the quarter ended June 30, 2001 to $141.6 million for the same quarter 2002. The decrease is primarily a result of lower market share and pricing after the Company's earlier attempted price increase did not take hold. However, this percentage decrease is less than that of the first quarter of 2002, and market share improved as well. Revenues for cluster-targeted products decreased 12.6% to $45.2 million for the quarter. The decrease is primarily caused by continued weak demand for sampling/advertising polybag programs. Net sales included a 5.5% increase in ROP (run-of-press) sales. This increase is attributable to enhanced capabilities and expansion in business with both new and existing customers.

Gross profit margin increased to 38.7% in the second quarter of 2002, up from 38.4% in the second quarter of 2001. The increase is largely due to a decrease in paper costs for the current quarter. The Company has successfully placed the majority of its paper requirements under multi-year contracts, providing long-term cost stability.

Selling, general and administrative expenses decreased 3.6% from $23.1 million in the second quarter of 2001 to $22.3 million in the second quarter of 2002. This decrease is primarily the result of the Company's continued cost containment program implemented in the second half of 2001.

Amortization expense of intangible assets and goodwill decreased from $858,000 to $52,000 in the second quarter ended June 30, 2002. The reduction is the result of the Company's adoption of SFAS No. 142 for which the effect on earnings per share was an increase of $0.01 in the three months ended June 30, 2002.

Net earnings were $33.8 million for the second quarter of 2002 versus $33.7 million for the same period last year.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

For the six months ended June 30, 2002, net sales decreased 8.7% to $406.3 million from $444.9 million for the comparable period in 2001. Free-standing insert (FSI) revenues were down from $306.6 million for the first six months of 2001 to $289.9 million for the first six months of 2002. This decrease is primarily the result of a reduction of market share and price as compared to the first half of 2001. However, market share improved in the second quarter versus the first quarter and is expected to be approximately 50% for the year. Cluster-targeted revenues decreased 21.9% to $83.0 million for the six months ended June 30, 2002. The decrease is driven primarily by decreases in new product introductions in the sampling/advertising polybag programs and continued competition from commercial printers in solo inserts. Net sales included a 36.7% increase in ROP (run-of-press) sales. This increase is attributable to enhanced capabilities and increased demand.

Gross margin increased to 38.4% for the first six months of 2002, from 37.3% for the same period in 2001. The increase is largely due to decreases in paper costs for the first half of the year. The Company has successfully placed the majority of its paper requirements under multi-year contracts, providing long-term cost stability.

Selling, general and administrative expenses decreased 4.8% from $46.7 million in 2001 to $44.5 million for the six months ended June 30, 2002. This decrease is primarily the result of the Company's cost containment program implemented in the second half of 2001.

Amortization expense of intangible assets and goodwill decreased from $1.7 million to $105,000 in the six months ended June 30, 2002. The reduction is the result of the Company's adoption of SFAS No. 142 for which the effect on earnings per share was an increase of $0.02 in the six months ended June 30, 2002.

Net earnings were $66.4 million for the six months ended June 30, 2002 versus $66.2 million for the same period last year.

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

Cash and cash equivalents totaled $51.5 million at June 30, 2002 versus $10.6 million at December 31, 2001. This was the result of cash provided by operating activities of $100.5 million, and cash used in investing activities and financing activities of $27.7 million and $32.0 million, respectively, during the first six months of 2002.

Cash flow from operating activities increased from $56.1 million at June 30, 2001 to $100.5 million at June 30, 2002, primarily due to a $27.5 million decrease in accounts receivable and a $6.5 million decrease in inventories. The decrease in accounts receivable represents a return to a normalized receivable balance as of June 30, 2002, as compared to a relatively higher balance as of December 31, 2001. Inventories decreased as of June 30, 2002, primarily due to a decrease in the cost of paper.

Net cash used in investing activities was $27.7 million up from $23.8 million in 2001. Capital expenditures increased $3.0 million due to timing of payments on the addition of a new printing press. Additionally, the Company paid $8.0 million in a contingent purchase price payment for PreVision in the first quarter of 2002. The Company made advances to and investments in VRMS of $9.6 million during the first half of 2002. On July 1, 2002, the Company exercised its option to acquire the remaining shares of RMG for $4.5 million which will be reflected in the next quarter's cash flows from investing activities.

As of June 30, 2002, the Company's debt has been reduced to $254.7, which consists of $100.0 million of its 6-5/8% Senior Notes due 2009 and $154.7 million of Zero Coupon Convertible Notes due 2021. The Company has $125.0 million available under its revolving credit facility which expires in October 2002. The Company is currently in discussions to replace the facility.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, make acquisitions and from time to time to repurchase stock through the Company's stock repurchase program.

As of June 30, 2002, the Company had authorization to repurchase an additional
4.1 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

CAPITAL EXPENDITURES - The Company operates three printing facilities. Capital expenditures were $11.1 million for the six month period ended June 30, 2002, largely representing the addition of a new printing press. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 2, "Significant Accounting Policies", of our Annual Report on Form 10-K for the year ended December 31, 2001. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. There are no events or changes in circumstances of which management is aware indicating that the carrying value of the Company's long-lived assets may not be recoverable. As described in Note 3, "Adoption of SFAS No. 141 and 142" of this Form 10-Q, the accounting treatment for goodwill and other intangible assets changed effective January 1, 2002.

OTHER MATTERS - The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities."

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a.       The Company voted on the following proposals described in (b), (c) and
         (d) below at its Annual Meeting of Stockholders on May 14, 2002.

b. The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected were:
         Patrick F. Brennan, Kenneth V. Darish, Seth Goldstein, Barry P. Hoffman, Brian J. Husselbee, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. Votes were cast for election of directors as follows:

        Director                  For           Withheld       Broker Non-Votes
        --------               ----------       ---------      -----------------

   Patrick F. Brennan          46,669,822         233,193              0
   Kenneth V. Darish           46,669,822         233,193              0
   Seth Goldstein              46,669,822         233,193              0
   Barry P. Hoffman            40,899,114       6,003,901              0
   Brian J. Husselbee          46,669,822         233,193              0
   Robert L. Recchia           40,899,114       6,003,901              0
   Marcella A. Sampson         46,669,822         233,193              0
   Alan F. Schultz             40,899,114       6,003,901              0
   Faith Whittlesey            46,669,822         233,193              0

c. The proposal to approve the Company's 2002 Long-Term Incentive Plan was approved as follows:

                       For           Against       Abstain    Broker Non-Votes
                    ----------     ----------      -------    ----------------
                    31,919,837     11,869,189       16,351           0

d. The proposal to ratify the selection of Deloitte & Touche LLP, as independent auditors of the Company for the 2002 fiscal year was approved as follows:

                       For          Against        Abstain    Broker Non-Votes
                    ----------     ----------      -------    ----------------
                    44,422,019      2,462,904       18,092           0

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     10.3(g) Amendment to Employment Agreement of Robert L. Recchia dated July 8, 2002

     10.4(g) Amendment to Employment Agreement of Barry P. Hoffman dated June 26, 2002

     10.5(i) Amendment to Employment Agreement of Richard P. Herpich dated May 13, 2002

     10.5(j) Amendment to Employment Agreement of Richard P. Herpich dated July 8, 2002

     10.11(g) Amendment to Employment Agreement of Alan F. Schultz dated June 26, 2002

     10.23 Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis Communications, Inc.

     10.23(a) Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995

     10.23(b) Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997

     10.23(c) Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998

     10.23(d) Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001

     10.23(e) Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002

     10.23(f) Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002

     10.24 Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998

     10.24(a) First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002

b.   Form 8-K

     The Company filed a report on Form 8-K, dated May 14, 2002, announcing that the Board of Directors had agreed to increase its share repurchase allocation to a target of 75% of free cash flow for the balance of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2002

                                   Valassis Communications, Inc.
                                             (Registrant)


                                   By: /s/Robert L. Recchia
                                       ----------------------------------------
                                   Robert L. Recchia
                                   Executive Vice President and Chief Financial
                                   Officer

                                   Signing on behalf of the Registrant and as principal financial and accounting officer.