Form 10-Q
period 2002-09-30
VALASSIS COMMUNICATIONS INC
filed 2002-11-14
CIK 883293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended September 30, 2002

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File Number: 1-10991

                          VALASSIS COMMUNICATIONS, INC.
                            (Exact Name of Registrant
                          as Specified in its Charter)

           Delaware                                           38-2760940
(State or Other Jurisdiction of                     (IRS Employer Identification
 Incorporation or Organization)                                 Number)

                              19975 Victor Parkway
                             Livonia, Michigan 48152
                    (address of principal executive offices)
                  Registrant's Telephone Number: (734) 591-3000

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                    Yes [X]                         No [ ]

As of November 11, 2002, there were 52,582,850 shares of the Registrant's Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

                          VALASSIS COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                      September 30,   December 31,
                                                           2002           2001
                                                      -------------   ------------
                                                       (unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $  66,552      $  10,615
   Accounts receivable (less allowance for doubtful
      accounts of $2,004 at September 30, 2002 and
      $1,051 at December 31, 2001)                        139,715        131,777
   Inventories:
      Raw materials                                        10,763         13,965
      Work in progress                                      7,743         13,935
   Prepaid expenses and other                               6,128          7,499
   Deferred income taxes                                    1,479          1,479
   Refundable income taxes                                                 4,277
                                                        ---------      ---------

               Total current assets                       232,380        183,547
                                                        ---------      ---------

Property, plant and equipment, at cost:
   Land and buildings                                      27,968         22,960
   Machinery and equipment                                118,934        120,548
   Office furniture and equipment                          40,680         31,674
   Automobiles                                              1,167            900
   Leasehold improvements                                   1,996          1,954
                                                        ---------      ---------
                                                          190,745        178,036

   Less accumulated depreciation and amortization        (118,124)      (113,967)
                                                        ---------      ---------

         Net property, plant and equipment                 72,621         64,069
                                                        ---------      ---------

Intangible assets:
   Goodwill                                               152,411        115,756
   Other intangibles                                       84,555         85,347
                                                        ---------      ---------
                                                          236,966        201,103

   Less accumulated amortization                         (123,565)      (123,408)
                                                        ---------      ---------

               Net intangible assets                      113,401         77,695
                                                        ---------      ---------

Equity investments and advances to investees                7,781         33,955
Other assets                                                2,713          3,759
                                                        ---------      ---------

                  Total assets                          $ 428,896      $ 363,025
                                                        =========      =========

                          VALASSIS COMMUNICATIONS, INC.
                Condensed Consolidated Balance Sheets, Continued
                  (dollars in thousands, except per share data)

                                                                                September 30,   December 31,
                                                                                    2002            2001
                                                                                -------------   ------------
                                                                                 (unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion long-term debt                                                 $      --      $   2,600
   Accounts payable                                                                  90,004         82,750
   Accrued interest                                                                   1,441          3,105
   Accrued expenses                                                                  32,251         32,846
   Progress billings                                                                 45,660         51,766
   Income taxes payable                                                               4,612             --
                                                                                  ---------      ---------

               Total current liabilities                                            173,968        173,067
                                                                                  ---------      ---------

Long-term debt                                                                      256,106        252,383
Deferred income taxes                                                                 3,259          3,259

Commitments and contingencies

Stockholders' deficit:
   Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2002 and December 31, 2001
   Common stock of $.01 par value. Authorized 100,000,000 shares; issued
      63,013,430 at September 30, 2002 and 62,992,763 at December 31, 2001;
      outstanding 52,814,196 at September 30, 2002 and 53,698,382 at
      December 31, 2001                                                                 630            630
   Additional paid-in capital                                                        33,807         24,502
   Deferred compensation                                                             (1,115)        (1,342)
   Retained earnings                                                                290,923        191,822
   Foreign currency translations                                                       (522)          (560)
   Treasury stock, at cost (10,199,234 shares at September 30, 2002 and
      9,294,381 shares at December 31, 2001)                                       (328,160)      (280,736)
                                                                                  ---------      ---------

            Total stockholders' deficit                                              (4,437)       (65,684)
                                                                                  ---------      ---------

            Total liabilities and stockholders' deficit                           $ 428,896      $ 363,025
                                                                                  =========      =========

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                    Quarter Ended                 Nine Months Ended
                                            -----------------------------   -----------------------------
                                            September 30,   September 30,   September 30,   September 30,
                                                2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
Revenues:
   Net sales                                 $   214,224     $   197,360     $   620,565     $   642,282
   Other                                              65           1,048           1,834           1,213
                                             -----------     -----------     -----------     -----------
   Total revenues                                214,289         198,408         622,399         643,495
                                             -----------     -----------     -----------     -----------
Costs and expenses:
   Cost of products sold                         135,113         127,578         386,516         406,483
   Selling, general and administrative            24,679          21,018          69,145          67,746
   Loss on investments                                --           1,623           1,709           2,935
   Writedown of impaired assets                       --           6,062              --           6,062
   Amortization of intangible assets                  52             860             157           2,574
   Interest                                        3,403           3,739           9,971          14,271
                                             -----------     -----------     -----------     -----------

   Total costs and expenses                      163,247         160,880         467,498         500,071
                                             -----------     -----------     -----------     -----------

Earnings before income taxes                      51,042          37,528         154,901         143,424

Income taxes                                      18,300          12,817          55,800          52,517
                                             -----------     -----------     -----------     -----------

Net earnings before extraordinary items           32,742          24,711          99,101          90,907

Extraordinary loss, net of tax                        --          (1,285)             --          (1,285)
                                             -----------     -----------     -----------     -----------

      Net earnings                           $    32,742     $    23,426     $    99,101     $    89,622
                                             ===========     ===========     ===========     ===========

Net earnings per common share before
   extraordinary loss, basic                 $      0.62     $      0.46     $      1.85     $      1.70
                                             ===========     ===========     ===========     ===========

Net earnings per common share before
   extraordinary loss, diluted               $      0.61     $      0.45     $      1.83     $      1.67
                                             ===========     ===========     ===========     ===========

Net earnings per common share, basic         $      0.62     $      0.44     $      1.85     $      1.67
                                             ===========     ===========     ===========     ===========

Net earnings per common share, diluted       $      0.61     $      0.43     $      1.83     $      1.65
                                             ===========     ===========     ===========     ===========

Shares used in computing net earnings per
   share, basic                               53,118,782      53,791,838      53,442,166      53,583,513
                                             ===========     ===========     ===========     ===========

Shares used in computing net earnings per
   share, diluted                             53,655,548      54,590,276      54,094,917      54,479,891
                                             ===========     ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                          VALASSIS COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                         ---------------------
                                                                                         Sept. 30,   Sept. 30,
                                                                                            2002        2001
                                                                                         ---------   ---------
Cash flows from operating activities:
   Net earnings                                                                          $ 99,101    $  89,622
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of intangibles                                          8,130        9,991
      Amortization of bond discount                                                         3,473        1,523
      Writedown of impaired assets                                                             --        6,062
      Provision for losses on accounts receivable                                           1,285          211
      Gain on sale of property, plant and equipment                                          (724)        (225)
      Losses on equity investments                                                          1,709        2,935
      Stock-based compensation charge                                                       1,336        1,845
      Changes in assets and liabilities which increase (decrease) cash flow:
         Accounts receivable                                                               (7,440)      (4,922)
         Inventories                                                                        9,394         (924)
         Prepaid expenses and other                                                        (2,178)       3,303
         Other liabilities                                                                     --       (1,681)
         Other assets                                                                       3,852       (1,817)
         Accounts payable                                                                   7,168      (20,786)
         Accrued expenses and interest                                                      2,991      (11,913)
         Income taxes                                                                      13,936       18,254
         Progress billings                                                                 (6,106)       1,406
                                                                                         --------    ---------
            Total adjustments                                                              36,826        3,262
                                                                                         --------    ---------
      Net cash provided by operating activities                                           135,927       92,884
                                                                                         --------    ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                                             (13,310)     (13,570)
   Proceeds from sale of property, plant and equipment                                        968        1,238
   Investments in and advances to affiliated companies                                     (9,623)     (23,525)
   Acquisition of remaining interest of RMG, net of cash acquired                          (2,905)          --
   Payments of additional purchase price for acquisition of PreVision                      (8,000)          --
   Other                                                                                       40          (37)
                                                                                         --------    ---------
      Net cash used in investing activities                                               (32,830)     (35,894)
                                                                                         --------    ---------

Cash flows from financing activities:
   Repayment of long-term debt                                                                 --      (14,261)
   Borrowings of long-term debt                                                                --      150,000
   Net payments under revolving line of credit                                             (2,600)    (186,800)
   Repurchase of common stock                                                             (69,999)     (38,250)
   Proceeds from the issuance of common stock                                              25,439       31,797
                                                                                         --------    ---------
      Net cash used in financing activities                                               (47,160)     (57,514)
                                                                                         --------    ---------

Net increase/(decrease) in cash                                                            55,937         (524)
Cash at beginning of period                                                                10,615       11,140
                                                                                         --------    ---------
Cash at end of period                                                                    $ 66,552    $  10,616
                                                                                         ========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                              $  3,469    $  16,710
   Cash paid during the period for income taxes                                          $ 41,866    $  33,860
   Non-cash financing activities:
      Stock issued under stock-based compensation plan                                   $  1,391    $   1,617

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

2.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

     During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002, and it did not have an effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

3.   Adoption of SFAS No. 141 and 142

     During June 2001, the FASB issued two statements, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting for intangible assets. As of January 1, 2002, the Company adopted the provisions of both SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 did not have any effect on the Company's financial statements.

     The provisions of SFAS No. 142 allow the Company to cease amortization of goodwill and other intangible assets with indefinite lives. However, goodwill and other intangibles are subject to annual impairment tests in which impairment is defined as fair market value less than the carrying value of the asset on the financial statements. SFAS No. 142 requires the Company to test all goodwill and other intangible assets with indefinite lives for impairment within six months of implementation. The Company has performed the first step of testing for impairment by utilizing the discounted cash flow method which does not indicate any impairment of goodwill or intangible assets with indefinite lives. We are currently investigating a possible indicator of impairment of goodwill within our Customer Relationship Marketing segment.

     On July 1, 2002, the Company exercised its option to acquire the remaining shares of Relationship Marketing Group, Inc. ("RMG") for $4.5 million. As a result, the Company's interest in Valassis Relationship Marketing Systems, LLC ("VRMS") was increased to 87.96%. Effective July 1, 2002, the Company's consolidated financials include the financials of VRMS. An additional reclassification was made on the Company's balance sheet for $31.1 million from "Equity Investments and Advances to Investees" to "Goodwill" for previous investments. The Company is in the process of completing its purchase accounting and conducting further analysis of the associated goodwill.

Intangible assets as of September 30, 2002 are comprised of (dollars in thousands):

                                                           Accumulated    Unamortized    Weighted
                                              Intangible   Amortization   Balance at     Average
                                              Assets, at   at Sept. 30,    Sept. 30,    Useful Life
                                                 Cost          2002          2002       (in years)
                                              ----------   ------------   -----------   -----------
Amortizable intangible assets                  $ 52,455     $ (50,762)     $  1,693         11.9

Non-amortizable intangible assets:
   Goodwill:
      FSI                                        65,401       (47,144)       18,257
      Cluster-Targeted                            4,195          (209)        3,986
      All Others (includes ROP and Customer
      Relationship Marketing)                    82,815        (4,691)       78,124
   The Valassis name and other                   32,100       (20,759)       11,341
                                               --------     ---------      --------
Total non-amortizable intangible assets         184,511       (72,803)      111,708
                                               --------     ---------      --------

         Total                                 $236,966     $(123,565)     $113,401
                                               ========     =========      ========

Amortizable intangible assets include a non-compete agreement, corporate logos and a fully amortized pressroom operating system. The associated amortization expense for the nine months ended September 30, 2002 was approximately $157,000. Amortization expense is expected to be approximately $210,000 for each of the next five succeeding years including the current year.

The following table presents actual results of operations for the third quarter 2002 and nine months ended September 30, 2002 and a reconciliation of reported net income to the adjusted net income for the same periods of 2001:

                                               Quarter ended         Nine Months Ended
                                           ---------------------   ---------------------
                                           Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                             2002        2001         2002       2001
                                           ---------   ---------   ---------   ---------
Net earnings:
   Reported net earnings                    $32,742     $23,426     $99,101     $89,622
   Add back: goodwill and
      intangible amortization, after tax         --         566          --       1,572
                                            -------     -------     -------     -------
                                            $32,742     $23,992     $99,101     $91,194
                                            =======     =======     =======     =======

Basic earnings per share:
   Reported net income                      $  0.62     $  0.44     $  1.85     $  1.67
   Add back: goodwill and
      intangible amortization                    --        0.01          --        0.03
                                            -------     -------     -------     -------
                                            $  0.62     $  0.45     $  1.85     $  1.70
                                            =======     =======     =======     =======

Diluted earnings per share:
   Reported net income                      $  0.61     $  0.43     $  1.83     $  1.65
   Add back: goodwill and
      intangible amortization                    --        0.01          --        0.03
                                            -------     -------     -------     -------
                                            $  0.61     $  0.44     $  1.83     $  1.68
                                            =======     =======     =======     =======

4.   Contingencies

     On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company's newspaper delivered sampling business. On April 5, 2002, after a series of post-trial motions, the Court granted remittitur and entered a total judgment of approximately $5.4 million. On August 30, 2002, the Court vacated its judgment after remittitur and ordered a new trial on damages. A reasonable estimation of the Company's ultimate recovery can not be made at this time and the Company has not recorded any amount in its financial statements.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

5.   Segment Reporting

     The Company's products are broken into three types, as follows:

     1. Mass-Distributed Products - products which provide mass reach at low cost, including:
          - Free-standing inserts (FSI) - four color booklets containing promotions from multiple advertisers distributed through Sunday newspapers
          -    Run-of-press (ROP) - on-page newspaper advertising and promotions
     2. Cluster-Targeted Products - products targeted around geographic and demographic clusters, including:
          -    Solo newspaper inserts
          -    Newspaper-delivered product sampling/advertising
     3. One-to-One Products - products and services that pinpoint individuals to build loyalty to a brand, including:
          -    Customer Relationship Marketing (which includes PreVision and
               VRMS)
          -    Promotion Watch - security consulting
          -    Non-consolidated investments in one-to-one promotion companies

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

(in millions)                           Three Months Ended September 30
-------------                      ----------------------------------------
                                            Cluster-
                                     FSI    Targeted   All Others*    Total
                                   ------   --------   -----------   ------
2002
----
Revenues from external customers   $146.0     $43.7       $24.5      $214.2
Intersegment revenues                  --        --          --          --
Depreciation/amortization             2.2       0.5         0.1         2.8
Segment profit/(loss)              $ 47.0     $ 4.1       $(0.1)     $ 51.0

2001
----
Revenues from external customers   $141.0     $37.3       $19.1      $197.4
Intersegment revenues                  --        --          --          --
Depreciation/amortization             2.4       0.5         0.5         3.4
Segment profit/(loss)              $ 39.7     $ 3.0       $(6.2)     $ 36.5

* Segments below the quantitative thresholds are primarily attributable to three segments of the Company. Those include customer relationship marketing businesses, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                   Three Months Ended September 30,
                                   --------------------------------
                                             2002    2001
                                            -----   -----
Profit for reportable segments              $50.7   $42.7
Profit/(loss) for other segments              0.3    (6.2)
Unallocated amounts:
   Interest income                             --     1.0
   Other income
                                            -----   -----
Earnings before taxes                       $51.0   $37.5
                                            =====   =====

Domestic and foreign revenues for each of the three-month periods ended September 30 were as follows:

                 2002     2001
                ------   ------
United States   $213.1   $197.4
Canada             1.2      1.0
                ------   ------
Total           $214.3   $198.4
                ======   ======

(in millions)                           Nine Months Ended September 30
-------------                      ----------------------------------------
                                            Cluster-
                                     FSI    Targeted   All Others*    Total
                                   ------   --------   -----------   ------
2002
----
Revenues from external customers   $435.6    $126.6       $58.4      $620.6
Intersegment revenues                  --        --          --          --
Depreciation/amortization             6.4       1.5         0.2         8.1
Segment profit                     $138.8    $ 12.0       $ 2.3      $153.1

2001
----
Revenues from external customers   $447.4    $143.7       $51.3      $642.4
Intersegment revenues                  --        --          --          --
Depreciation/amortization             7.0       1.5         1.5        10.0
Segment profit/(loss)              $132.1    $ 16.5       $(6.4)     $142.2

* Segments below the quantitative thresholds are primarily attributable to three segments of the Company. Those include customer relationship marketing businesses, a run-of-press business, and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

Reconciliations to consolidated financial statement totals are as follows:

                                   Nine Months Ended September 30,
                                   -------------------------------
                                            2002     2001
                                           ------   ------
Profit for reportable segments             $150.8   $148.6
Profit/(loss) for other segments              2.3     (6.4)
Unallocated amounts:
   Interest income                            0.3      0.1
   Other income                               1.5      1.1
                                           ------   ------
Earnings before taxes                      $154.9   $143.4
                                           ======   ======

Domestic and foreign revenues for each of the nine-month periods ended September 30 were as follows:

                 2002     2001
                ------   ------
United States   $618.5   $639.6
Canada             3.9      3.9
                ------   ------
Total           $622.4   $643.5
                ======   ======

6.   Earnings Per Share

Earnings per common share ("EPS") data were computed as follows:

                                                       Three Months
                                                   Ended September 30,
                                                   -------------------
                                                      2002      2001
                                                    -------   -------
Net Earnings                                        $32,742   $23,426
                                                    =======   =======
Basic EPS:
   Weighted average common shares outstanding        53,119    53,792
                                                    =======   =======
Earnings per common share - basic
   Before extraordinary item                        $  0.62   $  0.46
   Extraordinary item                               $  0.00     (0.02)
                                                    -------   -------
      Total                                         $  0.62   $  0.44
                                                    =======   =======

Diluted EPS:
   Weighted average common shares outstanding        53,119    53,792
   Weighted average shares purchased on exercise
      of dilutive options                             4,537     4,166
   Shares purchased with proceeds of options         (4,058)   (3,418)
   Shares contingently issuable                          58        50
                                                    -------   -------
   Shares applicable to diluted earnings             53,656    54,590
                                                    =======   =======

Earnings per common share - diluted
   Before extraordinary item                        $  0.61   $  0.45
   Extraordinary item                                    --     (0.02)
                                                    -------   -------
      Total                                         $  0.61   $  0.43
                                                    =======   =======

                                                       Nine Months
                                                   Ended September 30,
                                                   -------------------
                                                      2002      2001
                                                    -------   -------

Net Earnings                                        $99,101   $89,622
                                                    =======   =======

Basic EPS:
   Weighted average common shares outstanding        53,442    53,584
                                                    =======   =======

Earnings per common share - basic
   Before extraordinary item                        $  1.85   $  1.70

   Extraordinary item                                           (0.03)
                                                    -------   -------
      Total                                         $  1.85   $  1.67
                                                    =======   =======

Diluted EPS:
   Weighted average common shares outstanding        53,442    53,584
   Weighted average shares purchased on exercise
      of dilutive options                             5,350     4,480
   Shares purchased with proceeds of options         (4,755)   (3,634)
   Shares contingently issuable                          58        50
                                                    -------   -------
   Shares applicable to diluted earnings             54,095    54,480
                                                    =======   =======

Earnings per common share - diluted
   Before extraordinary item                        $  1.83   $  1.67
   Extraordinary item                                    --     (0.02)
                                                    -------   -------
      Total                                         $  1.83   $  1.65
                                                    =======   =======

Unexercised employee stock options to purchase 327,564 shares and 376,529 shares of the Company's common stock as of September 30, 2002 and for the three month and nine month periods, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company's common stock during the respective periods.

7.   Subsequent Event

On November 1, 2002, the Company replaced its existing revolving line of credit with a $125 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the "Banks") with Standard Federal Bank, N.A. acting as Agent for the Banks (the "Revolving Credit Agreement".) The Revolving Credit Agreement matures in November 2006 and contains a provision whereby the Company may request an increase in the line of credit to up to $175 million. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate. The Revolving Credit Agreement contains general covenants, including without limitation, a fixed charge coverage ratio, a funded debt to EBITDA ratio and non-financial covenants.

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

Results of Operations

Three Months Ended September 30, 2002 and September 30, 2001

Net sales increased 8.5% to $214.2 million for the third quarter of 2002 from $197.4 million for the third quarter of 2001. Free-standing insert (FSI) revenues were $146.0 million for the quarter ended September 30, 2002 up 3.5% from the same quarter last year. The increase is primarily a result of industry growth and market share compared with the year-ago period. Revenues for cluster-targeted products increased 17.2% to $43.7 million for the quarter. The increase is attributed to stronger sales of solo inserts while sampling/advertising polybag sales continued to be soft due to fewer new customer product introductions. Net sales included $13.6 million in ROP (run-of-press) sales, representing a 44.7% increase from the third quarter of 2001. This increase is attributable to enhanced capabilities and expansion in business with both new and existing customers.

Gross profit margin increased to 36.9% in the third quarter of 2002, up from 35.7% in the third quarter of 2001. The increase is largely due to a decrease in paper costs for the current quarter. The Company has successfully placed the majority of its paper requirements under multi-year contracts, providing long-term cost stability.

Selling, general and administrative expenses increased 17.4% from $21.0 million in the third quarter of 2001 to $24.7 million in the third quarter of 2002. This increase is primarily the result of the consolidation of the financial results of VRMS beginning July 1, 2002. VRMS was previously accounted for as an equity investment. The remaining increase is primarily driven by performance based compensation programs.

During the third quarter of 2001, the Company took a charge of $6.1 million relating to the closedown of Save.com, its formerly 50% owned investment.

Amortization expense of intangible assets and goodwill decreased from $0.9 million to $0.1 million in the third quarter ended September 30, 2002. The reduction is the result of the Company's adoption of SFAS No. 142 for which the effect on earnings per share was an increase of $.01 in the three months ended September 30, 2002.

During the third quarter of 2001, the Company retired $15.8 million in aggregate principal amount of its 9.55% Senior Notes due 2003. In connection with this retirement, the Company paid a premium in an amount equal to $2.0 million. Accordingly, the Company incurred extraordinary charges of $1.3 million (net of tax).

Earnings before extraordinary items were $32.7 million for the third quarter of 2002 versus $24.7 million for the same period last year.

Nine Months Ended September 30, 2002 and September 30, 2001

For the nine months ended September 30, 2002, net sales decreased 3.4% to $620.6 million from $642.3 million for the comparable period in 2001. Free-standing insert (FSI) revenues were down from $447.4 million for the first nine months of 2001 to $435.6 million for the first nine months of 2002. This decrease is primarily the result of a reduction of average price as compared to the first nine months of 2001. Cluster-targeted revenues decreased 11.9% to $126.6 million for the nine months ended September 30, 2002. The decrease is driven primarily by decreases in new customer product introductions by clients which adversely affects sampling/advertising polybag programs. Net sales included $30.1 million in ROP (run-of-press) sales, which represents a 40.0% increase from the same period last year. This increase is attributable to enhanced capabilities and increased demand.

Gross margin increased to 37.9% for the first nine months of 2002, from 36.8% for the same period in 2001. The increase is largely due to decreases in paper costs during 2002. The Company has successfully placed the majority of its paper requirements under multi-year contracts, providing long-term cost stability.

Selling, general and administrative expenses increased 2.1% to $69.1 million for the nine months ended September 30, 2002 from $67.7 million during the comparable 2001 period. This increase is primarily the result of the consolidation of the results of VRMS as of July 1, 2002.

During the third quarter of 2001, the Company took a charge of $6.1 million relating to the closedown of Save.com, its formerly 50% owned investment.

Amortization expense of intangible assets and goodwill decreased from $2.6 million to $.2 million for the nine months ended September 30, 2002. The reduction is the result of the Company's adoption of SFAS No. 142 for which the effect on earnings per share was an increase of $.03 in the nine months ended September 30, 2002, versus the same period last year.

During the third quarter of 2001, the Company retired $15.8 million in aggregate principal amount of its 9.55% Senior Notes due 2003. In connection with this retirement, the Company paid a premium in an amount equal to $2.0 million. Accordingly, the Company incurred extraordinary charges of $1.3 million (net of tax).

Earnings before extraordinary items were $99.1 million for the nine months ended September 30, 2002 versus $90.9 million for the same period last year.

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

Cash and cash equivalents totaled $66.6 million at September 30, 2002 versus $10.6 million at December 31, 2001. This was the result of cash provided by operating activities of $135.9 million, and cash used in investing activities and financing activities of $32.8 million and $47.2 million, respectively, during the first nine months of 2002.

Cash flow provided by operating activities increased to $135.9 million for the nine months ended September 30, 2002, primarily due to increased earnings and also a $9.4 million decrease in inventories, as a result of a decrease in the cost of paper. Additionally, a return to a normalized accounts payable balance attributed to $7.2 million of operating cash flow.

Net cash used in investing activities was $32.8 million. The Company paid $8.0 million in a contingent purchase price payment for PreVision in the first quarter of 2002. The Company made advances to and investments in VRMS of $9.6 million during the first nine months of 2002. On July 1, 2002, the Company exercised its option to acquire the remaining shares of RMG for $4.5 million ($2.9 million, net of cash acquired).

As of September 30, 2002, the Company's debt balance is $256.1, which consists of $100.0 million of its 6-5/8% Senior Notes due 2009 and $156.1 million of Zero Coupon Convertible Notes due 2021. On November 1, 2002, the Company replaced its existing revolving line of credit with a $125 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the "Banks") with Standard Federal Bank, N.A. acting as Agent for the Banks (the "Revolving Credit Agreement".) The Revolving Credit Agreement matures in November 2006 and contains a provision whereby the Company may request an increase in the line of credit to up to $175 million.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, make acquisitions and from time to time to repurchase stock through the Company's stock repurchase program.

As of September 30, 2002, the Company had authorization to repurchase an additional 3.6 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $13.3 million for the nine month period ended September 30, 2002, largely representing the addition of a new printing press. Management expects future capital expenditure requirements of approximately $15 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Business Outlook for 2003

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

..    FSI revenues are expected to be down 12% - 16%, due primarily to a reduction in market share and resultant slight decline in price. FSI margin percentage is projected to be down only slightly, due to efficiencies driven by a reduction in the 2003 published date schedule, which will include 40 dates, versus 44 in 2002. The Company expects that it will publish 8 custom co-ops (FSIs sponsored by a single corporation) in both 2002 and 2003. FSI circulation is expected to remain flat with 2002.

..    ROP revenues are expected to be up 10% - 15%, due to additional sales resources that have been added and are successfully in place. ROP margin percentages are projected to be flat.

..    Cluster targeted product revenues are expected to be up 10% - 15%, with flat margins as a percent of revenues. Solo insert revenue is projected to increase due to an expanded customer base. Polybag sampling/advertising is expected to grow as a result of more new customer product introductions.

..    One-to-one revenues are expected to be up 25% - 30%. The Company expects growth in all four of the product lines that comprise one-to-one.

..    Cost of goods sold is expected to be down by a low single-digit percentage.
     The Company has placed over 85% of its FSI paper requirements for the year under long term contracts, providing a stable cost environment for this commodity. SG&A is expected to be up 5% - 8%, due primarily to the consolidation of VRMS for the full year.

..    Free cash flow is projected to be between $100 million - $110 million for the year. Capital expenditures will be approximately $15 million.

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

Impairment of Long-Lived Assets - Long-lived assets historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. We are currently investigating a possible indicator of impairment of goodwill within our Customer Relationship Marketing segment. As described in
Note 3, "Adoption of SFAS No. 141 and 142" of this Form 10-Q, the accounting treatment for goodwill and other intangible assets changed effective January 1, 2002.

Other Matters - The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes since December 31, 2001 in the Company's exposure to market risk.

Item 4. Controls and Procedures

Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II - Other

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     10.25 Credit Agreement dated as of November 1, 2002 among Valassis Communications, Inc. and various financial institutions and Standard Federal Bank, N.A., as Administrative Agent and Lead Arranger with Harris Trust and Savings Bank, as Syndication Agent and Comerica Bank, as Documentation Agent.

     99.1 Section 906 Certification from Alan F. Schultz

     99.2 Section 906 Certification from Robert L. Recchia

b.   Form 8-K

     (1) The Company filed a report on Form 8-K, dated July 1, 2002, announcing that it increased its ownership in VRMS to 87.96%.

     (2) The Company filed a report on Form 8-K, dated August 14, 2002, containing the certifications of the Company's officers, pursuant to
          Section 906 of the Sarbanes - Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2002

                                    Valassis Communications, Inc.
                                             (Registrant)


                                    By: /s/ Robert L. Recchia
                                        ----------------------------------------
                                    Robert L. Recchia
                                    Executive Vice President and Chief Financial
                                    Officer

                                    Signing on behalf of the Registrant and as principal financial and accounting officer.

CERTIFICATION

I, Alan F. Schultz, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Valassis
Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                         /s/ Alan F. Schultz
                                                         -----------------------
                                                         Alan F. Schultz
                                                         Chief Executive Officer

CERTIFICATION

I, Robert L. Recchia, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Valassis
Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                         /s/ Robert L. Recchia
                                                         -----------------------
                                                         Robert L. Recchia
                                                         Chief Financial Officer