Form 10-K
period 2002-12-31
VALASSIS COMMUNICATIONS INC
filed 2003-03-25
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10991

VALASSIS COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	38-2760940
(State of Incorporation)	(IRS Employer Identification Number)

19975 Victor Parkway

Livonia, MI 48152

(address of principal executive offices)

Registrant’s Telephone Number: (734) 591-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchange on which registered
Common Stock, par value $.01 per share 6 5/8% Senior Notes Due 2009 Zero Coupon Convertible Notes Due 2021	New York Stock Exchange Not Applicable Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

As of March 14, 2003, there were 52,013,017 shares of the Registrant’s Common Stock outstanding. As of such date, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was $807,775,000.

The applicable portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on or about May 13, 2003 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1. Business

The Company

Valassis leads the marketing services industry by connecting people to brands through our wide range of products and services offered to a variety of premier manufacturers and retailers. We are committed to growing our existing customer base and providing integrated solutions to maximize the efficiencies and effectiveness of promotions for our customers.

We offer a broad array of Connective Media™ solutions with mass, cluster targeted and 1 to 1 reach, including:

Mass Marketing Products:

•	Free-Standing Inserts (“FSIs”) – four-color promotional booklets containing the coupons of multiple advertisers that are distributed by us to over 59 million households through Sunday newspapers;

•	Run of Press (“ROP”) – promotions printed directly on the pages of up to 13,000 newspapers;

Cluster Targeted Marketing Products:

•	Newspaper-delivered Product Sampling – samples machine-inserted into newspapers or placed in a polybag around the newspaper;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample;

•	Solo Newspaper Inserts – specialized promotion programs for single advertisers.

1 to 1 Solutions:

•	Direct Mail Sampling / Advertising – high-impact, personalized communications and product samples aimed at the right target audience;

•	Customer Relationship Marketing (“CRM”) software, consulting and agency services;

•	Internet-delivered promotions;

•	Security consulting services.

Mass Marketing Products

Free-Standing Inserts (FSIs)

The majority of the consumer purchase incentives that we publish are featured in cooperative FSIs, which are four-color promotional booklets printed by us at our own facilities and distributed through Sunday newspapers. Cooperative FSIs are booklets containing promotions from multiple advertisers. We produced our first FSI in 1972. In 2002, we inserted our cooperative FSIs in the Sunday edition of over 525 newspapers with a combined average newspaper circulation of nearly 59 million on 44 publishing dates. By comparison, there were approximately 105.5 million households in the United States, according to the latest information published by the U.S. Census Bureau.

As a natural extension of our U.S. business, Valassis of Canada publishes the Shop & Save FSI in Canada. The Shop & Save FSI is distributed to approximately 5 million Canadian households through weekend home-delivered newspapers. In addition, Valassis produces a specialty FSI for smaller rural communities, reaching 5.4 million households in the U.S., as well as a Hispanic FSI reaching 3.2 million readers in the top Spanish-language newspapers.

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

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This remnant space is sold at a discount, primarily to direct mail marketers, who are placed on a waiting list for space that may become available. We select direct mail marketers as remnant space clients on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Remnant space clients are subject to being “bumped” in favor of a regular price client in need of space at the last minute. Remnant space sales are included in total cooperative FSI sales for financial reporting purposes.

Total cooperative FSI sales during the year ended December 31, 2002 were $575.8 million, or 67.5% of our total revenue. The top ten FSI customers accounted for approximately 35% of FSI sales during the year ended December 31, 2002, and no single customer accounted for more than 10% of FSI sales during the same period.

Run of Press (ROP)

We offer our customers the ability to run their promotional advertising directly on the pages of approximately 13,000 newspapers. The short lead time associated with this business makes this medium attractive for last minute marketing decisions.

Media (newspaper placement fees) is the major cost component of ROP distribution, which generally accounts for approximately 98% of our total direct ROP costs. We believe that our clients use us to place ROP because of our ability to negotiate favorable media rates, our well-developed production and national network placement capabilities, and our capacity to execute integrated FSI and ROP programs.

Industries participating in our ROP business include but are not limited to: Automotive, Consumer Packaged Goods, Entertainment, Financial, Health Services, Restaurants, Telecommunications, Tobacco, Transportation Services, U.S. Military and their respective advertising and promotion agencies. Our total ROP sales were $41.1 million during the year ended December 31, 2002, or 4.8% of our total revenue. The top ten ROP customers accounted for 81% of the ROP sales during the same period. Two ROP customers accounted for 34% and 24% of ROP revenue, respectively.

Cluster Targeted Products

The Targeted Print and Media Services (“TP&MS) division comprises the following products and services:

Solo Newspaper Inserts

Valassis offers its clients specialty print promotion products in customized formats such as die-cuts, posters and calendars, as well as traditional FSI formats. Because these promotions feature only one manufacturer (referred to as “solos”), the customer has the ability to create a completely individualized promotion. This allows customers the flexibility to run promotions any day of the week in any newspaper throughout the United States. We specialize in producing turnkey promotions for franchise retail marketers, such as fast food chains, allowing orders to be placed on a national, regional or local basis.

Product Sampling and Advertising

We offer newspaper-delivered sampling products that gives manufacturers the ability to cost-effectively reach up to 65 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac®), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch®). In addition, Brand Bag™ and Brand Bag Plus +™ offer marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without a sample included. The bags feature the customer’s advertising with the option of a weather-resistant tear-off coupon. We increased our competitive advantage in 2000 with the purchase of the consumer direct-to-door product sampling arm of Alternative Marketing Networks.

In 2002, cluster targeted products generated total revenue of $198.5 million, or 23.3% of our total revenue. The top ten clients accounted for approximately 42% of cluster-targeted sales during the year ended December 31, 2002. No single customer accounted for more than 10% of cluster targeted sales during the same period.

1 to 1 Solutions

1 to1 Solutions allow companies to understand consumer purchase behavior and to use that information to deliver intelligent, targeted promotions. The goal is to provide retailers with a turnkey service that builds long-term consumer relationships and increases profitability. 1 to1 Solutions revenue in 2002 totaled $36.9 million. The top ten clients accounted for approximately 50% of 1 to 1 Solutions revenue in 2002, with one client accounting for approximately 10% of 1 to 1 Solutions revenue during the same period. Our 1 to 1 Solutions division is comprised of:

Direct Mail

Valassis produces additional “solo” direct mail database marketing programs. These programs utilize the Company’s internal variable image print capability, its Aztec code technology and, in some cases, the VRMS shopper data list. Fueled by great interest in frequent shopper-based programs and solo programs utilizing multiple data sources, direct mail represents one of the fastest growing 1 to 1 products.

VRMS

During 1999, we made a strategic investment in Relationship Marketing Group, Inc., which was later reorganized into a limited liability company, (RMG). In August 2000, VNU Marketing Information and RMS, Inc. invested in RMG and RMG was renamed Valassis Relationship Marketing Systems (VRMS). In March 2003, we acquired the remaining interest in VRMS for $1 million and now own 100% of this entity. VRMS provides a consumer package goods-sponsored direct mail vehicle that uses proprietary software to target grocery retail frequent shopper households based on prior purchase behavior.

PreVision

In 2000, we purchased 80% of Boston-based PreVision Marketing®, a high-end, full-service CRM agency. Through PreVision we have the ability to analyze the information marketers collect in data bases; make strategic recommendations; execute creative programs and analyze results.

Promotion Watch

Promotion Watch offers a variety of promotion security consulting services, including the execution of chance promotions such as sweepstakes and contests. We help clients with the entire process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces, and conducting background investigations of winners.

Competition

We compete in the cooperative FSI business principally with News America Marketing, a company owned by The News Corporation Limited. This competitor has substantially greater financial resources than we do. We compete for business primarily on the basis of the following:

•	client service and sales relationships;

•	price; and

•	category availability.

We also compete with in-store marketing and other forms of promotional strategies or coupon delivery, and may compete with any new technology or products in the sales promotion field.

In the past, new competitors have tried to establish themselves in the FSI market. During such times, the number of FSI programs increased, which led to a meaningful decrease in the number of pages per FSI program. As a result, we experienced periods of intense price competition. These events had a material adverse effect on our financial performance in the past. If new competitors enter the FSI market or our existing competitor tries to increase market share by reducing prices, our financial performance could be materially adversely affected.

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

Cluster targeted products compete with News America Marketing and commercial printers for print business, as well as Sunflower Marketing for polybag advertising and sampling.

We compete with several newspaper network groups in the ROP market. As there is no significant capital investment associated with this business, other competitors could easily enter the ROP market. An increase in the number of ROP competitors could result in a loss of market share.

Employees

As of December 31, 2002, we had approximately 1,556 full-time employees: 364 of these employees are on our sales, sales operations and marketing staff; 1,027 are involved in manufacturing and operations; 37 are on our management information systems staff; and 128 are involved with administration. None of our United States employees are represented by a labor union. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Segment Reporting

For segment financial information for the years 2002, 2001 and 2000, see the table titled “Results of Operations” presented on page 11 under “Management’s Discussion & Analysis of Financial Condition & Results of Operations” and in Note 14 of the “Notes to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”

NCH Acquisition

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH Marketing Services, Inc. (“NCH”). NCH had unaudited sales of $72 million for the twelve months ended December 31, 2002. The business description in Part 1 of this Form 10-K excludes NCH. See Footnote 17 in the Notes to Consolidated Financial Statements for additional disclosure.

Availability of Filings

Valassis makes all of its reports filed under the 1934 Securities and Exchange Act available, free of charge, on its website at www.valassis.com, as soon as reasonably practicable after we electronically file with the Securities and Exchange Commission.

Item 2. Properties

Our principal executive offices are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Los Angeles (Seal Beach), Chicago (Schaumburg), Dallas, Minneapolis, Connecticut (Shelton), and various other localities.

We operate three printing facilities. We own the Livonia printing facility, which consists of approximately 225,000 square feet and includes cluster-targeted products operations, printing and warehouse facilities. We also own printing facilities in Durham, North Carolina and Wichita, Kansas, consisting of approximately 188,000 square feet and 138,000 square feet, respectively. In addition, we lease a facility in Plymouth, Michigan, which houses our pre-press operations and a facility in Mexico, which houses our fulfillment operations. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of a contract printer. The properties described exclude those of NCH.

Item 3. Legal Proceedings

On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company’s newspaper delivered sampling business. On April 5, 2002, after a series of post-trial motions, the Court granted remittitur and entered a total judgement of approximately $5.4 million. On August 30, 2002, the Court vacated its judgment after remittitur and ordered a new trial on damages. A reasonable estimation of the Company’s ultimate recovery cannot be made at this time and the Company has not recorded any amount in its financial statements.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of the Company’s common stock at December 31, 2002 was 244.

High and low stock prices during the twelve months ended December 31, 2002 and 2001 were:

	2002		2001
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$39.2000	$33.5000	$34.4000	$28.7000
June 30	41.2800	35.8000	37.3500	28.0000
September 30	40.0000	30.8000	37.3000	30.1900
December 31	36.0700	24.0000	36.3300	30.5000

Currently, the Company has no plans to pay cash dividends. In addition, should the Company change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash.

Item 6. Selected Financial Data

(in thousands of dollars, except per share data)

	YEAR ENDED
	December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998
Net sales and other revenues	$853,019		$849,529		$863,121		$794,566		$741,383
Earnings before extraordinary loss	95,254		119,144		125,699		121,134		84,286
Total assets	386,079		363,025		325,717		247,205		232,014
Long-term debt, less current portion	257,280		252,383		325,490		291,354		340,461
Earnings per share before extraordinary loss, basic (2)	1.79		2.22		2.30		2.14		1.44
Net earnings per share, basic	1.79		2.20		2.30		2.02		1.21
Net earnings per share, diluted	1.77		2.17		2.27		1.97		1.19
Cash dividends declared per share	—		—		—		—		—
Ratio of earnings to fixed charges (3)	10.81	x	10.74	x	9.25	x	7.98	x	4.83	x

(1)	Includes $26.6 million related to net proceeds from a lawsuit settlement.

(2)	As a result of early retirement of a portion of its public debt, the Company recorded a $1.3 million extraordinary loss (net of taxes) during the year ended December 31, 2001, a $6.9 million extraordinary loss (net of taxes) during the year ended December 31, 1999 and a $13.6 million extraordinary loss (net of taxes) during the year ended December 31, 1998, respectively.

(3)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

This information should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook” and elsewhere in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from the Company’s existing competitors; new competitors in any of the Company’s businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in the Company’s paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; or changes which affect the businesses of our customers and lead to reduced sales promotion spending. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Valassis derives revenues primarily from the sale of space in promotional materials printed on the Company’s printing presses. The Company’s prime cost components include paper, payments to newspapers for insertion of promotional materials (media), printing costs (including labor) and shipping.

Paper represents approximately 32% of the cost of products sold for the Company’s FSI business. Valassis purchases a combination of coated and uncoated paper. To protect the Company against the risk of price fluctuations, a significant portion of our paper requirements is purchased from two paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any twelve-month period) of the Company’s cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2003, approximately 90% of our FSI paper requirements are under long-term contract. The remainder of our paper requirement is bought pursuant to contracts that are typically three to six months in duration. The Company maintains on average less than 30 days of paper inventory.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:

	YEAR ENDED Dec. 31, 2002		YEAR ENDED Dec. 31, 2001		YEAR ENDED Dec. 31, 2000
	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues
	(dollar amounts in millions)
Mass Marketing Products:
FSI sales	$575.8	67.5%	$579.2	68.2%	$603.0	69.9%
ROP sales	41.1	4.8	31.9	3.7	25.7	3.0
Cluster Targeted product sales	198.5	23.3	197.1	23.2	191.6	22.2
1 to 1 solution sales	36.9	4.3	39.3	4.6	15.1	1.7
Other income	0.7	0.1	2.0	0.3	27.7	3.2

Revenues	853.0	100.0	849.5	100.0	863.1	100.0
Cost of products sold	538.6	63.1	541.4	63.7	527.5	61.1

Gross profit	314.4	36.9	308.1	36.3	335.6	38.9
Selling, general and administrative expenses	94.7	11.1	89.2	10.5	81.6	9.5
Loss on equity investments	1.7	0.2	4.1	0.5	14.9	1.7
Amortization of intangible assets	0.2	—	3.4	0.4	3.1	0.4
Goodwill and investment impairment charges	55.3	6.5	6.1	0.7	11.0	1.3

Operating earnings	162.5	19.1	205.4	24.2	225.0	26.0
Interest expense	13.3	1.6	17.7	2.1	22.9	2.6

Earnings before income taxes and extraordinary loss	149.2	17.5	187.7	22.1	202.1	23.4
Income taxes	53.9	6.3	68.5	8.1	76.4	8.8

Earnings before extraordinary loss	95.3	11.2	119.2	14.0	125.7	14.6
Extraordinary loss (net of taxes)	—	—	1.3	0.1	—	—

Net earnings	$95.3	11.2%	$117.9	13.9%	$125.7	14.6%

Calendar 2002 Compared to Calendar 2001

Total revenues were up 0.4% to $853.0 million in 2002. FSI revenues were flat at $575.8 million. Although the FSI industry showed growth in the second half of 2002, competitive pricing pressure resulted in lower pricing and flat revenues. Run of press sales were up 28.8% for the year to $41.1 million due to increased demand from both existing and new clients, and an increased sales focus. Cluster targeted products revenue increased slightly to $198.5 million. This was due to solo insert business growth, especially in the retail category. Polybag sampling/advertising continued to experience lower revenue due to fewer new product introductions. 1 to 1 revenues were down 6.4% for the year to $36.9 million. Although direct mail database marketing programs grew rapidly, the overall reduction in demand for customer relationship marketing services resulted in this decrease.

Gross margin was up slightly to 36.9% in 2002 compared to 36.3% in 2001. This increase was primarily the result of favorable paper costs which drove FSI costs, on a CPM basis, down 7.0%, offset in part by a continued shift in product mix based on growth in lower margin product lines.

Selling, general and administrative expenses were up 6.2% in 2002. The Company began consolidating VRMS on July 1, 2002 which contributed to the majority of this increase.

Interest expense was down 24.6% for the year to $13.3 million. This was due to the debt restructuring which took place in the middle of 2001 which included the issuance of zero coupon convertible notes in June 2001, with the proceeds being used to pay off higher rate revolving credit debt, as well as the retirement of $15.8 million of its 9.55% Senior Notes due 2003.

Amortization of intangibles was down significantly from $3.4 million in 2001 to $.2 million in 2002 due to the adoption of SFAS 142. However, the Company identified impairment indicators at both PreVision and VRMS and accordingly wrote down $51.3 million of goodwill in the fourth quarter of 2002 (see Note 3). In addition, a cost-basis investment in an internet couponing company was written down by $4.0 million in 2002.

Calendar 2001 Compared to Calendar 2000

Total revenues for 2001 decreased 1.6% to $849.5 million from $863.1 million in 2000. However, revenues in 2000 included $26.6 million related to net proceeds from a lawsuit settlement. Without the effect of this item, 2001 revenue increased 1.5%. FSI revenue was down 3.9% to $579.2 million in 2000, due primarily to lower page demand. Cluster-targeted products revenue was up 2.9% to $197.1 million in 2001, although the segment was negatively effected in the second half of 2001 by the economy in the form of reduced demand, increased price competition and fewer new product introductions. Run-of-press revenues were up 24.1% for the year to $31.9 million, due to the shutdown of a competitor and additional sales focus. The one-to-one segment also experienced revenue growth, up 160.3% to $39.3 million.

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

During 2001, the Company took a charge of $6.8 million relating to the closedown of Save.com, and resulting restructuring costs. In 2000, the Company recorded losses from Save.com of $10.3 million and reserved against an additional commitment to Save.com of $2.9 million.

The effective tax rate was 36.5% for the year ended December 31, 2001, compared with 37.8% for the same period in 2000. This was primarily due to the ability to utilize certain capital losses as a result of the reverse repurchase agreement described in Note 16.

In connection with the retirement of the 9.55% Senior Notes due 2003 discussed above, the Company paid a premium of $2.0 million. Accordingly, the Company incurred extraordinary charges of $1.3 million (net of taxes) due to this early extinguishment of debt in 2001.

Liquidity and Capital Resources

The Company’s liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. The Company does not offer financing to its customers. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost, while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and, accordingly, the Company can operate with low, or even negative, working capital.

Cash and cash equivalents totaled $97.2 million at December 31, 2002, up $86.5 million from December 31, 2001. This was the result of cash provided by operating activities of $194.3 million, offset by cash used in investing activities and financing activities of $35.0 million and $72.8 million, respectively, in 2002.

Cash flow from operating activities increased to $194.3 million for the year ended December 31, 2002 from $134.8 million for the year ended December 31, 2001. The Company used a portion of this cash flow during 2002 to repurchase $97.1 million (2.8 million shares) of its common stock. In addition, during 2002 the Company used $9.6 million of its cash flow to fund investments in VRMS and $8.0 million related to earn-out provisions for PreVision. For further details, see Note 13 of the “Notes to Consolidated Financial Statements.”

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, make acquisitions and from time to time to repurchase stock through the Company’s stock repurchase program. As of December 31, 2002, the Company had authorization to repurchase an additional 1,904,800 shares of its common stock under its existing share repurchase program.

As of December 31, 2002, the Company’s debt balance is $257.3 million, which consists of $100.0 million of its 6-5/8% Senior Notes due 2009 and $157.3 million of Zero Coupon Convertible Notes due 2021. On November 1, 2002 the Company replaced its existing revolving line of credit with a $125 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A. and several other banks (collectively, the “Banks”) with Standard Federal Bank, N.A. acting as Agent for the Banks (the “Revolving Credit Agreement”.) The Revolving Credit Agreement matures in October 2006 and contains a provision to increase the line of credit to $175 million. The Revolving Credit Agreement contains general covenants, including without limitation, a fixed charge coverage ratio, a funded debt to EBITDA ratio and non-financial covenants.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required principal payments on indebtedness.

Capital expenditures were $15.5 million for the year ended December 31, 2002. Management expects future capital expenditure requirements of approximately $18 million (including the requirements of NCH) over each of the next three to five years to meet increased capacity needs at its three printing facilities and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Recent Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board (“FASB”) issued two statements, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, that amend APB Opinion No. 16, “Business Combinations,” and supersede APB Opinion No. 17, “Intangible Assets.” The two statements modify the method of accounting for business combinations and address the accounting for intangible assets. As of January 1, 2002, the Company adopted the provisions of both SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 did not have any effect on the Company’s financial statements. The Company adopted SFAS No. 142 and initial impairment testing did not indicate any impairment. During the second half of the year, impairment indicators developed and additional procedures resulted in recognizing impairment charges of $51.3 million.

In June 2001, the FASB issued Statement of Financial Accounting Standards SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 as of January 1, 2003, and does not expect it to have an effect on the Company’s financial statements.

During August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002, and it did not have an effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to make a voluntary change in its method of accounting for stock options.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 2, “Significant Accounting Policies”, of our Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Long-Lived Assets – Long-lived assets historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets utilizing discount cash flow analysis. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As described in Note 3, “Goodwill and Intangible Assets” of this Form 10-K, the accounting treatment for goodwill and other intangible assets changed effective January 1, 2002.

Revenue Recognition – Revenue for newspaper-delivered promotions is recognized in the period the product is distributed in the newspaper. In accordance with industry practice, the Company generally pre-bills FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Products and services not distributed via newspaper are recognized in revenue when the product is shipped or the service is performed.

Stock Compensation – The Company grants stock options to employees under various incentive plans. Options are granted with exercise prices at least equal to the fair market value on the date of grant. The Company accounts for all options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and makes various estimates used in calculating the pro-forma results as required by SFAS No. 123.

Other Matters – The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Business Outlook

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

•	Although the FSI industry is expected to grow in 2003, FSI revenues and margins are expected to be down compared to 2002 as the result of a significant loss in market share in the FSI business. We have reduced our co-op date schedule to 40 dates. FSI pricing is expected to be down based on current contracts and competitive pricing pressure.

•	The average price of paper, which is a major cost factor in the Company’s business, decreased in 2002. The average price of paper in 2003 is expected to again decrease compared to the average in 2002.

•	Cluster targeted product revenues are expected to increase approximately 10% - 15%.

•	1 to 1 Solutions revenues are expected to increase approximately 25 - 30%.

•	The NCH acquisition is expected to add approximately $60 million in revenue and 7 cents to EPS for 2003.

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and December 31, 2001.

	THREE MONTHS ENDED
	Mar. 31	June 30	Sept. 30	Dec. 31
	Thousands of dollars, except per share data
Fiscal Year Ended December 31, 2002
Revenue	$204,775	$203,335	$214,289	$230,620
Cost of products sold	126,816	124,587	135,113	152,108
Earnings (loss), before extraordinary item	32,577	33,782	32,742	(3,846	)(1)
Earnings (loss) per common share, before extraordinary item, diluted	0.60	0.62	0.61	(0.07)
Net earnings (loss)	32,577	33,782	32,742	(3,846)
Net earnings (loss) per common share, diluted	0.60	0.62	0.61	(0.07)

(1)	Includes $51.3 ($32.7 million net of taxes) million impairment of goodwill charges for VRMS and PreVision and a $4.0 million ($2.6 million net of taxes) charge for the writedown of an internet couponing investment.

	THREE MONTHS ENDED
	Mar. 31	June 30	Sept. 30	Dec. 31
	Thousands of dollars, except per share data
Fiscal Year Ended December 31, 2001
Revenue	$227,810	$217,277	$198,408	$206,034
Cost of products sold	145,060	133,845	127,578	134,899
Earnings, before extraordinary item	32,458	33,738	24,711	28,237
Earnings per common share, before extraordinary item, diluted	0.60	0.62	0.45	0.52
Net earnings	32,458	33,738	23,426	28,237
Net earnings per common share, diluted	0.60	0.62	0.43	0.52

Item	7a. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2002, the Company has exposure to interest rate risk from its long-term debt. A portion of the Company’s debt is fixed rate, the remainder being a revolving credit facility at a variable rate. See Note 4 of the Notes to Consolidated Financial Statements for components of the Company’s long-term debt.

The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to its variable debt. As of December 31, 2002, the analysis indicated that such market movements would not have a material effect on the Company’s consolidated results of operations or on the fair value of its risk-sensitive financial instruments.

The Company does not have a material exposure to risks associated with foreign currency fluctuations related to operations and does not use derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	December 31, 2002	December 31, 2001
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$97,156	$10,615
Accounts receivable (less allowance for doubtful accounts of $2,120 at December 31, 2002 and $1,051 at December 31, 2001)	114,248	131,777
Inventories:
Raw materials	9,791	13,965
Work in progress	11,258	13,935
Prepaid expenses and other	6,971	7,499
Deferred income taxes (Note 6)	2,223	1,479
Refundable income taxes	329	4,277

Total current assets	241,976	183,547

Property, plant and equipment, at cost:
Land and buildings	27,968	22,960
Machinery and equipment	120,215	120,548
Office furniture and equipment	37,373	31,674
Automobiles	1,069	900
Leasehold improvements	1,997	1,954

	188,622	178,036
Less accumulated depreciation and amortization	(121,883)	(113,967)

Net property, plant and equipment	66,739	64,069

Intangible assets (Note 3):
Goodwill	101,764	115,756
Other intangibles	34,555	85,347

	136,319	201,103
Less accumulated amortization	(73,619)	(123,408)

Net intangible assets	62,700	77,695

Equity investments and advances to investees (Note 13)	3,781	33,955
Other assets	2,821	3,759
Deferred income taxes (Note 6)	8,062	—

Total assets	$386,079	$363,025

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	December 31,	December 31,
	2002	2001
	(in thousands, except share data)
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion long-term debt	$—	$2,600
Accounts payable	86,097	82,750
Accrued interest	3,063	3,105
Accrued expenses	38,913	32,846
Progress billings	33,721	51,766

Total current liabilities	161,794	173,067

Long-term debt (Note 4)	257,280	252,383
Deferred income taxes (Note 6)	—	3,259
Other non-current liabilities	292	—
Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders’ deficit (Notes 9, 10 and 11):
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at December 31, 2002 and December 31, 2001
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,087,398 at December 31, 2002 and 62,992,763 at December 31, 2001; outstanding 51,995,132 at December 31, 2002 and 53,698,382 at December 31, 2001	630	630
Additional paid-in capital	34,640	24,502
Deferred compensation	(771)	(1,342)
Retained earnings	287,076	191,822
Accumulated foreign currency translations	(507)	(560)
Treasury stock, at cost (11,092,266 shares at December 31, 2002 and 9,294,381 shares at December 31, 2001)	(354,355)	(280,736)

Total stockholders’ deficit	(33,287)	(65,684)

Total liabilities and stockholders’ deficit	$386,079	$363,025

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

	YEAR ENDED
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(in thousands, except per share data)
Revenues:
Net sales	$852,296	$847,455	$835,342
Other (see Note 8)	723	2,074	27,779

Total revenues	853,019	849,529	863,121

Costs and expenses:
Cost of products sold	538,624	541,382	527,473
Selling, general and administrative	94,687	89,168	81,588
Loss on equity investments	1,653	4,084	14,919
Amortization of intangible assets	211	3,433	3,080
Interest	13,347	17,711	22,924
Goodwill and investment impairment charges	55,300	6,062	11,020

Total costs and expenses	703,822	661,840	661,004

Earnings before income taxes and extraordinary loss	149,197	187,689	202,117
Income taxes (Note 6)	53,943	68,545	76,418

Earnings before extraordinary loss	95,254	119,144	125,699
Extraordinary loss (net of tax benefit)	—	1,285	—

Net earnings	$95,254	$117,859	$125,699

Earnings per common share before extraordinary loss, basic	$1.79	$2.22	$2.30

Earnings per common share before extraordinary loss, diluted	$1.77	$2.19	$2.27

Net earnings per common share, basic	$1.79	$2.20	$2.30

Net earnings per common share, diluted	$1.77	$2.17	$2.27

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Deficit

	Common Stock	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings (Accumulated Deficit)	Treasury Stock	Foreign Currency Translation	Stock- holders’ Deficit
(in thousands)
Balances at January 1, 2000	$627	$76,898	(1,135)	$(51,736)	$(240,895)	$(478)	$(216,719)
Net earnings				125,699			125,699
Stock repurchase					(94,429)		(94,429)
Exercise of stock options	1	(78,708)			83,591		4,884
Deferred compensation			(848)				(848)
Stock grants	1	8,890					8,891
Foreign currency translation						18	18

Balances at December 31, 2000	629	7,080	(1,983)	73,963	(251,733)	(460)	(172,504)
Net earnings				117,859			117,859
Stock repurchase					(60,935)		(60,935)
Exercise of stock options		15,791			31,932		47,723
Deferred compensation			641				641
Stock grants	1	1,631					1,632
Foreign currency translation						(100)	(100)

Balances at December 31, 2001	630	24,502	(1,342)	191,822	(280,736)	(560)	(65,684)
Net earnings				95,254			95,254
Stock repurchase					(96,885)		(96,885)
Exercise of stock options		8,290			23,266		31,556
Deferred compensation			571				571
Stock grants		1,848					1,848
Foreign currency translation						53	53

Balances at December 31, 2002	$630	$34,640	$(771)	$287,076	$(354,355)	$(507)	$(33,287)

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(in thousands)
Cash flows from operating activities:
Net earnings	$95,254	$117,859	$125,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,497	10,302	8,222
Amortization of intangibles	211	3,433	3,080
Amortization of bond discount	4,647	2,664	28
Provision for losses on accounts receivable	1,069	1,800	1,208
Writedown of impaired assets	55,300	6,062	11,020
Losses on equity investments	1,653	4,084	14,919
Stock-based compensation charge	1,815	2,654	1,164
Loss/(gain) on sale of property, plant and equipment	726	(770)	295
Deferred income taxes	(12,065)	9,074	(7,719)
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	18,243	(19,023)	(18,905)
Inventories	6,851	(20)	1,347
Prepaid expenses and other	(2,016)	626	(8,829)
Other assets	3,798	(1,661)	(20,548)
Other liabilities	292	(1,681)	1,106
Accounts payable	3,262	(2,920)	1,825
Accrued interest and expenses	11,568	(5,588)	6,510
Income taxes	9,266	5,174	2,694
Progress billings	(18,045)	2,737	(8,930)

Total adjustments	99,072	16,947	(11,513)

Net cash provided by operating activities	$194,326	$134,806	$114,186

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

	YEAR ENDED
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(in thousands)
Cash flows from investing activities:
Additions to property, plant and equipment	$(15,540)	$(15,741)	$(14,044)
Proceeds from sale of property, plant and equipment	1,033	2,178	263
Acquisition of PreVision Marketing, net of cash acquired	(8,000)	—	(29,929)
Investments and advances to affiliated companies	(9,623)	(24,815)	(12,127)
Acquisition of remaining interest in RMG, net of cash acquired	(2,905)	—	—
Other	54	(101)	(828)

Net cash used in investing activities	(34,981)	(38,479)	(56,665)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,874	37,253	3,656
Purchase of treasury shares	(97,078)	(60,934)	(94,429)
Repayment of long-term debt	—	(18,398)	(2,797)
Borrowings of long-term debt	—	152,627	—
Net (payments)/borrowings under revolving line of credit	(2,600)	(207,400)	36,100

Net cash used in financing activities	(72,804)	(96,852)	(57,470)

Net increase (decrease) in cash and cash equivalents	86,541	(525)	51
Cash and cash equivalents at beginning of the year	10,615	11,140	11,089

Cash and cash equivalents at end of the year	$97,156	$10,615	$11,140

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,522	$18,525	$22,650
Cash paid during the year for income taxes	$56,732	$63,996	$82,643
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$1,406	$1,632	$8,890
Contingent purchase price for acquisition of PreVision	—	$8,000	—

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(1) THE COMPANY

Valassis Communications, Inc. (Valassis or the Company) became a publicly-held company upon completion of its initial public offering on March 18, 1992. The Company operates in a single industry and principally produces free-standing inserts for customers in the packaged goods industry throughout the United States. No single customer accounted for more than 10 percent of the Company’s sales during the years ended December 31, 2002, 2001, or 2000.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 2001 and 2000 have been reclassified to conform to current period classifications.

REVENUE RECOGNITION

Revenue for newspaper-delivered promotions is recognized in the period the product is distributed in the newspaper. In accordance with industry practice, the Company generally pre-bills FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Products and services not distributed via newspaper are recognized in revenue when the product is shipped or the service is performed.

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

ADVERTISING

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $1.1 million, $1.1 million, and $1.5 million, respectively.

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

Class	Range
Buildings	5 – 20 years
Machinery and equipment	5 – 15 years
Office furniture and fixtures	3 – 5 years
Automobiles	3 years
Leasehold improvements	3 – 10 years

GOODWILL AND INTANGIBLE ASSETS

Intangible assets largely consist of goodwill arising from the Company’s acquisitions. Under the provisions of SFAS No. 142, goodwill and other intangibles with indefinite lives are not amortized but are subject to annual impairment tests. The Company adopted SFAS No. 142 on January 1, 2002 and initial testing indicated no impairment. During the second half of 2002, the Company identified indicators of possible impairment of its recorded goodwill and accordingly wrote down $51.3 million of goodwill related to its two subsidiaries – Valassis Relationship Marketing Systems, LLC (VRMS) and PreVision Marketing, LLC (PreVision). See Note 3 for additional disclosure. In 2000, goodwill totaling $4.0 million related to The Net’s Best was written off due to discontinuance of the business and related products and services.

Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, which range from 10 to 40 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. As part of this review, the Company assesses the useful lives assigned to intangible assets.

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

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price at least equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, recognizes no compensation expense for the stock option grants.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table reconciles reported net income to proforma net income as if the Company accounted for its stock options under the fair value method of SFAS No. 123. (See Note 9 for additional disclosures.)

	2002	2001	2000
	(in thousands)
Net income, as reported	$95,254	$117,859	$125,699
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,071	1,369	914
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(9,228)	(10,905)	(9,789)

Pro forma net income	$87,097	$108,323	$116,824

Earnings per share:
Basic – as reported	$1.79	$2.20	$2.30
Basic – pro forma	$1.64	$2.02	$2.14
Diluted – as reported	$1.77	$2.17	$2.27
Diluted – pro forma	$1.62	$1.99	$2.11

COMPREHENSIVE INCOME

Foreign currency translation is the Company’s only component of other comprehensive income and is not considered material to the Company’s consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 2001, the Financial Accounting Standards Board (“FASB”) issued two statements, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, that amend APB Opinion No. 16, “Business Combinations,” and supersede APB Opinion No. 17, “Intangible Assets.” The two statements modify the method of accounting for business combinations and address the accounting for intangible assets. As of January 1, 2002, the Company adopted the provisions of both SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 141 did not have any effect on the Company’s financial statements. The Company adopted SFAS No. 142 and initial impairment testing did not indicate any impairment. During the second half of the year, impairment indicators developed and additional procedures resulted in impairment charges of $51.3 million. See Note 3 for a full description.

In June 2001, the FASB issued Statement of Financial Accounting Standards SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 as of January 1, 2003, and does not expect it to have an effect on the Company’s financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

During August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002, and it did not have an effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to change its current method of accounting for stock options.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Generally, the Company does not require collateral or other security to support customer receivables.

The Company’s debt is also a financial instrument with the estimated fair market value of the debt at $15.9 million under carrying value as of December 31, 2002 and $11.1 million at December 31, 2001. See Note 4 for additional fair value disclosure.

ACCUMULATED FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of stockholders’ deficit.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(3) GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of:

	Intangible Assets, at Cost	Accumulated Amortization at Dec. 31, 2002	Cumulative Impairment Loss Recognized at Dec. 31, 2002	Unamortized Balance at Dec. 31, 2002	Weighted Average Useful Life (in years)
Amortizable intangible assets	$2,455	$(815)	$—	$1,640	10.9
Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)		18,257
Cluster Targeted	4,195	(209)		3,986
All Others (includes ROP and Customer
Relationship Marketing)	83,467	(4,691)	(51,300)	27,476
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	$185,163	$(72,803)	$(51,300)	$61,060

Total	$187,618	$(73,618)	$(51,300)	$62,700

The provisions of SFAS No. 142 require the Company to cease amortization of goodwill and other intangible assets with indefinite lives. However, goodwill and other intangibles are subject to annual impairment tests in which impairment is defined as fair market value less than the carrying value of the asset on the financial statements. SFAS No. 142 requires the Company to test all goodwill and other intangible assets with indefinite lives for impairment within six months of implementation. The Company performed the first step of testing for impairment by utilizing the discounted cash flow method which did not indicate any impairment of goodwill or intangible assets with indefinite lives.

During the second half of 2002, the Company identified indicators of possible impairment of its recorded goodwill and recorded a write off of $51.3 million related to its two subsidiaries – Valassis Relationship Marketing Systems, LLC (VRMS) and PreVision Marketing, LLC (PreVision). Such indicators included the general slowdown of the retail economy evidenced by general declines in consumer and business spending in marketing and promotions spending, the significant declines in valuations of technology based companies in comparison with the market valuations at the time the Company invested in VRMS and PreVision and changes in the Company’s strategic plans for the acquired companies. Based upon the results of its discounted cash flow analyses and third party valuations, the Company identified certain levels of impairment corresponding with the business unit goodwill initially recorded with the acquisitions of VRMS and PreVision. Accordingly, the Company recorded an impairment loss of $51.3 million during the fourth quarter of 2002 included in “Goodwill and Investment Impairment Charges” on the consolidated statements of income.

Amortizable intangible assets include a non-compete agreement, corporate logos and a fully amortized pressroom operating system. The associated amortization expense for the year ended December 31, 2002 was approximately $211,000. Amortization expense is expected to be approximately $211,000 for each of the next five succeeding years.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table presents actual results of operations for the year ended December 31, 2002 and a reconciliation of reported net income to the adjusted net income for the same period of 2001 and 2000:

	Year Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Net earnings:
Reported net earnings	$95,254	$117,859	$125,699
Add back: goodwill and intangible amortization, after tax	135	2,180	1,915

	$95,389	$120,039	$127,614

Basic earnings per share:
Reported net income	$1.79	$2.20	$2.30
Add back: goodwill and intangible amortization	—	0.04	0.04

	$1.79	$2.24	$2.34

Diluted earnings per share:
Reported net income	$1.77	$2.17	$2.27
Add back: goodwill and intangible amortization	—	0.04	0.03

	$1.77	$2.21	$2.30

(4) LONG-TERM DEBT

Long-term debt is summarized as follows:

	Dec. 31, 2002	Dec. 31, 2001
	(in thousands)
Revolving Credit Facility	—	$2,600
6 5/8% Senior Notes due 2009, net of discount	99,784	99,756
Zero Coupon Senior Convertible Notes Due 2021, net of discount	157,246	152,627
Note payable	250	—

	257,280	254,983
Less current portion	—	2,600

	$257,280	$252,383

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

During September 2001, the Company retired its 9.55% Senior Notes due 2003 with a face value of $15.8 million prior to maturity. The debt retirement resulted in an extraordinary loss after tax of $1.3 million.

Minimum long-term debt maturities are approximately $100 million in 2009.

CREDIT FACILITY

On November 1, 2002, the Company replaced its existing revolving line of credit with a $125 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the “Banks”) with Standard Federal Bank, N.A. acting as Agent for the Banks (the “Revolving Credit Agreement”.) The Revolving Credit Agreement matures in November 2006 and contains a provision whereby the Company may request an increase in the line of credit to up to $175 million. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate. The Revolving Credit Agreement contains general covenants, including without limitation, a fixed charge coverage ratio, a funded debt to EBITDA ratio and non-financial covenants.

PUBLIC DEBT

At December 31, 2002, the Company’s public debt consists of 6 5/8% Senior Notes due 2009 issued under an indenture dated January 12, 1999 and zero coupon convertible notes due 2021 issued under an indenture dated June 6, 2001. The Senior Notes are general unsecured obligations of the Company and rank on parity in right of payment with all other Senior Indebtedness of the Company. Interest is payable on the 2009 Senior Notes semi-annually on January 15 and July 15 of each year.

In June 2001, the Company issued 272,100 zero coupon convertible notes (“Convertible Notes”) at an issue price of $551.26 per note, which resulted in gross proceeds to the Company of $150 million. The Convertible Notes are unsecured and unsubordinated indebtedness of the Company. Each note has a yield of 3.0% with a maturity value of $1,000. The notes are convertible by the holder at a conversion rate of 11.8316 shares per note when a market price trigger occurs. A market price trigger occurs the first time that the closing sale price per share of the Company’s common stock for at least twenty trading days in any period of thirty consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a note plus the accrued original issue discount to that day. As of December 31, 2002, the accreted conversion price was $48.84.

Additionally, the holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on June 6, 2004, June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $602.74, $639.73, $742.43 and $861.62 per note, respectively, payable in cash or common stock at the option of the Company in 2004 and 2006 and cash only in 2011 and 2016. Also, each holder may require the Company to repurchase all or a portion of such holder’s notes if a change of control of the Company occurs on or before June 6, 2006. The Company, at its option, may redeem all or a portion of the Convertible Notes at their accreted value at any time on or after June 6, 2006, for cash. The Company is amortizing the issue discount using the effective interest method through June 6, 2021.

Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. At December 31, 2002, the estimated fair market value of the debt was $15.9 million less than carrying value. The debt had an estimated fair market value of $11.1 million under carrying value at December 31, 2001. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on Valassis’ ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of its property.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(5) PROFIT SHARING AND BONUS PLANS

The Company has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

Expenses under the aforementioned plans were as follows:

	YEAR ENDED
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(in thousands)
Profit sharing plan	$4,463	$3,683	$3,062
Bonus plans for salaried, sales and hourly personnel	12,403	8,969	8,298
Bonus plan for executives	2,075	1,617	1,342

(6) INCOME TAXES

For financial reporting purposes, earnings before income taxes and extraordinary loss include the following components.

	YEAR ENDED
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(in thousands)
Pre-tax income (loss):
United States	$149,445	$187,678	$201,606
Foreign	(248)	11	511

	$149,197	$187,689	$202,117

Income taxes have been charged to earnings before extraordinary loss as follows:

	YEAR ENDED
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(in thousands)
Federal:
Current	$63,279	$55,018	$76,706
Deferred (credit)/provision	(12,064)	9,073	(7,693)
State and Local	2,728	4,454	7,405

	$53,943	$68,545	$76,418

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes and extraordinary item as follows:

	YEAR ENDED
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Expected income tax expense	$52,219	$65,691	$70,741
Increase (decrease) in taxes resulting from:
Amortization of intangibles	—	427	427
State and local income taxes, net of federal benefit	1,773	2,895	4,813
Valuation allowance	—	(1,302)	—
Other items, net	(49)	834	437

Actual income tax expense, before extraordinary item	$53,943	$68,545	$76,418

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	YEAR ENDED
	Dec. 31, 2002	Dec. 31, 2001
	(in thousands)
Long term deferred income tax assets (liabilities):
Fixed assets	$(5,218)	$(4,470)
Deferred compensation	3,588	2,557
General reserves	—	1,539
Convertible notes	(3,744)	(1,356)
Restricted stock	1,242	964
Consulting agreement	505	582
Equity losses	(8,387)	(3,034)
Goodwill impairment	19,963	—
Other	113	(41)

Total long term deferred income tax assets (liabilities)	$8,062	$(3,259)

Current deferred income tax assets (liabilities):
Inventory	$450	$615
Accrued rebates	1,170	706
Allowance for uncollectible accounts	764	390
Minority interest net operating loss carryforward	—	126
Prepaid advertising revenue	(157)	(163)
Other – net	(4)	(69)

Current total deferred income tax assets	2,223	1,605
Valuation allowance	—	(126)

Net current deferred income tax assets	$2,223	$1,479

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

(7) COMMITMENTS

Total operating lease rentals, for various office space, charged to expense were $5.6 million, $4.7 million and $4.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2002 are as follows:

Year Ending December 31,	(in thousands)
2003	$6,041
2004	5,858
2005	5,789
2006	5,216
2007	4,468
Thereafter	9,210

$36,582

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

Year Ended	Base Salary	Maximum Cash Bonus
	(in thousands)
Dec. 31, 2003	$2,325,000	$2,325,000
Dec. 31, 2004	2,325,000	2,325,000
Dec. 31, 2005	2,325,000	2,325,000
Dec. 31, 2006	1,812,500	1,812,500
Dec. 31, 2007	1,500,000	1,500,000
Dec. 31, 2008	1,500,000	1,500,000

The Company’s obligation to pay the maximum cash bonus is based on the Company attaining certain EPS and/or sales targets. The Company also provides stock options and restricted stock grants to certain of its executives (See Notes 9 and 10).

(8) CONTINGENCIES

On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company’s newspaper delivered sampling business. On April 5, 2002, after a series of post-trial motions, the Court granted remittitur and entered a total judgement of approximately $5.4 million. On August 30, 2002, the Court vacated its judgement after remittitur and ordered a new trial on damages. A reasonable estimation of the Company’s ultimate recovery cannot be made at this time and the Company has not recorded any amount in its financial statements.

In February 1999, the Company filed a lawsuit against Arthur Andersen LLP. A settlement was reached in February 2000. The proceeds of the settlement are included in other revenues in the accompanying condensed consolidated statement of income for the year ended December 31, 2000.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

(9) STOCK OPTIONS

The Company’s Amended and Restated 1992 Long-Term Incentive Plan authorizes option grants for the issuance of a maximum of 13,045,921 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

The Company’s Broad-Based Incentive Plan authorizes option grants for the issuance of a maximum of 2,165,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

In 2002, the Board and the Shareholders approved the 2002 Long-Term Incentive Plan which authorizes the issuance of 3,500,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

At December 31, 2002, there were outstanding options among 1,347 participants for the purchase of 5,959,675 shares. At December 31, 2002, there were 5,013,160 shares available for grant.

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

The following options to purchase the Company’s common shares were outstanding under the Plan on December 31, 2002.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding As of 12/31/2002	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Exercisable As of 12/31/2002	Weighted-Average Exercise Price
$ 5.01 – $20.00	91,928	3.4	$12.43	91,928	$12.43
$20.01 – $25.00	921,465	5.1	$21.35	711,480	$21.27
$25.01 – $30.00	1,443,389	8.5	$28.71	325,408	$28.31
$30.01 – $35.00	1,736,008	3.1	$34.38	1,112,564	$34.51
$35.01 – $40.00	1,578,669	7.7	$35.74	342,667	$35.83
$40.01 – $50.00	188,216	7.0	$42.23	133,440	$42.29

	5,959,675	5.8	$29.66	2,717,487	$30.10

A summary of the Company’s stock option activity for the years ended December 31, 2002, 2001 and 2000, is as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Shares	Weighted Average per Share Exercise Price	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	5,807,400	$29.66	6,714,502	$26.44
Granted	1,389,370	$31.83	1,088,340	$34.86
Exercised	(1,040,519)	$23.15	(1,890,479)	$20.95
Forfeited	(196,576)	$31.06	(104,963)	$32.57

Outstanding at end of year	5,959,675	$31.26	5,807,400	$29.66

Options exercisable at year end	2,717,487	$30.10	2,942,582	$27.78

	Year Ended December 31, 2000
	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	5,758,077	$25.05
Granted	1,306,775	$30.00
Exercised	(178,135)	$18.43
Forfeited	(172,215)	$29.45

Outstanding at end of year	6,714,502	$26.44

Options exercisable at year end	3,963,024	$24.79

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Because the exercise price of the Company’s employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock Based Compensation” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 36%, 35% and 36%, weighted-average risk-free interest rates of 3.0%, 4.80% and 5.23%, and weighted-average expected lives of 6.0, 5.8 and 5.5 years.

No options were granted at greater than market value in 2002, 2001, and 2000. The weighted average per share fair value of options granted at market value was $12.87 in 2002, $17.16 in 2001, and $15.29 in 2000. The weighted average exercise price of options granted in 2002, 2001, and 2000 was $31.83, $34.86, and $30.00, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share follows (in thousands except for earnings per share information):

	2002	2001	2000
Pro forma net earnings	$87,097	$108,323	$116,824
Pro forma earnings per share, basic	$1.64	$2.02	$2.14
Pro forma earnings per share, diluted	$1.62	$1.99	$2.11

The pro forma effects in 2002, 2001, and 2000 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(10) STOCK COMPENSATION PLANS

The following summarizes the Company’s stock compensation plans:

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives in lieu of or as a supplement to a cash raise, to employees as an award, and to non-employee, non-affiliated directors as a portion of their fee. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to an employment agreement between the Company and its then Chief Operating Officer, Alan F. Schultz, 11,250 shares of restricted stock were issued to Mr. Schultz annually in January 1996, 1997 and 1998, respectively, with each grant vesting ratably from date of grant over a three-year period. The expense related to the aggregate of such restricted stock was recognized on the straight-line method over the aggregate vesting period. Such pre-tax expense was approximately $94,000 and $94,000 for the years ended December 31, 2001, and 2000, respectively.

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

In addition, several executives received restricted stock grants totaling 39,000 shares in 1998 vesting over a three-year period. The expense related to this plan is recognized over the vesting period and was approximately $321,000 for the year ended December 31, 2000. Also during 2002, 2001 and 2000, a portion of the total payments to the outside directors was paid in restricted stock from this plan, with a total value of approximately $125,000, $120,000, and $124,500, respectively.

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executive officers. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to employment agreements between the Company and certain executives, 36,000 shares, 40,500 shares and 65,250 shares of restricted stock were issued to such executives in 2002, 2001, and 2000, respectively. In addition, shares were also issued to other executives in 2001 and 2000 in the amounts of 7,000 shares and 11,250 shares, respectively. Pre-tax compensation expense related to the plan for years ended December 31, 2002, 2001 and 2000 was approximately $1.7 million, $2.2 million and $1.5 million, respectively.

Employee Stock Purchase Plan

All full-time employees are eligible to participate in the Company’s Employee Stock Purchase Plan. The plan provides that participants may authorize Valassis to withhold a portion of earnings to be used to purchase the Company’s common stock at prevailing market prices. Under the plan, Valassis contributed on behalf of each participant 25% of the participant’s contributions during the year. The value of the Company’s stock contributed by the Company and expensed totaled approximately $86,000, $101,000, and $210,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

401(k) Plan

The Company’s 401(k) Plan includes a 25% match, payable in the Company’s stock, on each participant’s annual contributions to the Plan that are invested in Company stock at the end of the year. The expense related to this plan for the years ended December 31, 2002, 2001 and 2000 was approximately $251,000, $300,000, and $228,000, respectively.

(11) DIVIDENDS

On June 21, 1993, the Company suspended its policy of paying quarterly cash dividends.

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

(12) DISPOSALS

The Company discontinued the business and related products and services of The Net’s Best in 2000. As a result, goodwill totaling $4.0 million was written off.

(13) ACQUISITIONS AND INVESTMENTS

On August 11, 2000, the Company acquired 80% of the outstanding membership interest in PreVision Marketing, LLC for $30 million cash and approximately $5 million in restricted stock. PreVision is a customer relationship marketing firm specializing in one-to-one marketing, customer retention and customer acquisition. The acquisition of PreVision Marketing was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for PreVision have been included in the Company’s financial statements since the date of acquisition. The purchase agreement executed in connection with this transaction also contains additional payments contingent on the future earnings performance of PreVision Marketing. Based upon the financial results for the year ended December 31, 2001 for PreVision Marketing, the Company paid an additional $8.0 million in 2002. This amount is included in goodwill in the accompanying consolidated balance sheet. Additional contingent payments of $22 million may be earned over the next year based on achieving certain earnings targets.

The Company owned approximately 50% of Save.com. At December 31, 2000, the Company had notes receivable in the amount of $10.3 million from Save.com due July 2002. The notes bore interest at 10% and 8% annually. Since Valassis was the sole financing source for Save.com, 100% of Save.com’s losses were recognized in 2000 to the extent of the outstanding loan balances, resulting in a reserve of $10.3 million. In addition, the Company had a commitment to fund Save.com $2.9 million in 2001. The Company also had an investment in Independent Delivery Services (“IDS”) of $1.0 million along with a receivable from and a commitment to IDS of $2.2 million and $.8 million, respectively. Due to the deterioration of Save.com’s and IDS’s financial condition in 2000, the uncertainty in the public markets regarding Internet startups, and the difficulty Save.com and IDS had securing additional financial backing, the Company fully reserved against the investments, receivables and commitments with these companies at December 31, 2000.

During September, 2001, the Company took a one-time charge of $6.8 million relating to the closedown of Save.com and resulting restructuring costs, which includes certain severance costs included in SG&A.

On July 1, 2002, the Company exercised its option to acquire the remaining shares of Relationship Marketing Group, Inc. (“RMG”) for $4.5 million. As a result, the Company’s interest in VRMS was increased to approximately 89%. Effective July 1, 2002, the Company’s consolidated financials include the financials of VRMS. An additional reclassification was made on the Company’s balance sheet for $31.1 million from “Equity Investments and Advances to Investees” to “Goodwill” for previous investments in VRMS. In March 2003, the Company acquired the remaining 11% of VRMS for $1.0 million.

During the fourth quarter of 2002, the Company identified indicators of possible impairment of its recorded goodwill and recorded a write off of $51.3 million related to VRMS and PreVision. See Note 3 for additional disclosures.

During December 2002, the Company wrote off $4.0 million of its 7% interest in an internet couponing business based on the valuation implied during the investment’s most recent round of financing. The Company has a remaining $3.5 million balance on this investment. The $4.0 million charge is included in “Writedown of Impaired Assets” on the consolidated statements of income.

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

(14) SEGMENT REPORTING

The Company has three reportable segments, Free-standing inserts (FSIs), Cluster targeted products and Customer Relationship Marketing, and two segments which do not meet the quantitative threshold for reporting separately, ROP and Promotion Watch. These segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before taxes. Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

	Year Ended December 31,
	FSI	Cluster Targeted	Customer Relationship Marketing		All Others*	Total
	(in millions)
2002
Revenues from external customers	$575.8	$198.5	$33.6		$44.4	$852.3
Intersegment revenues	$—	$—	$—		$—	$—
Depreciation/amortization	$10.6	$2.0	0.2		$0.1	$12.9
Segment profit (loss)	$182.3	$20.5	$(57.2	)(1)	$2.9	$148.5

2001
Revenues from external customers	$579.2	$197.1	$34.9		$36.3	$847.5
Intersegment revenues	$—	$—	$—		$—	$—
Depreciation/amortization	$9.7	$2.0	$2.0		$—	$13.7
Segment profit (loss)	$171.7	$19.8	$(3.4)		$(2.4)	$185.7

2000
Revenues from external customers	$603.0	$191.6	$12.4		$28.7	$835.7
Intersegment revenues	$—	$—	$—		$—	$—
Depreciation/amortization	$8.6	$2.0	$0.6		$0.1	$11.3
Segment profit (loss)	$169.5	$26.3	$(6.8)		$(14.3)	$174.7

*	Segments below the quantitative thresholds are primarily attributable to two segments of the Company. Those include a run-of-press business and a promotion security service. None of these segments has met any of the quantitative thresholds for determining reportable segments.

(1)	Includes $51.3 million impairment of goodwill charges for VRMS and PreVision.

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	Year Ended December 31,
	2002	2001	2000
Revenues for reportable segments	$807.9	$811.2	$807.0
Revenues for other segments	44.4	36.3	28.7
Other income	0.7	2.0	27.4

Total consolidated revenues	$853.0	$849.5	$863.1

Profit for reportable segments	$145.6	$188.1	$189.0
Loss for other segments	2.9	(2.4)	(14.3)
Unallocated amounts:
Other income	0.7	2.0	27.4

Earnings before taxes	$149.2	$187.7	$202.1

Domestic and foreign revenues for each of the three years ended December 31 were as follows:

	2002	2001	2000
United States	$847.9	$844.4	$856.6
Canada	5.1	5.1	6.5

	$853.0	$849.5	$863.1

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

(15) EARNINGS PER SHARE

Earnings per common share (“EPS”) data was computed as follows:

	Year Ended December 31,
	2002	2001	2000
Net earnings	$95,254	$117,859	$125,699

Basic EPS:
Weighted average common shares outstanding	53,196	53,593	54,587

Earnings (loss) per common share—basic
Before extraordinary item	$1.79	$2.22	$2.30
Extraordinary item	—	(0.02)	—

Total	$1.79	$2.20	$2.30

Diluted EPS:
Weighted average common shares outstanding	53,196	53,593	54,587
Shares issued on exercise of dilutive options	5,475	3,056	4,575
Shares purchased with proceeds of options	(5,020)	(2,277)	(3,734)
Shares contingently issuable	101	34	50

Shares applicable to diluted earnings	53,752	54,406	55,478

Earnings (loss) per common share—diluted
Before extraordinary item	$1.77	$2.19	$2.27
Extraordinary item	—	(0.02)	—

Net earnings per common share, diluted	$1.77	$2.17	$2.27

Unexercised employee stock options to purchase 1,481,316 shares, 2,275,563 shares, and 2,307,620 shares of the Company’s common stock as of December 31, 2002, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

VALASSIS COMMUNICATION, INC.

Notes to Consolidated Financial Statements

(16) REVERSE REPURCHASE AGREEMENT

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

(17) SUBSEQUENT EVENT

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH Marketing Services, Inc. (“NCH”) for $60.0 million, paid for out of existing cash on hand. NCH is a coupon processing and promotion information management company in the United States and worldwide. NCH had unaudited sales of $72 million for the twelve months ended December 31, 2002. The acquisition will be accounted for using the purchase method of accounting per SFAS No. 141. The Company is currently in the process of determining the allocation of the purchase price to identifiable assets, liabilities and associated goodwill.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) at December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

DELOITTE & TOUCHE LLP

Detroit, Michigan

February 14, 2003

Item 9. Changes and disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is set forth in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is set forth in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Controls and Procedures

Within the 90 days prior to the filing of the Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

Independent Auditors’ Report

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2002, 2001 and 2000.

Schedule	Page
II Valuation and Qualifying Accounts	S-2

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

No Reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.

By:	/s/ ALAN F. SCHULTZ	March 24, 2003
	Alan F. Schultz President and Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN F. SCHULTZ Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2003

/s/ PATRICK F. BRENNAN Patrick F. Brennan	Director	March 24, 2003

/s/ KENNETH V. DARISH Kenneth V. Darish	Director	March 24, 2003

/s/ SETH GOLDSTEIN Seth Goldstein	Director	March 24, 2003

/s/ BARRY P. HOFFMAN Barry P. Hoffman	General Counsel and Director	March 24, 2003

/s/ WALTER H. KU Walter H. Ku	Director	March 24, 2003

/s/ ROBERT L. RECCHIA Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 24, 2003

/s/ MARCELLA A. SAMPSON Marcella A. Sampson	Director	March 24, 2003

/S/ FAITH WHITTLESEY Faith Whittlesey	Director	March 24, 2003

CERTIFICATION

I, Alan F. Schultz, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Valassis Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ ALAN F. SCHULTZ
Alan F. Schultz Chief Executive Officer

CERTIFICATION

I, Robert L. Recchia, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Valassis Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ ROBERT L. RECCHIA
Robert L. Recchia Chief Financial Officer

Schedule II

VALASSIS COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended December 31, 2002	1,051	1,660	591	2,120
Year Ended December 31, 2001	1,322	1,800	2,071	1,051
Year Ended December 31, 2000	1,386	1,208	1,272	1,322

(1)	Accounts deemed to be uncollectible.

Exhibit Number

2.1

Stock Purchase Agreement by and among Valassis Communications, Inc., Valassis Coupon Clearing, Inc., as Buyer and NCH Stockholders, collectively, as Sellers and NCH Marketing Services, Inc. dated February 13, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 21, 2003)

3.1	Restated Certificate of Incorporation of Valassis Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-45189)

3.2	Amended and Restated By-laws of Valassis Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-45189)

3.2(a)	Amended and Restated By-laws of Valassis Communications, Inc. (incorporated by reference to Exhibit 3 (ii) to the Company’s Form 10-Q for the period ended March 31, 1999)

4.1

Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the Zero Coupon Convertible Senior Notes Due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-65824))

4.2

Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6  5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No.

333-75041)

4.2(a)	First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to the Company’s Registration Statement No. 333-75041)

4.4

Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to the Company’s Form 8-K filed on September 23, 1999)

10.3*

Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement No. 33-45189)

10.3(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to the Company’s 1995 Form 10-K)

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to the Company’s 1996 Form 10-K)

10.3	(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to the Company’s 1998 Form 10-K)

10.3	(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to the Company’s 1999 Form 10-K)

10.3	(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to the Company’s 2000 Form 10-K)

10.3	(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to the Company’s 2001 Form 10-K)

10.3	(g)*

Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3(g) to the Company’s Form 10-Q for the period ended

June 30, 2002)

10.4	*

Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-45189)

10.4	(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to the Company’s 1995 Form 10-K)

10.4	(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to the Company’s 1997 Form 10-K)

10.4	(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to the Company’s 1998 Form 10-K)

10.4	(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to the Company’s 1999 Form 10-K)

10.4	(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to the Company’s 2000 Form 10-K)

10.4	(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to the Company’s 2001 Form 10-K)

10.4	(g)*

This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.4(g) to the Company’s Form 10-Q for the period ended

June 30, 2002)

10.5	*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to the Company’s 1998 Form 10.K)

10.5	(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to the Company’s 1998 Form 10-K)

10.5	(b)*

Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to the Company’s 1998 Form 10-K)

10.5	(c)*

Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to the Company’s 1998 Form 10-K)

10.5	(d)*

Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to the Company’s 1998 Form 10-K)

10.5	(e)*

Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to the Company’s 1998 Form 10-K)

10.5	(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to the Company’s 1999 Form 10-K)

10.5	(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to the Company’s 2000 Form 10-K)

10.5	(h)	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to the Company’s 2001 Form 10-K)

10.5	(i)*

This Amendment to Employment Agreement is made May 13, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(i) to the Company’s Form 10-Q for the period ended

June 30, 2002)

10.5	(j)*

This Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich(incorporated by reference to Exhibit 10.5(g) to the Company’s Form 10-Q for the period ended

June 30, 2002)

10.7		Valassis Inserts, Inc. Employees’ 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-45189)

10.7	(a)	First Amendment of the Valassis Communications, Inc. Employees’ 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.9(a) to the Company’s 1995 Form 10-K)

10.8	Valassis Inserts, Inc. Employees’ Profit Sharing Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-45189)

10.8(a)	First Amendment of the Valassis Communications, Inc. Employees’ Profit Sharing Plan (incorporated by reference to Exhibit 10.10(a) to the Company’s 1995 Form 10-K)

10.9	Valassis Inserts, Inc. Plant Employees Pension Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement No. 33-45189)

10.11*	Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement No. 33-45189)

10.11(a)*

Amendment to Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form 10-K for the transition period of July 1, 1994 to

December 31, 1994)

10.11(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to the Company’s 1995 Form 10-K)

10.11(c)*

Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated

September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10.11(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to the Company’s 1999 Form 10-K)

10.11(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to the Company’s 2000 Form 10-K)

10.11(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to the Company’s 2001 Form 10-K)

10.11(g)*

This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.11(g) to the Company’s Form 10-Q for the period ended

June 30, 2002)

10.12*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 16, 2001)

10.14	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 1996)

10.15	*	Amended and Restated Executive Restricted Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 25, 1996)

10.17	*	Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 25, 1996)

10.18	*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement dated April 25, 1996)

10.22		Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s 1998 Form 10-K)

10.23

Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis Communications, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.24		Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the period ended June 30, 2002)

10.24(a)*

First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.25

Credit Agreement dated as of November 1, 2002 among Valassis Communications, Inc. and various financial institutions and Standard Federal Bank, N.A., as Administrative Agent and Lead Arranger with Harris Trust and Savings Bank, as Syndication Agent and Comerica Bank, as Documentation Agent (incorporated by reference to Exhibit 10.3(g) to the Company’s September 30, 2002 10-Q)

10.26	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 15, 2002)

10.27	Valassis Communications, Inc. Broad-Based Incentive Plan

12.1	Statements of Computation of Ratios

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Auditors

99	Rights Agreement dated as of September 1, 1999 by and between the Company and the Bank of New York (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-A 12B/A filed on November 8, 1999)

99.1	Section 906 Certification from Alan F. Schultz

99.2	Section 906 Certification from Robert L. Recchia

*Constitutes a management contract or compensatory plan or arrangement.