Form 10-Q
period 2003-03-31
VALASSIS COMMUNICATIONS INC
filed 2003-05-15
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-10991

VALASSIS COMMUNICATIONS, INC.

(Exact Name of Registrant

as Specified in its Charter)

Delaware	38-2760940
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

19975 Victor Parkway

Livonia, Michigan 48152

(address of principal executive offices)

Registrant’s Telephone Number: (734) 591-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒        No  ☐

As of May 12, 2003, there were 52,015,584 shares of the Registrant’s Common Stock outstanding.

Part I—Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands)

Assets	March 31, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$67,906	$97,156
Accounts receivable (less allowance for doubtful accounts of $3,057 at March 31, 2003 and $2,120 at December 31, 2002)	176,773	114,248
Inventories:
Raw materials	11,270	9,791
Work in progress	11,072	11,258
Prepaid expenses and other	13,638	6,971
Deferred income taxes	5,005	2,223
Refundable income taxes	—	329

Total current assets	285,664	241,976

Property, plant and equipment, at cost:
Land and buildings	40,761	27,968
Machinery and equipment	126,627	120,215
Office furniture and equipment	46,937	37,373
Automobiles	1,069	1,069
Leasehold improvements	2,934	1,997

	218,328	188,622
Less accumulated depreciation and amortization	(129,834)	(121,883)

Net property, plant and equipment	88,494	66,739

Intangible assets:
Goodwill	166,993	101,764
Other intangibles	34,555	34,555

	201,548	136,319
Less accumulated amortization	(73,672)	(73,619)

Net intangible assets	127,876	62,700

Equity investments and advances to investees	3,781	3,781
Other assets	4,870	2,821
Deferred income taxes	9,733	8,062

Total assets	$520,418	$386,079

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(dollars in thousands, except per share data)

Liabilities and Stockholders’ Deficit	March 31, 2003	December 31, 2002
	(unaudited)
Current liabilities:
Accounts payable	$162,601	$86,097
Accrued interest	1,419	3,063
Accrued expenses	40,217	38,913
Progress billings	41,951	33,721
Income taxes payable	12,530	—

Total current liabilities	258,718	161,794

Long-term debt	258,213	257,280
Other non-current liabilities	8,019	292

Commitments and contingencies
Stockholders’ deficit:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2003 and December 31, 2002
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,079,604 at March 31, 2003 and 63,087,398 at December 31, 2002; outstanding 52,012,617 at March 31, 2003 and 51,995,132 at December 31, 2002	631	630
Additional paid-in capital	35,916	34,640
Deferred compensation	(1,547)	(771)
Retained earnings	313,101	287,076
Accumulated other comprehensive gain/(loss)	1,129	(507)

Treasury stock, at cost (11,066,987 shares at March 31, 2003 and 11,092,266 shares at December 31, 2002)	(353,762)	(354,355)

Total stockholders’ deficit	(4,532)	(33,287)

Total liabilities and stockholders’ deficit	$520,418	$386,079

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2003	March 31, 2002
Revenues	$205,045	$203,772
Costs and expenses:
Cost of products sold	134,501	126,816
Selling, general and administrative	27,255	22,229
Loss on investments	—	1,031

Total costs and expenses	161,756	150,076

Earnings from operations	43,289	53,696
Other expenses and income:
Interest expense	3,341	3,222
Other (income) and expenses	(902)	(1,003)

Total other expenses and income	2,439	2,219

Earnings before income taxes	40,850	51,477
Income taxes	14,825	18,900

Net earnings	$26,025	$32,577

Net earnings per common share, basic	$0.50	$0.60

Net earnings per common share, diluted	$0.50	$0.60

Shares used in computing net earnings per share, basic	52,012,242	53,876,265

Shares used in computing net earnings per share, diluted	52,198,668	54,526,871

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net earnings	$26,025	$32,577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,706	2,597
Amortization of bond discount	933	1,150
Provision for losses on accounts receivable	256	381
Gain on sale of property, plant and equipment	(590)	(806)
Losses on equity investments	—	1,031
Stock-based compensation charge	392	490
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	15,527	19,295
Inventories	(1,293)	7,566
Prepaid expenses and other	(4,512)	(814)
Other liabilities	3,218	—
Other assets	(1,396)	281
Accounts payable	(24,715)	(13,156)
Accrued expenses and interest	(14,765)	(4,210)
Income taxes	9,828	18,946
Progress billings	8,230	(7,917)

Total adjustments	(5,181)	24,834

Net cash provided by operating activities	20,844	57,411

Cash flows from investing activities:
Additions to property, plant and equipment	(7,249)	(9,488)
Proceeds from sale of property, plant and equipment	817	934
Investments in and advances to affiliated companies	—	(4,907)
Acquisition of remaining interest of VRMS	(1,000)	—
Acquisition of NCH, net of cash	(44,998)
Payments of additional purchase price for acquisition of PreVision	—	(8,000)
Other	8	—

Net cash used in investing activities	(52,422)	(21,461)

Cash flows from financing activities:
Net payments under revolving line of credit	—	(2,600)
Repurchase of common stock	(18)	(21,376)
Proceeds from the issuance of common stock	718	15,817

Net cash provided/(used) in financing activities	700	(8,159)

Effect of exchange rate changes on cash	1,628	(53)
Net (decrease)/increase in cash	(29,250)	27,738
Cash at beginning of period	97,156	10,615

Cash at end of period	$67,906	$38,353

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,985	$3,393
Cash paid during the period for income taxes	$1,892	$9
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,094	$1,121

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts for 2002 have been reclassified to conform to current period classifications.

2.	Stock Based Compensation

The following table reconciles reported net income to pro forma net income as if the Company accounted for its stock options under the fair value method of SFAS No. 123

	Quarter Ending March 31,
	2003	2002
	(in thousands)
Net income, as reported	$26,025	$32,577
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	250	358
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards granted since January 1, 1995, net of related
tax effects	(2,239)	(2,397)

Pro forma net income	$24,036	$30,538

Earnings per share:
Basic—as reported	$0.50	$0.60
Basic—pro forma	$0.46	$0.57
Diluted—as reported	$0.50	$0.60
Diluted—pro forma	$0.46	$0.56

3.	Acquisitions

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH Marketing Services, Inc. (“NCH”) for $59.3 million cash, paid for out of existing cash on hand. NCH is the premier coupon processing and promotion information management company in the United States and worldwide. The combined product and services base of NCH and the Company allows the Company to provide integrated marketing solutions to our customs on a global basis. NCH had sales of $72.3 million for the twelve months ended December 31, 2002. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141. The Company is currently in the process of analyzing the fair value of assets purchased. Upon completion, the Company will finalize the purchase accounting entries and associated goodwill.

The Condensed Consolidated Balance Sheet as of March 31, 2003 includes the assets, liabilities and accumulated other comprehensive gain of NCH. The Condensed Consolidated Statement of Income includes the financial results of NCH from February 14, 2003 to March 31, 2003. The financial results of NCH were not considered material for purposes of pro forma disclosure. Revenues consist primarily of processing fees for coupon audit and analysis, data and information management, data analytics, trade marketing programs, and the management and disbursement of customer funds for coupon administration. The Company does not recognize revenue, or cost of services, for the face value of coupons processed. Once coupon processing has been completed, fee revenues are recognized.

NCH’s principal executive offices are located in a leased office complex in Deerfield, Illinois. NCH owns and operates four production facilities: 279,000 square feet in Laredo, Mexico; 233,000 square feet in Juarez, Mexico; 233,000 square feet in Delicias, Mexico; and 28,000 square feet in Corby, England. NCH also owns a 29,000 square foot office facility and a 25,000 square foot warehouse in Corby, England. Additionally, NCH leases sales offices and production facilities in Laredo and El Paso, Texas; Milan, Italy; Aranjuez, Spain; Paris, France; and Hamburg, Germany.

The Company, after the acquisition of NCH, has minimum rental payments required under non-cancelable operating leases as of March 31, 2003 as follows:

Year Ending December 31,	(in thousands)
2003	$7,675
2004	7,478
2005	7,153
2006	6,736
2007	6,003
Thereafter	17,530

$52,575

4.	Foreign Currency and Derivative Financial Instruments

The functional currencies for the Company’s foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis.

Currencies to which the Company has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on the Company’s cash flows, liquidity, or capital resources. The Company typically purchases the Mexican peso under three to six-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, the Company’s Mexican Peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2003, the Company recorded an unrealized market value loss of $8,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. The Company had a commitment to purchase $3.7 million in Mexican pesos over the next three months at March 31, 2003.

5.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 as of January 1, 2003, and it did not have an effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position or results of operations.

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

6.	Goodwill and Other Intangibles

Intangible assets as of March 31, 2003 are comprised of (dollars in thousands):

	Intangible Assets, at Cost	Accumulated Amortization at Mar. 31, 2003	Cumulative Impairment Loss Recognized at Mar. 31, 2003	Unamortized Balance at Mar. 31, 2003	Weighted Average Useful Life (in years)
Amortizable intangible assets	$2,455	$(868)	$—	$1,587	10.7
Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)	—	18,257
Cluster-Targeted	4,195	(209)	—	3,986
1 to 1 Solutions	80,870	(2,432)	(51,300)	27,138
International & Services	64,228	—	—	64,228
ROP	3,599	(2,260)	—	1,339
The Valassis name and other	32,100	(20,759)	—	11,341

Total non-amortizable intangible assets	$250,393	$(72,804)	$(51,300)	$126,289

Total	$252,848	$(73,672)	$(51,300)	$127,876

On February 13, 2003, the Company acquired 100% of the capital stock of NCH for $59.3 million. While the Company is in the process of completing its purchase accounting, the goodwill associated with the NCH acquisition is $64.2 million as of March 31, 2003.

7.	Contingencies

On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company’s newspaper delivered sampling business. On April 5, 2002, after a series of post-trial motions, the Court granted remittitur and entered a total judgment of approximately $5.4 million. On August 30, 2002, the Court vacated its judgment after remittitur and ordered a new trial on damages. Liability against Sunflower Group is established. A reasonable estimation of the Company’s ultimate recovery can not be made at this time and the Company has not recorded any amount in its financial statements.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

8.	Segment Reporting

The Company has five reportable segments: Free-Standing Inserts (FSIs), Cluster-Targeted Products, 1 to 1 Solutions, International & Services and ROP. These segments are strategic business units that offer different products and services and are subject to regular review by the Company’s chief operating decision makers. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

(in millions)	Three Months Ended March 31,
	FSI	ROP	Cluster- Targeted	1 to 1 Solutions	International & Services	Total
2003
Revenues from external customers	$127.7	$7.6	$45.8	$10.4	$13.5	$205.0
Intersegment revenues	$—	$—	$—	$0.5	$—	$0.5
Depreciation/amortization	$2.3	$—	$0.5	$0.4	$0.4	$3.6
Segment profit (loss)	$40.7	$0.5	$2.4	$(1.0)	$0.7	$43.3
2002
Revenues from external customers	$147.3	$8.7	$37.8	$7.7	$2.3	$203.8
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$1.8	$—	$0.5	$0.3	$—	$2.6
Segment profit (loss)	$49.3	$1.0	$3.9	$(0.6)	$0.1	$53.7

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended March 31,
	2003	2002
Profit for reportable segments	$43.3	$53.7
Unallocated amounts:
Interest (expense)	(3.3)	(3.2)
Other income and (expenses)	0.9	1.0

Earnings before taxes	$40.9	$51.5

Domestic and foreign revenues for each of the three-month periods ended March 31 were as follows:

	2003	2002
United States	$197.9	$202.7
Foreign	7.1	1.1

Total	$205.0	$203.8

9.	Earnings Per Share

Earnings per common share (“EPS”) data were computed as follows:

	Three Months Ended March 31,
	2003	2002
Net Earnings	$26,025	$32,577

Basic EPS:
Weighted average common shares outstanding	52,012	53,876

Earnings per common share—basic	$0.50	$0.60

Diluted EPS:
Weighted average common shares outstanding	52,012	53,876
Weighted average shares purchased on exercise of dilutive options	1,121	5,366
Shares purchased with proceeds of options	(1,018)	(4,731)
Shares contingently issuable	83	16

Shares applicable to diluted earnings	52,198	54,527

Earnings per common share—diluted	$0.50	$0.60

Unexercised employee stock options to purchase 4,971,905 shares of the Company’s common stock as of March 31, 2003 were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of the Company’s common stock during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook” and elsewhere in this report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from the Company’s existing competitors; new competitors in any of the Company’s businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in the Company’s paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; or changes which affect the businesses of our customers and lead to reduced sales promotion spending. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Valassis leads the marketing services industry by connecting people to brands through our wide range of products and services. We are committed to providing innovative, integrated marketing solutions to maximize the efficiencies and effectiveness of promotions of our customers in a wide range of industries. The Company has five reportable segments: Free-standing inserts (FSI), Run-of-press (ROP), Cluster-targeted products, 1 to 1 Solutions and International and Services.

Results of Operations

Three Months Ended March 31, 2003 and March 31, 2002

Revenues increased 0.6% to $205.0 million for the first quarter of 2003 from $203.8 million for the first quarter of 2002. Free-standing insert (FSI) revenues were $127.7 million for the quarter ended March 31, 2003, down 13.2% from the same quarter last year. The decrease is primarily due to loss in market share, as well as a decline in pricing as the Company attempts to normalize market share. Revenues for cluster-targeted products increased 21.2% to $45.8 million for the quarter. The increase is attributed to an expanding customer base and an increase in customer new product introductions. Revenues included $7.6 million in ROP (run-of-press) sales; 1 to 1 Solutions revenue of $10.4 million, a 35.1% increase from the first quarter 2002 primarily due to the consolidation of VRMS; and International and Services revenue of $13.5 million which includes the revenue of NCH as of February 14, 2003.

Gross profit margin decreased to 34.4% in the first quarter of 2003, down from 37.8% in the first quarter of 2002. The decrease is largely due to declining prices and market share in the FSI market, as well as, a change in the mix of revenues from FSI to Cluster-targeted and 1 to 1 Solutions products, which command lower margins. This negative impact was partially offset by reduced paper costs. The Company has successfully placed the majority of its paper requirements under multi-year contracts, providing long-term cost stability.

Selling, general and administrative expenses increased 22.6% from $22.2 million in the first quarter of 2002 to $27.3 million in the first quarter of 2003. This increase is primarily the result of the consolidation of the financial results of both NCH and VRMS.

Earnings were $26.0 million for the first quarter of 2003 versus $32.6 million for the same period last year. Earnings decreased primarily as the result of a loss in market share and declining prices in the FSI market as well as a shift in revenues to lower margin products.

Financial Condition, Liquidity and Sources of Capital

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

Cash and cash equivalents totaled $67.9 million at March 31, 2003 versus $97.2 million at December 31, 2002. This was the result of cash provided by operating and financing activities of $20.8 million and $700,000, respectively, and cash used in investing activities of $52.4 million during the first quarter of 2003.

Cash flow provided by operating activities decreased to $20.8 million for the quarter ended March 31, 2003, primarily due to the negative working capital position required by NCH’s operations.

Net cash used in investing activities was $50.8 million. The Company paid $59.3 million ($45.0 million, net of cash acquired) for the purchase of NCH in the first quarter of 2003. The Company also paid $1.0 million for the remaining minority interest of VRMS during the first quarter of 2003.

Cash flow provided from financing activities was $700,000 as compared to cash used from financing activities of $8.2 million in the first quarter of 2002. The increase was primarily attributable to less shares repurchased in the first quarter of 2003 due to the NCH acquisition.

As of March 31, 2003, the Company’s debt balance is $258.2 million, which consists of $100.0 million of its 6-5/8% Senior Notes due 2009 and $158.2 million of Zero Coupon Convertible Notes due 2021 (the “Convertible Notes”). The Company maintains a $125 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the “Banks”) with Standard Federal Bank, N.A. acting as Agent for the Banks (the “Revolving Credit Agreement”.) The Revolving Credit Agreement matures in November 2006 and contains a provision whereby the Company may request an increase in the line of credit to up to $175 million.

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

As of March 31, 2003, the Company had authorization to repurchase an additional 1.9 million shares of its common stock under its existing share repurchase program.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures

Capital expenditures were $7.2 million for the three-month period ended March 31, 2003 largely representing the addition of a new printing press. Management expects future capital expenditure requirements of approximately $18 million over each of the next three to five years to meet increased capacity needs and to replace or rebuild equipment as required. It is expected that equipment will be purchased using funds provided by operations.

Business Outlook

The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

•	FSI revenues are expected to be down 12%–16% for the year, due primarily to a reduction in market share and resultant slight decline in price. FSI margin percentage is projected to be down only slightly, due to efficiencies driven by a reduction in the 2003 published date schedule, which will include 40 dates, versus 45 in 2002. The Company expects that it will publish more than 8 custom co-ops (FSIs sponsored by a single corporation) in 2003. FSI circulation is expected to remain flat with 2002.

•	ROP revenues are expected to be up 10%–15% for the year, due to additional sales resources that have been added and are successfully in place.

•	Annual cluster targeted product revenues are expected to be up 10%–15% for 2003. Solo insert revenue is projected to increase due to an expanded customer base. Polybag sampling/advertising is expected to grow as a result of more new client product introductions.

•	One-to-one revenues are expected to be up 25%–30% for 2003.

•	FSI cost of goods sold on a unit basis, is expected to be down by a low single-digit percentage for the year. The Company has placed over 85% of its FSI paper requirements for the year under long term contracts, providing a stable cost environment for this commodity.

•	Free cash flow is projected to be between $100 million–$110 million for the year. Capital expenditures will be approximately $18 million.

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

Impairment of Long-Lived Assets —Long-lived assets historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. As described in Note 3, “Adoption of SFAS No. 141 and 142” of this Form 10-Q, the accounting treatment for goodwill and other intangible assets changed effective January 1, 2002.

Revenue Recognition—Revenue for newspaper-delivered promotions is recognized in the period the product is distributed in the newspaper. In accordance with industry practice, the Company generally pre-bills FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Products and services not distributed via newspaper are recognized in revenue when the product is shipped or the service is performed. Revenues for processing coupons for payment does not include the face value of coupons processed. Once coupon processing has been completed, fee revenues are recognized.

Stock Compensation—The Company grants stock options to its employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. The Company accounts for all options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and makes various estimates used in calculating the pro forma results as required by SFAS No. 123.

Derivative Financial Instruments—The Company typically purchases the Mexican peso under three to six-month forward foreign exchange contracts to stabilize the cost of production in Mexico. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, the Company’s Mexican Peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed.

Other Matters—The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries.

Interest Rates

The Company has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the quarter ended March 31, 2003, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

Foreign Currency

Currencies to which the Company has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on the Company’s cash flows, liquidity, or capital resources. The Company typically purchases the Mexican peso under three to six-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, the Company’s Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2003, the Company recorded an unrealized market value loss of $8,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. The Company has a commitment to purchase $3.7 million in Mexican pesos over the next three months at March 31, 2003.

Item 4. Controls and Procedures

Within the 90 days prior to the filing of the Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Exchange Acct Rule 13a-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II—Other Information

Item 1. Legal Proceedings

On July 27, 2001 a federal court jury returned a verdict against Dennis D. Garberg & Associates, Inc. d/b/a The Sunflower Group (Sunflower) awarding the Company $16.6 million which included damages for past and future lost profits. The lawsuit, brought by the Company against Sunflower in February of 1999, asserted that Sunflower wrongfully obtained proprietary information from the Company’s newspaper delivered sampling business. On April 5, 2002, after a series of post-trial motions, the Court granted remittitur and entered a total judgment of approximately $5.4 million. On August 30, 2002, the Court vacated its judgment after remittitur and ordered a new trial on damages. Liability against Sunflower Group is established. A reasonable estimation of the Company’s ultimate recovery can not be made at this time and the Company has not recorded any amount in its financial statements.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 5. Other Information

Under section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the first quarter of 2003 by the Company’s Audit Committee to be performed by Deloitte & Touche LLP, the Company’s external independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarterly period covered by this filing, the Audit Committee approved the engagement of Deloitte & Touche LLP for the following non-audit services: (1) tax consultation relating to the NCH transaction; (2) review of Federal and State tax returns for the Company and its subsidiaries; and (3) consulting relating to various state tax matters. These services have been approved in accord with a pre-approval from the Audit Committee.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

99.1 Section 906 Certification from Alan F. Schultz

99.2 Section 906 Certification from Robert L. Recchia

b.	Form 8-K

(1) The Company filed a report on Form 8-K, dated February 13, 2003, announcing that it purchased 100% of the capital stock of NCH Marketing Services, Inc.

(2)         The Company filed a report on Form 8-K/A, dated April 29, 2003, containing the required financial statements and unaudited combined pro forma financial information related to the purchase of NCH Marketing Services, Inc.

(3) The Company filed a report on Form 8-K, dated May 1, 2003, announcing its financial results for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003

VALASSIS COMMUNICATIONS, INC. (Registrant)

By:	/S/ ROBERT L. RECCHIA
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Robert L. Recchia
Robert L. Recchia Chief Financial Officer