Form 10-Q
period 2003-06-30
VALASSIS COMMUNICATIONS INC
filed 2003-08-14
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-10991

VALASSIS COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	38-2760940
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

19975 Victor Parkway

Livonia, Michigan 48152

(address of principal executive offices)

Registrant’s Telephone Number: (734) 591-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

As of August 11, 2003, there were 52,025,718 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$147,399	$97,156
Accounts receivable (less allowance for doubtful accounts of $3,408 at June 30, 2003 and $2,120 at December 31, 2002)	179,286	114,248
Inventories:
Raw materials	9,386	9,791
Work in progress	6,903	11,258
Prepaid expenses and other	16,788	6,971
Deferred income taxes	5,110	2,223
Refundable income taxes	—	329

Total current assets	364,872	241,976

Property, plant and equipment, at cost:
Land and buildings	40,233	27,968
Machinery and equipment	127,913	120,215
Office furniture and equipment	43,552	37,373
Automobiles	921	1,069
Leasehold improvements	2,998	1,997

	215,617	188,622
Less accumulated depreciation and amortization	(129,144)	(121,883)

Net property, plant and equipment	86,473	66,739

Intangible assets:
Goodwill	170,738	101,764
Other intangibles	34,555	34,555

	205,293	136,319
Less accumulated amortization	(73,724)	(73,619)

Net intangible assets	131,569	62,700

Equity investments and advances to investees	3,781	3,781
Other assets	4,773	2,821
Deferred income taxes	8,931	8,062

Total assets	$600,399	$386,079

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Liabilities and Stockholders’ Equity/(Deficit)

Current liabilities:
Accounts payable	$176,613	$86,097
Accrued interest	3,293	3,063
Accrued expenses	49,388	38,913
Progress billings	28,988	33,721
Income taxes payable	634	—

Total current liabilities	258,916	161,794

Long-term debt	310,880	257,280
Other non-current liabilities	8,011	292

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2003 and December 31, 2002
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,081,751 at June 30, 2003 and 63,087,398 at December 31, 2002; outstanding 52,018,194 at June 30, 2003 and 51,995,132 at December 31, 2002	631	630
Additional paid-in capital	36,050	34,640
Deferred compensation	(1,315)	(771)
Retained earnings	340,604	287,076
Accumulated other comprehensive income/(loss)	322	(507)
Treasury stock, at cost (11,063,557 shares at June 30, 2003 and 11,092,266 shares at December 31, 2002)	(353,700)	(354,355)

Total stockholders’ equity (deficit)	22,592	(33,287)

Total liabilities and stockholders’ equity (deficit)	$600,399	$386,079

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues	$243,111	$202,569	$448,156	$406,341

Costs and expenses:
Cost of products sold	161,847	124,587	296,348	251,403
Selling, general and administrative	31,063	22,341	58,318	44,571
Loss on equity investments	—	678	—	1,709

Total costs and expenses	192,910	147,606	354,666	297,683

Earnings from operations	50,201	54,963	93,490	108,658

Other expenses and income:
Interest expense	3,252	3,347	6,593	6,569
Refinancing charge	3,868	—	3,868	—
Other (income) and expenses	(266)	(766)	(1,168)	(1,769)

Total other expenses and income	6,854	2,581	9,293	4,800

Earnings before income taxes	43,347	52,382	84,197	103,858

Income taxes	15,841	18,600	30,666	37,500

Net earnings	$27,506	$33,782	$53,531	$66,358

Net earnings per common share, basic	$0.53	$0.63	$1.03	$1.24

Net earnings per common share, diluted	$0.53	$0.62	$1.03	$1.22

Shares used in computing net earnings per share, basic	52,015,767	53,345,996	52,014,014	53,606,538

Shares used in computing net earnings per share, diluted	52,257,752	54,061,755	52,224,008	54,316,744

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net earnings	$53,531	$66,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,609	5,138
Amortization of bond discount	2,025	2,306
Provision for losses on accounts receivable	607	743
Gain on sale of property, plant and equipment	(649)	(793)
Losses on equity investments	—	1,709
Stock-based compensation charge	696	903
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	12,663	27,510
Inventories	4,760	6,541
Prepaid expenses and other	(7,950)	170
Other liabilities	3,210	—
Other assets	(1,609)	565
Accounts payable	(10,704)	(8,181)
Accrued expenses and interest	(3,450)	5,766
Income taxes	(1,365)	6,677
Progress billings	(4,733)	(14,932)

Total adjustments	1,110	34,122

Net cash provided by operating activities	54,641	100,480

Cash flows from investing activities:
Additions to property, plant and equipment	(9,947)	(11,068)
Proceeds from sale of property, plant and equipment	667	934
Investments in and advances to affiliated companies	—	(9,624)
Acquisition of remaining interest of VRMS	(1,000)	—
Acquisition of NCH, net of cash	(44,998)	—
Payments of additional purchase price for acquisition of PreVision	(2,359)	(8,000)
Other	(140)	—

Net cash used in investing activities	(57,777)	(27,758)

Cash flows from financing activities:
Borrowings of long-term debt	160,000	—
Repurchase of long-term debt	(108,424)	—
Net payments under revolving line of credit	—	(2,600)
Repurchase of common stock	(18)	(52,184)
Proceeds from the issuance of common stock	852	22,817

Net cash provided/(used) in financing activities	52,410	(31,967)

Effect of exchange rate changes on cash	969	99
Net increase in cash	50,243	40,854
Cash at beginning of period	97,156	10,615

Cash at end of period	$147,399	$51,469

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,428	$3,418
Cash paid during the period for income taxes	$30,048	$30,838
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,148	$1,138

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

	Quarter Ending June 30,
(in thousands)	2003	2002
Net income, as reported	$27,506	$33,782
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	194	358
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,647)	(2,397)

Pro forma net income	$25,053	$31,743

Earnings per share:
Basic - as reported	$0.53	$0.63
Basic - pro forma	$0.48	$0.60
Diluted - as reported	$0.53	$0.62
Diluted - pro forma	$0.48	$0.59

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

	Six Months Ending June 30,
(in thousands)	2003	2002
Net income, as reported	$53,531	$66,359
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	443	716
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(4,886)	(4,794)

Pro forma net income	$49,088	$62,281

Earnings per share:
Basic - as reported	$1.03	$1.24
Basic - pro forma	$0.94	$1.16
Diluted - as reported	$1.03	$1.22
Diluted - pro forma	$0.94	$1.15

3. Acquisitions

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH Marketing Services, Inc. (“NCH”) for $59.3 million cash, paid for out of existing cash on hand. NCH is the premier coupon processing and promotion information management company in the United States and worldwide. The combined product and services base of NCH and the Company allows the Company to provide integrated marketing solutions on a global basis. NCH had sales of $72.3 million for the twelve months ended December 31, 2002. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141. The Company is currently in the process of analyzing the fair value of assets purchased. Upon completion, the Company will finalize the purchase accounting entries and associated goodwill.

The Condensed Consolidated Balance Sheet as of June 30, 2003 includes the assets, liabilities and accumulated other comprehensive income of NCH. The Condensed Consolidated Statement of Income includes the financial results of NCH from February 14, 2003 to June 30, 2003. The financial results of NCH were not considered material for purposes of pro forma disclosure. Revenues consist primarily of processing fees for coupon audit and analysis, data and information management, data analytics, trade marketing programs, and the management and disbursement of customer funds for coupon administration. The Company does not recognize revenue, or cost of services, for the face value of coupons processed. Once coupon processing has been completed, fee revenues are recognized.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

The Company, after the acquisition of NCH, has minimum rental payments required under non-cancelable operating leases as of June 30, 2003 as follows:

Year Ending December 31,	(in thousands)
2003	$7,675
2004	7,478
2005	7,153
2006	6,736
2007	6,003
Thereafter	17,530

$52,575

In June 2003, the Company acquired the remaining 20% interest of Prevision Marketing (“PreVision”) for $2.4 million. The Company originally purchased an 80% ownership position of PreVision in 2000 and has consolidated 100% of its operations in the financial statements since that time.

4. Foreign Currency and Derivative Financial Information

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

Currencies to which the Company has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on the Company’s cash flows, liquidity, or capital resources. The Company typically purchases the Mexican peso under three to six-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, the Company’s Mexican Peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended June 30, 2003, and six month period ended June 30, 2003, the Company recorded an unrealized market value gain of $132,000 and $140,000, respectively, in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. The Company had a commitment to purchase $5.8 million in Mexican pesos over the next three months at June 30, 2003.

5. Recent Accounting Pronouncements

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to make a voluntary change in its method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, prospectively. The Company does not believe that the statement will have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The pronouncement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the standard goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the implementation of SFAS No. 150 will have a material effect on the Company’s financial statements.

6. Goodwill and Other Intangibles

Intangible assets as of June 30, 2003 are comprised of (dollars in thousands):

	Intangible Assets, at Cost	Accumulated Amortization at June 30, 2003	Cumulative Impairment Loss Recognized at June 30, 2003	Unamortized Balance at June 30, 2003	Weighted Average Useful Life (in years)
Amortizable intangible assets	$2,455	$(921)	$—	$1,534	10.2

Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,143)	—	18,258
Cluster-Targeted	4,195	(209)	—	3,986
1 to 1 Solutions	83,316	(2,432)	(51,300)	29,584
International & Services	65,527	—	—	65,527
ROP	3,599	(2,260)	—	1,339
The Valassis name and other	32,100	(20,759)	—	11,341

Total non-amortizable intangible assets	$254,138	$(72,803)	$(51,300)	$130,035

Total	$256,593	$(73,724)	$(51,300)	$131,569

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

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

8. Segment Reporting

The Company has five reportable segments: Free-Standing Inserts (FSIs), ROP, Cluster-Targeted Products, 1 to 1 Solutions, and International and Services. These segments are strategic business units that offer different products and services and are subject to regular review by the Company’s chief operating decision makers. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

	Three Months Ended June 30,
(in millions)	FSI	ROP	Cluster- Targeted	1 to 1 Solutions	International & Services	Total
2003
Revenues from external customers	$129.3	$15.4	$64.3	$ 9.1	$25.0	$243.1
Intersegment revenues	—	—	—	—	—	—
Depreciation/amortization	2.2	—	0.5	0.1	1.0	3.8
Segment profit (loss)	$37.8	$2.0	$6.8	$(1.7)	$ 5.3	$50.2

2002
Revenues from external customers	$139.8	$7.7	$45.2	$ 7.5	$ 2.4	$202.6
Intersegment revenues	—	—	—	—	—	—
Depreciation/amortization	2.1	—	0.5	(0.1)	—	2.5
Segment profit (loss)	$49.1	$1.2	$4.2	$(0.1)	$ 0.6	$55.0

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended June 30,
	2003	2002
Profit for reportable segments	$50.2	$55.0
Unallocated amounts:
Interest (expense)	(3.3)	(3.4)
Refinancing charge	(3.9)	—
Other income and (expenses)	0.3	0.8

Earnings before taxes	$43.3	$52.4

Domestic and foreign revenues for each of the three-month periods ended June 30 were as follows:

	2003	2002
United States	$229.9	$201.0
Foreign	13.2	1.6

Total	$243.1	$202.6

	Six Months Ended June 30,
(in millions)	FSI	ROP	Cluster- Targeted	1 to 1 Solutions	International & Services	Total
2003
Revenues from external customers	$257.0	$23.0	$110.1	$19.7	$38.4	$448.2
Intersegment revenues	—	—	—	0.5	—	0.5
Depreciation/amortization	4.6	0.1	1.0	0.5	1.4	7.6
Segment profit (loss)	$78.5	$2.5	$9.2	$ (2.7)	$ 6.0	$93.5

2002
Revenues from external customers	$287.1	$16.4	$83.0	$15.2	$ 4.6	$406.3
Intersegment revenues	—	—	—	—	—	—
Depreciation/amortization	3.9	—	1.0	0.2	—	5.1
Segment profit (loss)	$98.4	$2.2	$8.1	$ (0.7)	$ 0.7	$108.7

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	Six Months Ended June 30,
	2003	2002
Profit for reportable segments	$93.5	$108.7
Unallocated amounts:
Interest (expense)	(6.6)	(6.6)
Refinancing charge	(3.9)	—
Other income and (expenses)	1.2	1.8

Earnings before taxes	$84.2	$103.9

Domestic and foreign revenues for each of the six-month periods ended June 30 were as follows:

	2003	2002
United States	$427.9	$403.6
Foreign	20.3	2.7

Total	$448.2	$406.3

9. Earnings Per Share

Earnings per common share (“EPS”) data were computed as follows:

	Three Months Ended June 30,
	2003	2002
Net Earnings	$27,506	$33,782

Basic EPS:
Weighted average common shares outstanding	52,016	53,346

Earnings per common share - basic	$0.53	$0.63

Diluted EPS:
Weighted average common shares outstanding	52,016	53,346
Weighted average shares purchased on exercise of dilutive options	1,743	4,882
Shares purchased with proceeds of options	(1,584)	(4,224)
Shares contingently issuable	83	58

Shares applicable to diluted earnings	52,258	54,062

Earnings per common share - diluted	$0.53	$0.62

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2003	2002
Net Earnings	$53,531	$66,358

Basic EPS:
Weighted average common shares outstanding	52,014	53,607

Earnings per common share - basic	$1.03	$1.24

Diluted EPS:
Weighted average common shares outstanding	52,014	53,607
Weighted average shares purchased on exercise of dilutive options	1,170	5,381
Shares purchased with proceeds of options	(1,043)	(4,729)
Shares contingently issuable	83	58

Shares applicable to diluted earnings	52,224	54,317

Earnings per common share - diluted	$1.03	$1.22

Unexercised employee stock options to purchase 4,748,107 shares and 283,197 shares of the Company’s common stock for the three month period ended June 30, 2003 and 2002, respectively, were not included in the computations of diluted EPS because their exercise price was greater than the average market price of the Company’s common stock during the periods.

Unexercised employee stock options to purchase 5,341,740 shares and 308,177 shares of the Company’s common stock for the six month period ended June 30, 2003 and 2002, respectively, were not included in the computations of diluted EPS because their exercise price was greater than the average market price of the Company’s common stock during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook” and elsewhere in this report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from the Company’s existing competitors; new competitors in any of the Company’s businesses for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in the Company’s paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; or changes which affect the business of our customers and lead to reduced sales promotion spending. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Three Months Ended June 30, 2003 and June 30, 2002

Revenues increased 20.0% to $243.1 million for the second quarter of 2003 from $202.6 million for the second quarter of 2002. Free-standing insert (FSI) revenues were down from $139.8 million for the quarter ended June 30, 2002 to $129.3 million for the same quarter 2003 despite unit growth in the industry. The decrease is primarily a result of lower market share and pricing, although market share improved in the second quarter of 2003 versus the first quarter of 2003. We continue to face intense competitive pricing pressure in the FSI segment, which will affect contracts which extend into future years. ROP revenues increased 100% from $7.7 million to $15.4 million for the second quarter 2003 largely attributable to the Company’s increased sales focus and strategy to grow the customer base. Revenues for cluster-targeted products increased 42.3% to $64.3 million for the quarter as a result of our strategy to develop customers in new sectors such as specialty retail and an increase in demand for polybag advertising. Revenues from International and Services products increased from $2.4 million in the second quarter of 2002 to $25.0 million in the second quarter of 2003 due primarily to the acquisition of NCH, which was consummated in February 2003.

Gross profit margin decreased to 33.4% in the second quarter of 2003, down from 38.5% in the second quarter of 2002. The decrease is largely due to a decrease in market share and in FSI pricing for the current quarter. In addition, revenues for the current quarter were more heavily weighted towards lower margin product lines.

Selling, general and administrative expenses increased 39.0% from $22.3 million in the second quarter of 2002 to $31.0 million in the second quarter of 2003. This increase is primarily due to the consolidation of both VRMS and NCH.

In May 2003, the Company issued $160 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. The Company also repurchased $185.3 million in face value of its Zero Coupon Convertible Senior Notes issued in 2001 and due 2021. The associated premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

Net earnings were $27.5 million for the second quarter of 2003 versus $33.8 million for the same period last year. The decrease is primarily attributable to decreased market share and lower pricing in the FSI product as well as a $2.5 million, after tax, refinancing charge.

Six Months Ended June 30, 2003 and June 30, 2002

For the six months ended June 30, 2003, revenues increased 10.3% to $448.2 million from $406.3 million for the comparable period in 2002. Free-standing insert (FSI) revenues were down from $287.1 million for the first six months of 2002 to $257.1 million for the first six months of 2003. This decrease is primarily the result of a reduction of FSI market share and price as compared to the first half of 2002. However, market share improved in the second quarter of 2003 versus the first quarter of 2003 and industry unit growth has been strong. Revenues included a 40.2% increase in ROP (run-of-press) sales. This increase is attributable to our continued efforts to increase our customer base. Cluster-targeted revenues increased 32.5% to $110.1 million for the six months ended June 30, 2003. The increase is primarily driven by our strategy to develop customers in new sectors such as specialty retail. Additionally, revenues from International and Services increased from $4.6 million to $38.4 million, due primarily to the acquisition of NCH, which was consummated in February 2003.

Gross margin decreased to 33.9% for the first six months of 2003, from 38.1% for the same period in 2002. The decrease is largely due to decreases in FSI pricing and market share for the first half of the year. In addition, revenues for the six month period were more heavily weighted towards lower margin product lines.

Selling, general and administrative expenses increased from $44.5 million in the first half of 2002 to $58.4 million for the six months ended June 30, 2003. This increase is primarily the result of the consolidation of both VRMS and NCH.

In May 2003, the Company issued $160 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. The Company also repurchased $185.3 million in face value of its Zero Coupon Convertible Senior Notes issued in 2001 and due 2021. The associated premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

Net earnings were $53.5 million for the six months ended June 30, 2003 versus $66.4 million for the same period last year. The decrease is primarily attributable to decreased market share and lower pricing in the FSI product as well as a $2.5 million, after tax, refinancing charge.

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

Cash and cash equivalents totaled $147.4 million at June 30, 2003 versus $97.2 million at December 31, 2002. This was the result of cash provided by operating activities and financing activities of $54.6 million and $52.4 million, respectively, and cash used by investing activities of $57.8 million during the first six months of 2003.

Cash flow from operating activities decreased from $100.5 million at June 30, 2002 to $54.6 million at June 30, 2003. Net earnings decreased $12.9 million from $66.4 million in the first six months of 2002 to $53.5 million for the same period of 2003. Accounts receivable balances normalized during the six month period ending June 30, 2002, as compared to relatively higher balances as of December 31, 2001. Accounts receivable balances as of June 30, 2003 remain normalized. Income taxes payable as of June 30, 2003, do not include the same level of tax benefit for stock option exercises experienced in the first six months of 2002.

Net cash used in investing activities was $57.8 million up from $27.7 million in 2002. The Company paid $59.3 million ($45.0 million, net of cash acquired) for the purchase of NCH in the first quarter of 2003. The Company paid $2.4 million and $1.0 million to obtain the remaining minority interests in PreVision and VRMS in 2003.

As of June 30, 2003, the Company’s debt was $310.9 million, which consists of $100.0 million of its 6- 5/8% Senior Notes due 2009, $50.0 million of Zero Coupon Convertible Senior Notes due 2021, and $160.9 million of Senior Convertible Notes due 2033. The Company has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the quarter ended June 30, 2003, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

In May 2003, the Company issued $160 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. The Company utilized approximately $111.0 million of the proceeds to repurchase $185.3 million in face value of its Zero Convertible Notes issued in 2001. The resulting premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

The holders of the Zero Coupon Convertible Notes due in 2021 may require the Company to purchase all or a portion of their notes on June 6, 2004, June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $602.74, $639.73, $742.43 and $861.62 per note, respectively, payable in cash or common stock at the option of the Company in 2004 and 2006 and cash only in 2011 and 2016. Also, each holder may require the Company to repurchase all or a portion of such holder’s notes if a change of control of the Company occurs on or before June 6, 2006. The Company, at its option, may redeem all or a portion of the Zero Coupon Convertible Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes issued in 2003 will receive cash interest payments of 1.0843% per year on the principal amount at maturity, payable semiannually from 2003 through 2008. The holders of the Senior Convertible Notes issued in 2003 may require the Company to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.56 and $922.27 per note, respectively, payable in cash or common stock at the option of the Company. Also, each holder may require the Company to repurchase all or a portion of such holder’s notes if a change of control of the Company occurs. The Company, at its option, may redeem all or a portion of the Notes at their accreted value at any time on or after May 22, 2008, for cash.

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, make acquisitions and from time to time to repurchase stock through the Company’s stock repurchase program.

As of June 30, 2003, the Company had authorization to repurchase an additional 1.9 million shares of its common stock under its existing share repurchase program. While the Company is committed long term to its share repurchase policy, it did not repurchase any shares during this quarter.

Management believes that the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $9.9 million for the six month period ended June 30, 2003, largely representing the addition of a new printing press. Management expects future capital expenditure requirements of approximately $18 to $20 million over each of the next three to five years to enhance technology and replace equipment as required. It is expected that these expenditures will be made using funds provided by operations.

Business Outlook - The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

•	FSI revenues are expected to be down 12% - 16% for the year, due primarily to a reduction in market share and resultant slight decline in price. We continue to face intense competitive pricing pressure in the FSI segment, which will affect contracts which extend into future years. FSI margin percentage is projected to be down slightly, due to efficiencies driven by a reduction in the 2003 published date schedule, which will include 40 dates, versus 44 in 2002. The Company expects that it will publish more than 10 custom co-ops (FSIs sponsored by a single corporation) in 2003. FSI circulation is expected to remain flat with 2002.

•	ROP revenues are expected to be up 10% - 15% for the year, due to increased sales focus and the Company’s strategy to grow the customer base.

•	Annual cluster targeted product revenues are expected to be up 10% - 15% for 2003. Solo insert revenue is projected to increase due to an expanded customer base. Polybag sampling/advertising is expected to grow as a result of more new client product introductions.

•	1 to 1 revenues are expected to be up 25% - 30% for 2003.

•	FSI cost of goods sold on a unit basis, is expected to be down by a low single-digit percentage for the year. The Company has placed over 85% of its FSI paper requirements for the year under long term contracts, providing a stable cost environment for this commodity.

•	Free cash flow is projected to be between $105 million - $115 million for the year. Capital expenditures will be approximately $18 million.

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

Stock Compensation – The Company grants stock options to its employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. The Company accounts for all options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and makes various estimates used in calculating the pro forma results as required by SFAS No. 123.

Derivative Financial Instruments – The Company typically purchases the Mexican peso under three to six-month forward foreign exchange contracts to stabilize the cost of production in Mexico. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, the Company’s Mexican Peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed.

Other Matters – The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3. Quantitive and Qualitive Disclosure about Market Risk

The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries.

Interest Rates

The Company has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the quarter ended and six month period ended June 30, 2003, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

Foreign Currency

Currencies to which the Company has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on the Company’s cash flows, liquidity, or capital resources. The Company typically purchases the Mexican peso under three to six-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, the Company’s Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended and six month period ended June 30, 2003, the Company recorded an unrealized market value gain of $132,000 and $140,000, respectively, in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. The Company has a commitment to purchase $5.8 million in Mexican pesos over the next three months at June 30, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Part II – Other Information

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

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company voted on the following proposals described in (b) and (c) below at its Annual Meeting of Stockholders on May 13, 2003.

b.	The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was,voted on by the stockholders. The nominees, all of whom were elected were: Patrick F. Brennan, Kenneth V. Darish, Seth Goldstein, Barry P. Hoffman, Walter H. Ku, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. Votes were cast for election of directors as follows:

Director	For	Withheld	Broker Non-Votes
Patrick F. Brennan	41,276,206	2,679,010	0
Kenneth V. Darish	41,857,221	2,097,997	0
Seth Goldstein	41,740,584	2,214,634	0
Barry P. Hoffman	43,261,113	694,105	0
Walter H. Ku	43,378,546	576,672	0
Robert L. Recchia	43,316,773	638,445	0
Marcella A. Sampson	42,796,087	1,159,131	0
Alan F. Schultz	43,262,013	693,205	0
Faith Whittlesey	42,798,207	1,157,011	0

c.	The proposal to ratify the selection of Deloitte & Touche LLP, as independent auditors of the Company for the 2003 fiscal year was approved as follows:

For	Against	Abstain	Broker Non-Votes
40,406,544	3,489,845	58,029	0

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

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

b.	Form 8-K

(1)	The Company furnished a report on Form 8-K, dated May 16, 2003, announcing that it had established the terms of its 30-year convertible senior notes.

(2)	The Company furnished a report on Form 8-K, dated June 3, 2003, announcing that on May 22, 2003, the Company had raised approximately $160.0 million in an offering of 30-year convertible senior notes to qualified institutional investors through a private placement.

(3)	The Company filed a report on Form 8-K, dated June 27, 2003, announcing that it had acquired the remaining 20% interest of PreVision Marketing, LLC.

(4)	The Company furnished a report on Form 8-K, dated July 24, 2003, announcing its financial results for the quarter ended and six months ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

Valassis Communications, Inc. (Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.