Form 10-Q
period 2003-09-30
VALASSIS COMMUNICATIONS INC
filed 2003-11-13
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 11, 2003, there were 52,055,848 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(dollars in thousands)

Assets	September 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$152,261	$97,156
Accounts receivable (less allowance for doubtful accounts of $3,846 at September 30, 2003 and $2,120 at December 31, 2002)	213,859	114,248
Inventories:
Raw materials	9,409	9,791
Work in progress	9,167	11,258
Prepaid expenses and other	22,811	6,971
Deferred income taxes	5,176	2,223
Refundable income taxes	—	329

Total current assets	412,683	241,976

Property, plant and equipment, at cost:
Land and buildings	35,045	27,968
Machinery and equipment	126,689	120,215
Office furniture and equipment	39,766	37,373
Automobiles	847	1,069
Leasehold improvements	3,027	1,997

	205,374	188,622
Less accumulated depreciation and amortization	(118,689)	(121,883)

Net property, plant and equipment	86,685	66,739

Intangible assets:
Goodwill	170,738	101,764
Other intangibles	34,555	34,555

	205,293	136,319
Less accumulated amortization	(73,778)	(73,619)

Net intangible assets	131,515	62,700

Equity investments and advances to investees	3,771	3,781
Other assets	4,803	2,821
Deferred income taxes	8,820	8,062

Total assets	$648,277	$386,079

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(dollars in thousands, except per share data)

Liabilities and Stockholders’ Equity (Deficit)	September 30, 2003	December 31, 2002
	(unaudited)
Current liabilities:
Current portion, long-term debt	$51,270	$—
Accounts payable	179,319	86,097
Accrued interest	2,287	3,063
Accrued expenses	49,319	38,913
Progress billings	45,922	33,721
Income taxes payable	2,716	—

Total current liabilities	330,833	161,794

Long-term debt	260,000	257,280
Other non-current liabilities	7,572	292
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2003 and December 31, 2002
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,083,025 at September 30, 2003 and 63,087,398 at December 31, 2002; outstanding 52,033,562 at September 30, 2003 and 51,995,132 at December 31, 2002	631	630
Additional paid-in capital	36,090	34,640
Deferred compensation	(1,082)	(771)
Retained earnings	367,324	287,076
Accumulated other comprehensive income (loss)	288	(507)
Treasury stock, at cost (11,049,463 shares at September 30, 2003 and 11,092,266 shares at December 31, 2002)	(353,379)	(354,355)

Total stockholders’ equity (deficit)	49,872	(33,287)

Total liabilities and stockholders’ equity (deficit)	$648,277	$386,079

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues	$230,065	$214,224	$678,221	$620,565
Costs and expenses:
Cost of products sold	156,039	135,113	452,387	386,516
Selling, general and administrative	29,124	24,731	87,441	69,302
Loss on equity investments	—	—	—	1,709

Total costs and expenses	185,163	159,844	539,828	457,527

Earnings from operations	44,902	54,380	138,393	163,038
Other expenses and income:
Interest expense	3,297	3,403	9,890	9,971
Refinancing charge	—	—	3,868	—
Other (income) and expenses	(570)	(65)	(1,738)	(1,834)

Total other expenses and income	2,727	3,338	12,020	8,137
Earnings before income taxes	42,175	51,042	126,373	154,901
Income taxes	15,458	18,300	46,125	55,800

Net earnings	$26,717	$32,742	$80,248	$99,101

Net earnings per common share, basic	$0.51	$0.62	$1.54	$1.85

Net earnings per common share, diluted	$0.51	$0.61	$1.54	$1.83

Shares used in computing net earnings per share, basic	52,027,631	53,118,782	52,018,603	53,442,166

Shares used in computing net earnings per share, diluted	52,317,162	53,655,548	52,251,127	54,094,917

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net earnings	$80,248	$99,101
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,142	8,130
Amortization of bond discount	2,414	3,473
Provision for losses on accounts receivable	1,044	1,285
Gain on sale of property, plant and equipment	(649)	(724)
Losses on equity investments	—	1,709
Stock-based compensation charge	696	1,336
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	(22,347)	(7,440)
Inventories	2,473	9,394
Prepaid expenses and other	(11,332)	(2,178)
Other liabilities	2,771	—
Other assets	(1,629)	3,852
Accounts payable	(7,999)	7,168
Accrued expenses and interest	(4,275)	2,991
Income taxes	771	13,936
Progress billings	12,201	(6,106)

Total adjustments	(14,719)	36,826

Net cash provided by operating activities	65,529	135,927

Cash flows from investing activities:
Additions to property, plant and equipment	(16,261)	(13,310)
Proceeds from sale of property, plant and equipment	667	968
Investments in and advances to affiliated companies	—	(9,623)
Acquisition of remaining interest of VRMS	(1,000)	(2,905)
Acquisition of NCH, net of cash	(44,998)	—
Payments of additional purchase price for acquisition of PreVision	(2,359)	(8,000)
Other	—	—

Net cash used in investing activities	(63,951)	(32,870)

Cash flows from financing activities:
Borrowings of long-term debt	160,000	—
Repurchase of long-term debt	(108,424)	—
Net payments under revolving line of credit	—	(2,600)
Repurchase of common stock	(18)	(69,999)
Proceeds from the issuance of common stock	1,174	25,439

Net cash provided/(used) in financing activities	52,732	(47,160)

Effect of exchange rate changes on cash	795	40
Net increase in cash	55,105	55,937

Cash at beginning of period	97,156	10,615
Cash at end of period	$152,261	$66,552

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,786	$3,469
Cash paid during the period for income taxes	$43,540	$41,866
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,181	$1,391

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

2.	Stock-Based Compensation

The following table reconciles reported net income to pro forma net income as if the Company accounted for its stock options under the fair value method of SFAS No. 123.

	Quarter Ending September 30,
(in thousands)	2003	2002
Net income, as reported	$26,717	$32,742
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	176	358
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,028)	(2,397)

Pro forma net income	$24,865	$30,703

Earnings per share:
Basic - as reported	$0.51	$0.62
Basic - pro forma	$0.48	$0.58
Diluted - as reported	$0.51	$0.61
Diluted - pro forma	$0.48	$0.57

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

	Nine Months Ending September 30,
(in thousands)	2003	2002
Net income, as reported	$80,248	$99,101
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	619	1,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(6,914)	(7,192)

Pro forma net income	$73,953	$92,983

Earnings per share:
Basic - as reported	$1.54	$1.85
Basic - pro forma	$1.42	$1.74
Diluted - as reported	$1.54	$1.83
Diluted - pro forma	$1.42	$1.72

3.	Acquisitions

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH Marketing Services, Inc. (“NCH”) for $59.3 million cash, paid for out of existing cash on hand. NCH is the premier coupon processing and promotion information management company in the United States and worldwide. The combined products and services base of NCH and the Company allows the Company to provide integrated marketing solutions on a global basis. NCH had sales of $72.3 million for the twelve months ended December 31, 2002. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141. As of September 30, 2003, the Company has finalized the purchase accounting entries and associated goodwill.

The Condensed Consolidated Balance Sheet as of September 30, 2003 includes the assets, liabilities and accumulated other comprehensive income of NCH. The Condensed Consolidated Statement of Income includes the financial results of NCH from February 14, 2003 to September 30, 2003. The financial results of NCH were not considered material for purposes of pro forma disclosure. Revenues consist primarily of processing fees for coupon audit and analysis, data and information management, data analytics, trade marketing programs, and the management and disbursement of customer funds for coupon administration. The Company does not recognize revenue, or cost of services, for the face value of coupons processed. Once coupon processing has been completed, fee revenues are recognized.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

NCH’s principal executive offices are located in a leased office complex in Deerfield, Illinois. NCH owns and operates four production facilities: 279,000 square feet in Laredo, Mexico; 233,000 square feet in Juarez, Mexico; 233,000 square feet in Delicias, Mexico; and 53,000 square feet in Corby, England. NCH also owns a 29,000 square foot office facility in Corby, England. In August 2003, the production facility and warehouse in Corby, England was destroyed by fire and the office facility was damaged. The damages sustained will not result in a material impact on the Company’s financial statements. Additionally, NCH leases sales offices and production facilities in Laredo and El Paso, Texas; Milan, Italy; Aranjuez, Spain; Paris, France; and Hamburg, Germany.

The Company, after the acquisition of NCH, has minimum rental payments required under non-cancelable operating leases as of September 30, 2003 as follows:

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

Currencies to which the Company has exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on the Company’s cash flows, liquidity, or capital resources. The Company typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Additionally, the Company has purchased the British pound under a two month forward foreign exchange contract to stabilize an intercompany receivable. Under SFAS No. 133, the Company’s Mexican peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended September 30, 2003, and nine month period ended September 30, 2003, the Company recorded an unrealized market value loss of $201,000 and $69,000, respectively, in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. The Company had a commitment to purchase $4.8 million in Mexican pesos over the next six months as of September 30, 2003. In October 2003, the Company entered into an additional commitment to purchase $4.2 million in Mexican pesos to cover 50% of the production costs from April 2004 to December 2004.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

5.	Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to make a voluntary change in its method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, prospectively. The adoption of SFAS No. 133 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The pronouncement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the standard became effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

6.	Goodwill and Other Intangibles

Intangible assets as of September 30, 2003 are comprised of (dollars in thousands):

	Intangible Assets, at Cost	Accumulated Amortization at September 30, 2003	Cumulative Impairment Loss Recognized at September 30, 2003	Unamortized Balance at September 30, 2003	Weighted Average Useful Life (in years)
Amortizable intangible assets	$2,455	$(975)	$—	$1,480	9.9

Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,143)	—	18,258
Cluster Targeted	4,195	(209)	—	3,986
1 to 1 Solutions	83,316	(2,432)	(51,300)	29,584
International & Services	65,527	—	—	65,527
ROP	3,599	(2,260)	—	1,339
The Valassis name and other	32,100	(20,759)	—	11,341

Total non-amortizable intangible assets	$254,138	$(72,803)	$(51,300)	$130,035

Total	$256,593	$(73,778)	$(51,300)	$131,515

7.	Current Portion, Long-Term Debt

The Company has $51.3 million of Zero Coupon Convertible Senior Notes (Notes) due 2021. The holders of the Notes due in 2021 may require the Company to purchase all or a portion of their notes on June 6, 2004, June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $602.77, $639.76, $742.47 and $861.67 per note, respectively, payable in cash or common stock at the option of the Company in 2004 and 2006 and cash only in 2011 and 2016. Also, each holder may require the Company to repurchase all or a portion of such holder’s notes if a change of control of the Company occurs on or before June 6, 2006. The Company, at its option, may redeem all or a portion of the Notes at their accreted value at any time on or after June 6, 2006, for cash. The balances of these notes, $51.3 million, have been classified as current in the balance sheet as of September 30, 2003. Based on the Company’s current stock price, the Company believes that it is likely that bondholders will exercise the put option on June 6, 2004.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

8.	Contingencies

The Company’s lawsuit against Denis Garberg Associates, Inc. d/b/a The Sunflower Group, which had been pending in the United States District Court for the Eastern District of Michigan, has been amicably resolved by mutual agreement between the parties. The settlement is not expected to have a material effect on the financial statements of the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

9.	Segment Reporting

The Company has five reportable segments: Free-standing Inserts (FSIs), Run of Press (ROP), Cluster Targeted Products, 1 to 1 Solutions, and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review by the Company’s chief operating decision makers. They are managed separately because each business requires different marketing strategies and offers different products.

(in millions)	Three Months Ended September 30,
	FSI	ROP	Cluster Targeted	1 to 1 Solutions	International & Services	Total
2003
Revenues from external customers	$123.4	$18.9	$61.1	$8.0	$18.7	$230.1
Intersegment revenues	—	—	—	0.6	—	0.6
Depreciation/amortization	2.0	—	0.5	0.1	0.9	3.5
Segment profit (loss)	$35.7	$2.2	$6.5	$(1.7)	$2.2	$44.9

2002
Revenues from external customers	$144.8	$13.6	$43.6	$10.3	$1.9	$214.2
Intersegment revenues	—	—	—	0.9	—	0.9
Depreciation/amortization	2.2	—	0.5	0.1	—	2.8
Segment profit (loss)	$50.4	$1.5	$4.1	$(1.6)	$—	$54.4

Reconciliations to consolidated financial statement totals are as follows (in millions):

	Three Months Ended September 30,
	2003	2002
Profit for reportable segments	$44.9	$54.4
Unallocated amounts:
Interest (expense)	(3.3)	(3.4)
Other income and (expenses)	0.6	—

Earnings before taxes	$42.2	$51.0

Domestic and foreign revenues for each of the three-month periods ended September 30 were as follows (in millions):

	2003	2002
United States	$221.5	$213.0
Foreign	8.6	1.2

Total	$230.1	$214.2

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(in millions)	Nine Months Ended September 30,
	FSI	ROP	Cluster Targeted	1 to 1 Solutions	International & Services	Total
2003
Revenues from external customers	$380.5	$41.9	$171.1	$27.6	$57.1	$678.2
Intersegment revenues	—	—	—	(1.0)	—	(1.0)
Depreciation/amortization	6.5	0.1	1.5	0.6	2.3	11.0
Segment profit (loss)	$114.3	$4.7	$15.7	$(4.5)	$8.2	$138.4

2002
Revenues from external customers	$431.9	$30.1	$126.6	$25.5	$6.5	$620.6
Intersegment revenues	—	—	—	0.9	—	0.9
Depreciation/amortization	6.1	—	1.5	0.3	—	7.9
Segment profit (loss)	$148.8	$3.7	$12.2	$(2.3)	$0.7	$163.1

Reconciliations to consolidated financial statement totals are as follows (in millions):

	Nine Months Ended September 30,
	2003	2002
Profit for reportable segments	$138.4	$163.1
Unallocated amounts:
Interest (expense)	(9.9)	(10.0)
Refinancing charge	(3.9)	—
Other income and (expenses)	1.8	1.8

Earnings before taxes	$126.4	$154.9

Domestic and foreign revenues for each of the nine-month periods ended September 30 were as follows (in millions):

	2003	2002
United States	$649.4	$616.7
Foreign	28.8	3.9

Total	$678.2	$620.6

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

10.	Earnings Per Share

Earnings per common share (EPS) data were computed as follows (in thousands, except for share data):

	Three Months Ended September 30,
	2003	2002
Net Earnings	$26,717	$32,742

Basic EPS:
Weighted average common shares outstanding	52,028	53,119

Earnings per common share - basic	$0.51	$0.62

Diluted EPS:
Weighted average common shares outstanding	52,028	53,119
Weighted average shares purchased on exercise of dilutive options	1,774	4,537
Shares purchased with proceeds of options	(1,568)	(4,058)
Shares contingently issuable	83	58

Shares applicable to diluted earnings	52,317	53,656

Earnings per common share - diluted	$0.51	$0.61

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2003	2002
Net Earnings	$80,248	$99,101

Basic EPS:
Weighted average common shares outstanding	52,019	53,442

Earnings per common share - basic	$1.54	$1.85

Diluted EPS:
Weighted average common shares outstanding	52,019	53,442
Weighted average shares purchased on exercise of dilutive options	1,756	5,350
Shares purchased with proceeds of options	(1,607)	(4,755)
Shares contingently issuable	83	58

Shares applicable to diluted earnings	52,251	54,095

Earnings per common share - diluted	$1.54	$1.83

Unexercised employee stock options to purchase 4,634,598 shares and 327,564 shares of the Company’s common stock for the three-month periods ended September 30, 2003 and 2002, respectively, were not included in the computations of diluted EPS because their exercise price was greater than the average market price of the Company’s common stock during the periods.

Unexercised employee stock options to purchase 4,743,142 shares and 376,529 shares of the Company’s common stock for the nine-month period ended September 30, 2003 and 2002, respectively, were not included in the computations of diluted EPS because their exercise price was greater than the average market price of the Company’s common stock during the periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specific statements made in “Business Outlook” and elsewhere in this report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from the Company’s existing competitors; new competitors in any of the Company’s businesses for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in the Company’s paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; or changes which affect the business of our customers and lead to reduced sales promotion spending. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Three Months Ended September 30, 2003 and September 30, 2002

Revenues increased 7.4% to $230.1 million for the third quarter of 2003 from $214.2 million for the third quarter of 2002. Free-standing insert (FSI) revenues were down from $144.8 million for the quarter ended September 30, 2002 to $123.4 million for the same quarter 2003 despite unit growth in the industry. The decrease is primarily a result of lower market share and pricing, although market share continued to improve in the third quarter of 2003 versus the first two quarters of the year. We continue to face intense competitive pricing pressure in the FSI segment, which will affect contracts which extend into future years. ROP revenues increased 39.0% from $13.6 million to $18.9 million for the third quarter 2003 largely attributable to the Company’s increased sales focus and strategy to grow the customer base. Revenues for Cluster Targeted products increased 40.1% to $61.1 million for the quarter as a result of our strategy to develop customers in new sectors such as specialty retail and an increase in demand for polybag advertising. Revenues from the International & Services segment products increased from $1.9 million in the third quarter of 2002 to $18.7 million in the third quarter of 2003 due entirely to the acquisition of NCH, which was consummated in February 2003.

Gross profit margin decreased to 32.2% in the third quarter of 2003, down from 36.9% in the third quarter of 2002. The decrease is largely due to a decrease in co-op FSI market share and pricing for the current quarter. In addition, revenues for the current quarter were more heavily weighted toward lower margin product lines.

Selling, general and administrative (SG&A) expenses increased 17.8% from $24.7 million in the third quarter of 2002 to $29.1 million in the third quarter of 2003. This increase is primarily due to the consolidation of NCH, which had $4.6 million of SG&A expenses for the quarter.

Net earnings were $26.7 million for the third quarter of 2003 versus $32.7 million for the same period last year. The decrease is primarily attributable to decreased market share and lower pricing in the FSI product. NCH contributed $1.2 million to net earnings for the third quarter 2003.

Nine Months Ended September 30, 2003 and September 30, 2002

For the nine months ended September 30, 2003, revenues increased 9.3% to $678.2 million from $620.6 million for the comparable period in 2002. Free-standing insert (FSI) revenues were down from $431.9 million for the first nine months of 2002 to $380.5 million for the first nine months of 2003. This decrease is primarily the result of a reduction of FSI market share and price as compared to the first nine months of 2002. However, market share improved in the third quarter of 2003 versus the first six months of 2003 and industry unit growth has been strong. Revenues included a 39.2% increase in ROP sales. This increase is attributable to our continued efforts to increase the Company’s customer base. Cluster Targeted revenues increased 35.2% to $171.1 million for the nine months ended September 30, 2003. The increase is primarily driven by our strategy to develop customers in new sectors such as specialty retail. Additionally, revenues from International & Services increased from $6.7 million to $57.1 million. The acquisition of NCH, which was consummated in February 2003, resulted in the addition of $49.8 million of revenue in this segment for the nine months ended September 30, 2003.

Gross margin decreased to 33.3% for the first nine months of 2003, from 37.7% for the same period in 2002. The decrease is largely due to decreases in FSI pricing and market share. In addition, revenues for the nine month period were more heavily weighted toward lower margin product lines.

SG&A expenses increased from $69.3 million in the first nine months of 2002 to $87.4 million for the nine months ended September 30, 2003. This increase is primarily the result of the consolidation of both Valassis Relationship Marketing Systems, LLC (VRMS) and NCH, which contributed $3.3 million and $12.2 million to the increase, respectively.

In May 2003, the Company issued $160 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. The Company utilized approximately $111.0 million of the proceeds to repurchase $185.3 million in face value of its Zero Coupon Convertible Senior Notes issued in 2001 and due 2021. The associated premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

Net earnings were $80.2 million for the nine months ended September 30, 2003 versus $99.1 million for the same period last year. The decrease is primarily attributable to decreased market share and lower pricing in the FSI product as well as a $2.5 million, after tax, refinancing charge. NCH contributed $4.3 million to net earnings for the nine-month period ended September 30, 2003.

Financial Condition, Liquidity and Sources of Capital

The Company’s liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. FSI customers are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. The Company inventories its work in progress at cost while it accrues progress billings as a current liability at full sales value. Although the Company receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, the Company can operate with low, or even negative, working capital.

Cash and cash equivalents totaled $152.3 million at September 30, 2003 versus $97.2 million at December 31, 2002. This was the result of cash provided by operating activities and financing activities of $65.5 million and $52.7 million, respectively, and cash used by investing activities of $64.0 million during the first nine months of 2003.

Cash flow from operating activities decreased from $135.9 million at September 30, 2002 to $65.5 million at September 30, 2003. Net earnings decreased $18.9 million from $99.1 million in the first nine months of 2002 to $80.2 million for the same period of 2003. Also, income taxes payable as of September 30, 2003, do not include the same level of tax benefit for stock option exercises experienced in the first nine months of 2002, accounting for $13.0 million of the cash flow reduction. In addition, accounts receivable balances included a temporary increase in unbilled revenue due to a new, large ROP customer during the third quarter of 2003.

Net cash used in investing activities was $64.0 million up from $32.9 million in 2002. The Company paid $59.3 million ($45.0 million, net of cash acquired) for the purchase of NCH in the first quarter of 2003. The Company paid $2.4 million and $1.0 million to obtain the remaining minority interests in PreVision and VRMS, respectively, in 2003.

As of September 30, 2003, the Company’s debt was $311.3 million, which consists of $100.0 million of its 6-5/8% Senior Notes due 2009, $51.3 million of Zero Coupon Convertible Senior Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. The Company has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. During the quarter ended September 30, 2003, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk. The Company was in compliance with all debt covenants at September 30, 2003. All of the Company’s long-term debt contains cross-default provisions which become applicable if the Company defaults under any mortgage, indebtedness or instrument for money borrowed by the Company and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Convertible Notes contains conversion triggers based upon credit ratings down grades by either Moody’s Investor Service, Inc. a Standard & Poor’s Rating Group.

In May 2003, the Company issued $160 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. The Company utilized approximately $111.0 million of the proceeds to repurchase $185.3 million in face value of its Zero Coupon Convertible Senior Notes issued in 2001. The resulting premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

The holders of the Zero Coupon Convertible Notes due in 2021 may require the Company to purchase all or a portion of their notes on June 6, 2004, June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $602.77, $639.76, $742.47 and $861.67 per note, respectively, payable in cash or common stock at the option of the Company in 2004 and 2006 and cash only in 2011 and 2016. Also, each holder may require the Company to repurchase all or a portion of such holder’s notes if a change of control of the Company occurs on or before June 6, 2006. The Company, at its option, may redeem all or a portion of the Zero Coupon Convertible Notes at their accreted value at any time on or after June 6, 2006, for cash. The balances of these notes, $51.3 million, have been classified as current in the balance sheet as of September 30, 2003. Based on the Company’s current stock price, the Company believes that it is likely that bondholders will exercise the put option on June 6, 2004.

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

The Company intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and, from time to time, to repurchase stock through the Company’s stock repurchase program.

As of September 30, 2003, the Company had authorization to repurchase an additional 1.9 million shares of its common stock under its existing share repurchase program. While the Company is committed long term to its share repurchase policy, it did not repurchase any shares since the first quarter of 2003.

Management believes the Company will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Capital Expenditures - The Company operates three printing facilities. Capital expenditures were $16.3 million for the nine-month period ended September 30, 2003, largely representing the addition of a new printing press. Management expects future capital expenditure requirements of approximately $15 to $20 million over each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

Business Outlook for 2004 - The following statements are based on current expectations. These statements are forward looking and actual results may differ materially.

•	FSI revenues are expected to be down 1% - 5% for the year, due to pricing pressure somewhat offset by a gain in market share. The Company continues to face intense competitive pricing pressure in the FSI segment, which will affect contracts which extend into future years. FSI circulation is expected to remain flat with 2003. The 2004 published date schedule includes 40 dates, the same number of dates as 2003. The Company expects that it will publish approximately 11 custom co-ops (FSIs sponsored by a single corporation) in 2004.

•	ROP revenues are expected to be up over 80%. However, the gross margin percentage will be down as a result of a change in fee structure for certain large contracts. Contribution margin dollars are expected to increase 10% to 15%.

•	Annual Cluster Targeted product revenues are expected to be up 10% - 15% for 2004, with slightly improved gross margin percentages. Polybag sampling/advertising is expected to grow as a result of more client new product introductions.

•	1 to 1 revenues are expected to be up 20% - 25% for 2004, driven by the continued growth of direct mail and the repositioning of the entire 1 to 1 product portfolio.

•	International & Services revenues are expected to increase by a percentage in the low-single digits if NCH was consolidated for all of calendar year 2003. However, since NCH was purchased in February 2003, resulting in the recording of only 10 1/2 months of revenue in 2003, the actual reported revenue increase in 2004 is expected to be higher.

•	Free cash flow is projected to be between $82 million - $92 million for 2004. Capital expenditures will be approximately $20 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission (SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 2, “Significant Accounting Policies”, of our Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of Long-Lived Assets - Long-lived assets historically have been reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Derivative Financial Instruments - The Company typically purchases the Mexican peso under three to twelve month forward foreign exchange contracts to stabilize the cost of production in Mexico. The Company has also purchased the British pound under a two month foreign exchange contract to stabilize an intercompany receivable. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, the Company’s Mexican peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed.

Other Matters – The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal market risks are interest rates on various debt instruments and foreign exchange rates at the Company’s international subsidiaries.

Interest Rates

The Company has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro Currency-based rate or a prime rate. During the quarter ended and six month period ended September 30, 2003, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

Foreign Currency

Currencies to which the Company has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on the Company’s cash flows, liquidity, or capital resources. The Company typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Additionally, the Company has purchased the British pound under a two month Forward Foreign exchange contract to stabilize an intercompany receivable. Under SFAS No. 133, the Company’s Mexican peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended and nine month period ended September 30, 2003, the Company recorded an unrealized market value loss of $201,000 and $69,000, respectively, in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. The Company has a commitment to purchase $4.8 million in Mexican pesos over the next six months as of September 30, 2003. In October 2003, the Company entered into an additional commitment to purchase $4.2 million in Mexican pesos to cover 50% of the production costs from April 2004 to December 2004.

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

The Company’s lawsuit against Denis Garberg Associates, Inc. d/b/a The Sunflower Group, which had been pending in the United States District Court for the Eastern District of Michigan, has been amicably resolved by mutual agreement between the parties. The settlement is not expected to have a material effect on the financial statements of the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 5.	Other Information

Under section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the first quarter of 2003 by the Company’s Audit Committee to be performed by Deloitte & Touche LLP, the Company’s external independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarterly period covered by this filing, the Audit Committee approved the engagement of Deloitte & Touche LLP for the following non-audit services: (1) tax consultation relating to the NCH transaction; (2) review of Federal and State tax returns for the Company and its subsidiaries; and (3) consulting relating to various state tax matters; and (4) consulting relating to the insurance claim for the NCH United Kingdom fire damage. These services have been approved in accord with a pre-approval from the Audit Committee.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

4.5	Amendment No. 1, dated as of October 10, 2003, to Rights Agreement dated as of September 1, 1999, between Valassis Communications, Inc. and National City Corporation, as Rights Agent (incorporated by reference to Exhibit 2 to the Company’s Form 8-A/A (File No. 001-10991) filed on October 14, 2003.

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

b.	Form 8-K

(1)	The Company furnished a report on Form 8-K, dated October 28, 2003, announcing its financial results for the quarter ended and nine months ended September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

Valassis Communications, Inc. (Registrant)

By:	/s/ ROBERT L. RECCHIA

Robert L. Recchia Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.