Form 10-K
period 2003-12-31
VALASSIS COMMUNICATIONS INC
filed 2004-03-12
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-10991

VALASSIS COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	38-2760940
(State of Incorporation)	(IRS Employer Identification Number)

19975 Victor Parkway

Livonia, MI 48152

(address of principal executive offices)

Registrant’s Telephone Number: (734) 591-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
6 5/8% Senior Notes Due 2009	Not Applicable
Zero Coupon Senior Convertible Notes Due 2021	Not Applicable
Senior Convertible Notes Due 2033	Not Applicable

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

As of March 1, 2004, there were 52,081,581 shares of the Registrant’s Common Stock outstanding. As of such date, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was $1,058,000,000.

The applicable portions of Valassis’ Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on or about May 11, 2004 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1. Business

The Company

Valassis provides a wide range of marketing products and services to a variety of premier manufacturers, direct marketers, retailers and franchisees. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our customers.

Valassis provides the following marketing solutions:

Mass Products – products that reach large markets:

•	Cooperative Free-standing Inserts (“FSI”) – four-color promotional booklets containing the coupons of multiple advertisers (cooperative) that are distributed to nearly 60 million households through Sunday newspapers; and

•	Run of Press (“ROP”) – brokering of advertising printed directly on pages of more than 13,000 newspapers.

Cluster Targeted Products – products that reach neighborhoods based on geographic and demographic characteristics:

•	Preprinted Inserts (Solo Inserts) – specialized print promotion programs for single advertisers;

•	Newspaper-delivered Product Sampling – customer product samples inserted into newspapers or placed in a polybag with the newspapers;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample; and

•	Door Hangers – product samples and advertisements hung on consumers’ doors.

1 to 1 Products – products and services that target individuals or households:

•	Direct Mail Advertising/Sampling – database driven direct mail programs which may include customer product samples;

•	PreVision Marketing, LLC (“PreVision”) – direct marketing agency; and

•	Valassis Relationship Marketing Systems, LLC (“VRMS”) – customer loyalty marketing software provider.

International & Services:

•	NCH Marketing Services, Inc. (“NCH”) – coupon clearing, promotion information management products and marketing services in the United States, Mexico and Europe;

•	Valassis Canada – promotional products and services available in Canada; and

•	Promotion Watch – provider of promotion and security consulting services.

Mass Products

Cooperative Free-standing Inserts

The majority of the consumer purchase incentives that we publish are featured in cooperative free-standing inserts (“FSIs”). Cooperative FSIs are four-color promotional booklets containing promotions from multiple advertisers, printed by us at our own facilities and distributed through Sunday newspapers. In 2003, we inserted our traditional cooperative FSIs in the Sunday edition of over 525 newspapers with a combined average newspaper circulation of nearly 60 million on 40 publishing dates. Valassis produces customized FSIs (custom co-ops) featuring multiple brands from a single customer.

Additionally, Valassis produces specialty C&D County FSIs for smaller rural communities, reaching 5.4 million households in the U.S., as well as a Hispanic free-standing insert reaching 3.9 million readers in the top Spanish-language newspapers.

The majority of cooperative FSI business is conducted under long-term, market share contracts, averaging a term of 27 months in 2003. Under these market share contracts, customers guarantee Valassis a percentage of their cooperative FSI pages for a specified amount of time. The FSI provides product category exclusivity for its customers so that competing products in the same category will not be printed in the same FSI book. If a category is not available on the date requested, the customer has the option to use our competitor’s FSI or select another date. Due to this environment, many customers reserve their space well in advance.

Therefore, most FSI sales are made significantly in advance of program dates. We typically develop our annual publication schedule approximately 12 to 18 months in advance of the first publication date for each year and customers may reserve space at any time thereafter. Valassis account managers work closely with customers to select their FSI publication dates from our schedule and coordinate all aspects of FSI printing and publication. Our proprietary order entry and ad placement software allows us to produce as many different FSI versions as customers require, typically over 240 different layout versions per publication date. By offering different versions in different markets, we offer our customers greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discount, primarily to direct mail or direct response marketers, who are placed on a waiting list for space that may become available. We select direct mail marketers as remnant space customers on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Remnant space customers are subject to being “bumped” in favor of a regular price customer in need of space at the last minute. Remnant space represents about 20% of the free-standing insert pages and the revenue is included in total cooperative FSI sales for financial reporting purposes.

The cost components of traditional FSI are paper, which represents approximately 28% of the total cost; media insertion, which represents approximately 45% of the total cost; and print/freight costs, which represent approximately 27% of the total cost.

Total cooperative FSI sales during the year ended December 31, 2003 were $490.6 million, or 53.5% of our total revenue. The top ten free-standing insert customers accounted for approximately 36% of FSI sales during the year ended December 31, 2003, and one customer accounted for more than 10% of such sales.

Run of Press (ROP)

Valassis offers our customers the ability to run their promotional advertising directly on the pages of more than 13,000 newspapers by brokering advertising space. We offer our customers the flexibility to run in any number of the available newspapers in our network. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our customers.

Media (newspaper placement fees) is the major cost component of ROP distribution, which generally accounts for approximately 98% of our total direct ROP costs. We believe that our customers use us to place ROP because of our ability to negotiate favorable media rates, our ability to select the best newspapers to meet our customers’ needs, our well-developed production and national network placement capabilities and our capacity to execute ROP programs that are integrated with our other products and services.

Total ROP sales were $55.2 million during the year ended December 31, 2003, or 6.0% of our total revenue. The top ten ROP customers accounted for 75% of the ROP sales for the year ended December 31, 2003 and two ROP customers each accounted for more than 10% of such sales.

Cluster Targeted Products

Preprinted Inserts

Valassis offers our customers specialty print promotion products in customized formats such as die-cuts, posters and calendars, as well as traditional free-standing solo insert formats. Because these promotions feature only one customer, the customer has the ability to create a completely individualized promotion. This allows customers the flexibility to run promotions any day of the week in any newspaper throughout the United States. We specialize in producing full-service promotions for a wide range of customers allowing orders to be placed on a national or regional basis.

Product Advertising and Sampling

Valassis offers newspaper-delivered sampling products that give manufacturers the ability to cost-effectively reach up to 65 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac®), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch®). In addition, Brand Bag™ and Brand Bag +™ offer marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without a sample included. The bags feature the customer’s advertising with the option of a weather-resistant tear-off coupon.

In 2003, Cluster Targeted products generated revenue of $250.7 million, or 27.4% of our total revenue. The top ten customers accounted for approximately 39% of Cluster Targeted sales during the year ended December 31, 2003. No single customer accounted for more than 10% of Cluster Targeted sales during the same period.

1 to 1 Products

Direct Mail

Valassis produces direct mail database marketing programs. These programs utilize Valassis’ internal variable image print capability, its Aztec code technology and, in some cases, the frequent shopper data list targeted and analyzed using VRMS’ software. Fueled by interest in frequent shopper-based programs and solo programs utilizing multiple data sources, direct mail represents one of the fastest growing 1 to 1 products.

Valassis Relationship Marketing Systems, LLC (“VRMS”)

VRMS is a 100% owned subsidiary of Valassis that provides proprietary software solutions for customer loyalty marketing.

PreVision Marketing, LLC (“PreVision”)

PreVision, a 100% owned subsidiary, is a high-end, full-service direct marketing agency. Through PreVision we have the ability to analyze the information marketers collect in databases; make strategic recommendations; develop and execute creative programs; and analyze results.

1 to 1 Products revenue in 2003 totaled $38.8 million. The top ten customers accounted for approximately 47% of 1 to 1 Products revenue in 2003, with no single customer accounting for more than 10% of 1 to 1 Products revenue during the same period.

International & Services

NCH Marketing Services, Inc. (“NCH”)

In February 2003, Valassis purchased 100% of NCH. NCH is a provider of promotion information management products, marketing services and coupon clearing in the United States and Europe and has production facilities in Mexico. Services include retailer coupon clearing, manufacturer redemption, electronic discount settlement and promotion analysis. During 2003, approximately 50% of NCH revenues were from Europe.

Valassis Canada

This 100% owned subsidiary provides promotional products and services in Canada, such as free-standing inserts reaching over 5 million Canadian households, as well as other promotion products and services.

Promotion Watch

Promotion Watch offers a variety of promotion and security consulting services, including the execution of sweepstakes and contests. Promotion Watch helps customers with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces, and conducting background investigations of winners.

International & Services generated revenue of $81.2 million in 2003, or 8.9% of our total revenue. The top 10 customers accounted for approximately 19% of International & Services sales in 2003. No single customer accounted for more than 10% of this segment’s revenue.

Competition

Mass Products

Our cooperative FSI competes principally with News America Marketing, a company owned by The News Corporation Limited. We compete for business primarily on the basis of the following:

•	price;

•	customer service and sales relationships;

•	category availability;

•	quality; and

•	reliability

We also compete with in-store marketing and other forms of promotional strategies or coupon delivery, and may compete with any new technology or products in the sales promotion field.

In the past, new competitors have tried to establish themselves in the FSI market. During such times, the number of FSI programs increased, resulting in periods of intense price competition and higher costs due to a decrease in pages per FSI program. Should a new competitor try to enter the FSI market in the future, it could have a material adverse effect on our financial performance.

Our principal competitor in the cooperative FSI market, News America Marketing, has been competing aggressively for FSI business. As a consequence, prices are trending downward and we had less market share in 2003 in comparison to 2002. This has resulted in declining revenues and profitability for our FSI business which has been partially offset by increased industry volume and favorable paper costs. A continuation or acceleration of these competitive trends could have a material adverse effect on our financial results.

We compete with media other than FSIs for the promotion and marketing dollars of our customers. It is possible that alternative media, changes in promotional strategies or consumer utilization could make FSIs less attractive to our customers or could cause a shift in their preference to different promotional materials or coupon delivery modes. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do.

Our mass products also compete with several newspaper network groups in the run-of-press market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and people in order to compete in today’s environment. An increase in the number of run-of-press competitors could result in a loss of market share.

Cluster Targeted

Our Cluster Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during the periods when they have overcapacity. In addition, we compete with Sunflower Marketing for polybag advertising and sampling. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons, it could materially negatively affect our revenue and profit margins.

1 to 1 Products

Our 1 to 1 Products segment competes against full-service direct mail providers, commercial letter shops and direct marketing agencies for direct mail programs. When utilizing grocery retailer frequent shopper data, we compete primarily with Catalina Marketing Corporation.

International & Services

In our International & Services segment, NCH competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc. and International Outsourcing Services, LLC for coupon clearing services in the United States. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenue and profit margins.

Employees

As of December 31, 2003, we had approximately 4,000 full-time employees. Approximately 1,600 are employed in the United States. NCH, which was acquired in 2003, accounts for approximately 2,400 employees. None of our United States employees are represented by labor unions; however, some of our foreign employees are represented by labor unions. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Segment Reporting

For segment financial information for the years 2003, 2002 and 2001, see the table titled “Results of Operations” presented on page 12 under “Management’s Discussion & Analysis of Financial Condition & Results of Operations” and in Note 12 of the “Notes to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”

Availability of Filings

Valassis makes all of its reports filed under the Securities Exchange Act of 1934 available, free of charge, on its Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission.

Item 2. Properties

Our principal executive offices are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Los Angeles (Seal Beach); Chicago (Deerfield); Dallas; Boston (Lincoln); Connecticut (Shelton); Cleveland (Beachwood); Cincinnati; Toronto (Mississauga), Canada; Hamburg (Elmshorn), Germany and Paris (Boulogne-Billancourt), France.

Below is a listing of our manufacturing and production facilities. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of a contract printer:

Location	Type	Owned/ Leased	Square Footage	Primary Segment
Livonia, MI USA	Printing/Warehouse	Owned	225,000	Cluster Targeted
Durham, NC USA	Printing	Owned	188,000	FSI
Wichita, KS USA	Printing	Owned	138,000	FSI
Plymouth, MI USA	Production	Leased	59,100	FSI/Cluster Targeted
Mexicali, Mexico	Production	Leased	90,974	Cluster Targeted
Calexico, CA USA	Production	Leased	55,026	Cluster Targeted
Nuevo Laredo, Mexico	Production	Owned	83,595	International & Services
Juarez, Mexico	Production	Owned	70,199	International & Services
Delicias, Mexico	Production	Owned	83,595	International & Services
Corby, England	Production/Office*	Owned	82,000	International & Services
El Paso, TX USA	Production	Leased	11,000	International & Services
Milan, Italy	Production	Leased	15,070	International & Services
Aranjuez, Spain	Production	Leased	15,000	International & Services

*	In August 2003, the production facility and warehouse in Corby, England was destroyed by fire and the office facility was damaged. The damages sustained have not and will not result in a material adverse impact on our financial statements.

Item 3. Legal Proceedings

Valassis’ lawsuit against Dennis Garberg Associates, Inc., d/b/a The Sunflower Group, which had been pending in the United States District Court for the Eastern District of Michigan, has been amicably resolved by mutual agreement between the parties. The settlement has not and is not expected to have a material effect on the financial statements of Valassis.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Valassis’ common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of Valassis’ common stock at December 31, 2003 was 235.

High and low stock prices during the twelve months ended December 31, 2003 and 2002 were:

	2003		2002
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$30.6900	$21.4500	$39.2000	$33.5000
June 30	28.2500	24.8900	41.2800	35.8000
Sept. 30	30.2000	25.5000	40.0000	30.8000
Dec. 31	29.9000	23.5000	36.0700	24.0000

Currently, Valassis has no plans to pay cash dividends. In addition, should Valassis change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash.

Item 6. Selected Financial Data

(in thousands of U.S. dollars, except per share data)

	YEAR ENDED
	Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001		Dec. 31, 2000		Dec. 31, 1999
Revenues	$916,520		$852,296		$847,455		$835,342		$793,860
Net earnings	103,708		95,254	(1)	117,859	(2)	125,699		114,201
Total assets	692,754		386,079		363,025		325,717		247,205
Long-term debt, less current portion	259,819		257,280		252,383		325,490		291,354
Net earnings per share, basic	1.99		1.79		2.20		2.30		2.02
Net earnings per share, diluted	1.98		1.77		2.17		2.27		1.97
Cash dividends declared per share	—		—		—		—		—
Ratio of earnings to fixed charges (3)	11.44	x	10.81	x	10.74	x	9.25	x	7.98	x

(1)	Includes a $35.3 million impairment charge, net of tax, related to goodwill and investments of VRMS, PreVision and an Internet couponing business.
(2)	Includes a $3.8 million impairment charge, net of tax, related to an investment in Save.com.
(3)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

This information should be read in conjunction with the Consolidated Financial Statements of Valassis and the notes thereto appearing elsewhere in this Report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook” and elsewhere in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of Valassis’ businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in Valassis’ paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; or changes which affect the businesses of our customers and lead to reduced sales promotion spending. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Valassis’ results for 2003 reflect revenue growth in all of our segments other than the FSI segment, which continues to be affected by the intense competitive pricing situation in the traditional cooperative FSI product. The Run of Press (ROP) segment, our Cluster Targeted product segment and our 1 to 1 product segment all experienced double-digit revenue growth in 2003. Our International & Services segment, a reporting segment created after the February 2003 acquisition of NCH Marketing Services, Inc., also contributed significantly to our overall revenue growth for 2003.

The cooperative FSI industry experienced mid-single digit unit (page) growth in 2003, with growth expected to continue. However, as originally disclosed in the 2003 outlook provided in our third quarter of 2002 earnings release, we experienced a market share loss in 2003, in comparison to 2002, and pricing pressure intensified resulting in lower revenue and profits in the FSI segment. For the year ended December 31, 2003, we had a 44% FSI market share. Even as we continue to regain market share in 2004, the intense competitive pricing pressure in the traditional cooperative FSI industry will still impact revenue and earnings 2004.

During 2003, we continued our strategy to grow our customer base. For the year ended December 31, 2003: approximately 50% of our revenue came from consumer packaged goods manufacturers; approximately 15% came from specialty retailers; approximately 10% came from franchise food restaurants; approximately 9% came from direct response marketers; approximately 7% came from consumer services (i.e. financial, telecommunications); approximately 5% came from grocery retailers (including drug, wholesale and mass merchants); approximately 4% came from other types of customers (i.e. automotive, hardware/software, Internet, newspapers). Our growth in our ROP, Cluster Targeted and 1 to 1 product segments contributed to this broadening customer base.

The February 2003 acquisition of NCH, with operations in the United States, Mexico and Europe, has expanded our product portfolio to include promotion information management products and coupon clearing services. We continue to focus on NCH’s core expertise of managing the financial transactions between retailers and consumer packaged goods manufacturers related to their promotional activities. While we believe there continues to be growth opportunities in the U.S, we are planning to expand our geographic reach and test new media products in Europe beginning in 2004.

Economic recovery is expected to result in growth in our customers’ marketing budgets and more customer new product introductions to advertise and promote. Consumers are becoming harder to reach through traditional advertising and marketing methods such as television and telemarketing, and marketers want a measurable return on their marketing spending. We expect these trends to increase the marketing dollars our customers will allocate to the home-delivered promotional products we offer.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:

	YEAR ENDED
	Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues
Mass products:
FSI sales	$490.6	53.5%	$570.7	67.0%	$574.3	67.8%
ROP sales	55.2	6.0	41.1	4.8	31.9	3.8
Cluster Targeted product sales	250.7	27.4	198.5	23.3	197.1	23.2
1 to 1 product sales	38.8	4.2	33.6	3.9	34.9	4.1
International & Services sales	81.2	8.9	8.4	1.0	9.3	1.1

Revenues	916.5	100.0	852.3	100.0	847.5	100.0
Cost of products sold	619.9	67.7	538.6	63.2	541.4	63.9

Gross profit	296.6	32.3	313.7	36.8	306.1	36.1
Selling, general and administrative expenses	120.3	13.1	94.7	11.1	89.2	10.5
Loss on equity investments	—	—	1.7	0.2	4.1	0.5
Amortization of intangible assets	0.2	—	0.2	—	3.4	0.4
Goodwill and investment impairment charges	—	—	55.3	6.5	6.1	0.7

Earnings from operations	176.1	19.2	161.8	19.0	203.3	24.0
Other expenses and income
Interest expense	13.1	1.4	13.3	1.6	17.7	2.1
Refinancing charge	3.9	0.4	—	—	2.0	0.2
Other (income) and expenses	(3.7)	(0.4)	(0.7)	(0.1)	(2.1)	(0.2)

Total other expense and income	13.3	1.4	12.6	1.5	17.6	2.1

Earnings before income taxes	162.8	17.8	149.2	17.5	185.7	21.9
Income taxes	59.1	6.5	53.9	6.3	67.8	8.0

Net earnings	$103.7	11.3%	$95.3	11.2%	$117.9	13.9%

Revenues

Valassis achieved record revenues of $916.5 million in 2003, exceeding 2002 revenue by $64.2 million, or 7.5%. The acquisition of NCH in February, 2003 accounted for approximately $71.0 million in revenue in 2003. Without this acquisition, revenues would have declined by less than 1%. Valassis experienced growth in all segments other than the FSI segment, which continues to be negatively impacted by an intense competitive pricing environment.

2002 revenues were up $4.8 million, or 0.6%, over 2001 revenue. Although the FSI industry grew during 2002, pricing pressures resulted in lower pricing and flat revenues. Growth in other segments was slow due to general economic conditions, and was offset by a decrease in demand for direct marketing services.

Operating Costs

Cost of products sold was $619.9 million in 2003 compared to $538.6 million in 2002 and $541.4 million in 2001, consistent with changes in revenue. Gross margin in 2003 was 32.3% versus 36.8% in 2002. The decrease in gross margin percentage was the result of continued competitive pricing issues in the FSI segment, which more than offset the decline in FSI unit costs. Additionally, the gross margin percentage was negatively impacted by faster revenue growth in other, lower margin product segments. The 2002 gross margin was slightly improved over 2001, due to declines in paper costs.

Selling, general and administrative costs increased in 2003 to $120.3 million versus $94.7 million in 2002. The increase due to the acquisition of NCH in February 2003 was $17.5 million. The remaining increase resulted from a full year of costs from VRMS, which was consolidated beginning in July 2002 and increases in the number of employees consistent with volume growth.

Non-operating Items

Interest expense was $13.1 million in 2003, compared to $13.3 million in 2002 and $17.7 million in 2001. The refinancing of our long-term debt in May 2003 resulted in an overall reduction in our borrowing rate. We carried a higher average level of debt during 2003 versus 2002. The decline in interest expense in 2002 compared to 2001 was due to the debt refinancing that took place in the middle of 2001 which included the issuance of zero coupon convertible notes in June 2001 of which the proceeds were used to pay off higher rate revolving credit debt, as well as the retirement of $15.8 million of our 9.55% Senior Notes due 2003.

Valassis incurred refinancing charges of $3.9 million in 2003 related to the partial buyback of convertible debt issued in 2001.

Net Earnings

Net earnings were $103.7 million in 2003, an increase of $8.4 million, or 8.8% over 2002. Reported results include after-tax refinancing charges of $2.5 million in 2003 and an after-tax impairment charge of $35.3 million in 2002. Without the effect of these charges, earnings would have shown a decrease in 2003 of 18.7%, due to the effects of the intense competitive pricing pressure in the FSI segment. Net earnings in 2001 were $117.9 million, including after-tax impairment charges of $4.3 million and an after-tax refinancing charge of $1.3 million.

Diluted earnings per share were $1.98 in 2003, compared to $1.77 in 2002, and $2.17 in 2001, including the impact of refinancing and impairment charges of $0.05, $0.66 and $0.10, respectively.

Segment Results

FSI

In 2003, FSI revenue decreased 14.0% to $490.6 million compared to 2002. The decline in revenues was primarily the result of the loss of market share to 44% from previous levels in the 50% range and to a lesser extent, the reduction of price caused by the current intense competitive environment. The cooperative FSI industry continues to show unit growth. FSI unit costs declined by 2.3% as a result of decreases in paper costs, partially offset by the inefficiencies in media placement costs caused by lower page volume.

FSI revenues in 2002 were also impacted by downward pricing pressure, resulting in flat revenue compared to 2001 despite higher volume.

Paper represents approximately 30% of the cost of products sold for our FSI business. Valassis purchases a combination of coated and uncoated paper. To protect Valassis against the risk of price fluctuations, a significant portion of our paper requirements is purchased from two paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 9% in any twelve-month period) of Valassis’ cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2004, approximately 90% of our FSI paper requirements were under long-term contract. The remainder of our paper requirement is bought pursuant to contracts that are typically three to six months in duration or on spot basis. Valassis maintains on average less than 30 days of paper inventory.

ROP

Revenue for ROP increased 34.3% in 2003 to $55.2 million, due to increased demand for this product, most notably in the telecommunications customer segment. The gross margin in this segment has declined, as pricing on the increased business is very competitive.

Run of press revenue was up 28.8% in 2002 at $41.1 million versus 2001. Again, this increase was due to increased demand from both existing and new customers and an increased sales focus.

Cluster Targeted

Our Cluster Targeted revenue increased 26.3% in 2003 to $250.7 million versus 2002. This increase is attributed to a strong rebound in product sampling and polybag advertising. In addition, solo preprints continue to grow, in part due to new customers in the retail category.

In 2002 Cluster Targeted revenue was $198.5 million, a slight increase over 2001. Solo preprints showed growth, especially in the retail category. However, this was offset by lower revenue in polybag sampling/advertising due to fewer customer new product introductions.

1 to 1 Products

The 1 to 1 products segment had revenue of $38.8 million in 2003, an increase of 15.5% over 2002. Approximately $4.2 million of this growth relates to the inclusion of VRMS revenue for the entire year in 2003 versus only six months in 2002, when VRMS began to be consolidated. The remainder of the increase is due to the increases in direct mail sales. We are integrating the operations of all of our 1 to 1 product groups and repositioning the segment portfolio to enhance future results.

1 to 1 revenues were down 3.7% in 2002 versus 2001. Although direct mail database marketing programs grew rapidly, the overall reduction in demand for direct marketing services resulted in this decrease.

International & Services

This segment is new in 2003, as a result of our acquisition of NCH in February 2003. The segment also includes Valassis Canada (previously in the FSI segment) and Promotion Watch (previously in the 1 to 1 segment). This segment had revenue of $81.2 million in 2003 versus $8.5 million in 2002, as the result of the purchase of NCH with revenue of approximately $71 million.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 53.5% of Valassis’ total revenue in 2003. Valassis inventories work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, we can operate with low, or even negative, working capital.

The majority of the revenue generated by NCH (“NCH”), a 100% owned subsidiary of Valassis, is from its coupon clearing business. NCH invoices the face value of the coupon, a retailer handling fee (if applicable) as well as NCH’s processing fee. The face value and the retailer handling fee are ultimately remitted by NCH to retailers and their agents. NCH records a gross receivable and payable for the coupon face value as well as the retailer handling fees and recognizes revenue only on the NCH processing fee.

Sources and Uses of Cash

Cash and cash equivalents totaled $207.4 million at December 31, 2003 versus $97.2 million at December 31, 2002. This increase was the result of cash provided by operating activities and financing activities of $122.7 million and $53.3 million, respectively, and cash used by investing activities of $68.1 million during the year ended December 31, 2003.

Cash flow from operating activities was $122.7 million in 2003. This is the result of net earnings of $103.7 million adjusted for non-cash items, the largest of which are depreciation and amortization of $17.7 million. Changes in working capital did not have a significant impact on cash flow from operations.

Net cash used in investing activities was $68.1 million up from $35.0 million in 2002. We paid $59.3 million ($45.0 million, net of cash acquired) for the purchase of NCH in the first quarter of 2003. Valassis paid $2.4 million and $1.0 million to obtain the remaining minority interests in PreVision and VRMS, respectively, in 2003. Additionally, capital expenditures increased from $15.5 million in 2002 to $18.3 million (net of $2.0 million in assets purchased from insurance proceeds in relation to the NCH – United Kingdom fire damage) due to the acquisition of NCH.

Current and Long-term Debt

As of December 31, 2003, Valassis’ debt was $311.7 million, which consists of $100.0 million of its 6 5/8% Senior Notes due 2009, $51.8 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. During the year ended December 31, 2003, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk. Valassis was in compliance with all debt covenants at December 31, 2003. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

In May 2003, Valassis issued $160 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. We utilized approximately $111.0 million of the proceeds to repurchase $185.3 million in face value of our Zero Coupon Convertible Senior Notes due in 2021. The resulting premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

The holders of the Zero Coupon Senior Convertible Notes due in 2021 may require us to purchase all or a portion of their notes on June 6, 2004, June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $602.77, $639.76, $742.47 and $861.67 per note, respectively, payable in cash or common stock at the option of Valassis in 2004 and 2006 and cash only in 2011 and 2016. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the Zero Coupon Senior Convertible Notes at their accreted value at any time on or after June 6, 2006, for cash. The balances of these notes, $51.8 million, have been classified as current in the balance sheet as of December 31, 2003. Based upon the current interest rate environment and our current stock price, Valassis is unable to ascertain whether the bondholders will exercise the put option on June 6, 2004. If the bondholders exercise the put option, we may settle payment with cash or stock.

The holders of the Senior Convertible Notes issued in 2003 will receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the Senior Convertible Notes issued in 2003 may require us to purchase all or a portion of their Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. Also, each holder may require us to repurchase all or a portion of such holder’s Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the Notes at their accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and, from time to time, to repurchase common stock through our stock repurchase program.

As of December 31, 2003, Valassis had authorization to repurchase an additional 2.7 million shares of its common stock under its existing share repurchase program. Although share repurchase was minimal in 2003, Valassis is committed long term to its share repurchase program. Valassis has resumed repurchasing shares in the first quarter of 2004.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Valassis’ contractual obligations as of December 31, 2003, are as follows:

	Payments due by Period
(in thousands of U.S. dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Public Debt	$391,636	$51,842	$—	$—	$339,794	(1)
Revolving Credit Facility	—
Operating Leases	47,318	8,167	21,475	10,572	7,104
Other Long-term Liabilities	7,701		282		7,419
Interest	$46,425	9,230	18,460	18,460	275

	$493,080	$69,239	$40,217	$29,032	$354,592

(1)	Non-current long-term debt is included at face value

Off-Balance Sheet Arrangements

As of December 31, 2003, Valassis did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $18.3 million (net of $2.0 million in assets purchased from insurance proceeds from the NCH – United Kingdom fire damage) for the year ended December 31, 2003, largely representing the addition of a new printing press. Management expects future capital expenditure requirements of approximately $15 million to $20 million over each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Valassis does not intend to make a voluntary change in its method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities.” The pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, prospectively. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The pronouncement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the standard became effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, “Significant Accounting Policies”, of our Annual Report on Form 10-K for the year ended December 31, 2003. Valassis does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Revenue Recognition:

FSI

Revenue for FSIs and custom cooperative FSIs are recognized in the period that the product is distributed in the newspaper. In accordance with industry practice, Valassis generally pre-bills FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments are made at the time that the related revenue is recognized.

ROP

ROP revenue is recognized on the date that the advertisement runs in the newspaper. Some customers have contracts whereby Valassis earns a transaction fee and the media costs are pass-through costs to the customer. In such cases, Valassis only recognizes the transaction fee as revenue on the date the advertisement runs in the newspaper. Customer contracts can vary which may lead to material changes in revenue for this segment, while not affecting absolute gross margin dollars.

Cluster Targeted

The majority of Cluster Targeted products are newspaper delivered and revenue is recognized in the period that the product is distributed. For non-newspaper-delivered products, revenue is recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

1 to 1 Products

Revenue for direct mail products are recognized when the product is inserted into the United States Postal Service mail stream. Revenues from software products are recognized per installation and revenues from services are recognized on a percent-complete method.

International & Services

Revenue for coupon clearing does not include the face value of the coupons processed or the retailer service fee. However, customers are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

Stock Compensation – Valassis grants stock options to its employees under various incentive plans. Options are granted with exercise prices equal to the fair value on the date of grant. We account for all options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and make various estimates used in calculating the pro forma results as required by SFAS No. 123.

Derivative Financial Instruments – Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. We have also purchased the British pound under one-month to four-month foreign exchange contracts to stabilize intercompany receivables. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, our Mexican peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed.

Other Matters – Valassis does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

BUSINESS OUTLOOK

The following statements are based on expectations as of the filing of this document. These statements are forward-looking and actual results may differ materially.

•	Although the cooperative FSI industry is expected to continue to grow on a unit basis in 2004 and our market share is expected to increase in 2004, pricing is expected to be down significantly based on the intense competitive pricing pressure in the traditional cooperative FSI industry. As a result, FSI revenue and margin is expected to decline in 2004 as compared to 2003. FSI revenue is expected to be down 1% to 5%.

•	ROP revenues are expected to increase over 80% in 2004 versus 2003, with a reduction in gross margin percentage, in large part due to a change in structure for certain large contracts resulting in the recognition of gross revenue versus a service fee only. It is expected that ROP will improve its operating margin by 10% to 15%.

•	Cluster Targeted product revenues are expected to increase 10% to 15% with a slight margin increase.

•	1 to 1 revenues are expected to increase 20% to 25%.

•	International & Services revenues are expected to increase a low-single digit percentage (as compared to a full year of NCH results) and we will begin testing products and services in Europe.

•	Valassis total revenue is expected to be up a mid-single digit percentage in 2004.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are foreign exchange rates at Valassis’ international subsidiaries, interest rates on various debt instruments and credit risk on investments.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Additionally, Valassis has purchased the British pound under one-month to four-month forward foreign exchange contracts to stabilize intercompany receivables. Under SFAS No. 133, our Mexican peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the year ended December 31, 2003, we recorded an unrealized market value gain of $92,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2003, Valassis had a commitment to purchase $6.9 million in Mexican pesos over the next twelve months and approximately $1.0 million in British pounds over the next month. In January 2004, Valassis entered into an additional commitment to purchase $229,000 in Mexican pesos to help stabilize its production costs. Further, in February 2004, Valassis entered into an additional commitment to purchase approximately $1.0 million in British pounds to cover an additional intercompany receivable expected to be repaid in June 2004.

Interest Rates

Valassis has a revolving line of credit of $125.0 million with a variable rate of interest calculated on either a Euro Currency-based rate or a prime rate. As of December 31, 2003, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$207,360	$97,156
Accounts receivable (less allowance for doubtful accounts of $3,344 at December 31, 2003 and $2,120 at December 31, 2002)	206,908	114,248
Inventories:
Raw materials	8,139	9,791
Work in progress	12,853	11,258
Prepaid expenses and other	15,767	6,971
Deferred income taxes (Note 5)	2,426	2,223
Refundable income taxes	3,170	329

Total current assets	456,623	241,976

Property, plant and equipment, at cost:
Land and buildings	38,214	27,968
Machinery and equipment	123,977	120,215
Office furniture and equipment	48,192	37,373
Automobiles	978	1,069
Leasehold improvements	3,073	1,997

	214,434	188,622
Less accumulated depreciation and amortization	(127,559)	(121,883)

Net property, plant and equipment	86,875	66,739

Intangible assets (Note 2):
Goodwill	170,738	101,764
Other intangibles	34,555	34,555

	205,293	136,319
Less accumulated amortization	(73,831)	(73,619)

Net intangible assets	131,462	62,700

Equity investments and advances to investees (Note 11)	3,553	3,781
Other assets	7,306	2,821
Deferred income taxes (Note 5)	6,935	8,062

Total assets	$692,754	$386,079

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	YEAR ENDED
(in thousands of U.S. dollars, except share data)	Dec. 31, 2003	Dec. 31, 2002
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion long-term debt	$51,842	$—
Accounts payable	197,842	86,097
Accrued interest	3,293	3,063
Accrued expenses	44,504	38,913
Progress billings	51,694	33,721

Total current liabilities	349,175	161,794

Long-term debt (Note 3)	259,819	257,280
Other non-current liabilities	7,701	292
Stockholders’ equity (deficit) (Notes 8 and 9):
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at December 31, 2003 and December 31, 2002
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,084,261 at December 31, 2003 and 63,087,398 at December 31, 2002; outstanding 52,072,154 at December 31, 2003 and 51,995,132 at December 31, 2002	631	630
Additional paid-in capital	35,373	34,640
Deferred compensation	(471)	(771)
Retained earnings	390,784	287,076
Accumulated other comprehensive income/(loss)	1,704	(507)
Treasury stock, at cost (11,012,107 shares at December 31, 2003 and 11,092,266 shares at December 31, 2002)	(351,962)	(354,355)

Total stockholders’ equity (deficit)	76,059	(33,287)

Total liabilities and stockholders’ equity (deficit)	$692,754	$386,079

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

	YEAR ENDED
(in thousands of U.S. dollars, except per share data)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Revenues	$916,520	$852,296	$847,455

Costs and expenses:
Cost of products sold	619,927	538,624	541,382
Selling, general and administrative	120,245	94,687	89,168
Loss on equity investments	—	1,653	4,084
Amortization of intangible assets	210	211	3,433
Goodwill and investment impairment charges	—	55,300	6,062

Total costs and expenses	740,382	690,475	644,129

Earnings from operations	176,138	161,821	203,326

Other expenses and income:
Interest expense	13,134	13,347	17,711
Refinancing charge	3,868	—	2,024
Other (income) and expenses	(3,697)	(723)	(2,074)

Total other expenses and income	13,305	12,624	17,661

Earnings before income taxes	162,833	149,197	185,665

Income taxes	59,125	53,943	67,806

Net earnings	$103,708	$95,254	$117,859

Net earnings per common share, basic	$1.99	$1.79	$2.20

Net earnings per common share, diluted	$1.98	$1.77	$2.17

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands of U.S. dollars)	Common Stock	Additional Paid-In Capital	Deferred Compen- sation	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total	Total Compre- hensive Income
Balances at Jan. 1, 2001	$629	$7,080	(1,983)	$73,963	$(251,733)	$(460)	$(172,504)
Net earnings				117,859				$117,859
Other comprehensive income:
Foreign currency translation								(100)

Total comprehensive income								$117,759

Stock repurchase					(60,935)		(60,935)
Exercise of stock options		15,791			31,932		47,723
Deferred compensation			641				641
Stock grants	1	1,631					1,632

Balances at Dec. 31, 2001	630	24,502	(1,342)	191,822	(280,736)	(460)	(65,584)
Net earnings				95,254				$95,254
Other comprehensive income:
Foreign currency translation								53

Total comprehensive income								$95,307

Stock repurchase					(96,885)		(96,885)
Exercise of stock options		8,290			23,266		31,556
Deferred compensation			571				571
Stock grants		1,848					1,848

Balances at Dec. 31, 2002	630	34,640	(771)	287,076	(354,355)	(460)	(128,494)
Net earnings				103,708				$103,708
Other comprehensive income:
Foreign currency translation								2,119
Gain on hedging contracts								92

Total comprehensive income								$105,919

Stock repurchase					(18)		(18)
Exercise of stock options		(481)			2,411		1,930
Deferred compensation			300				300
Stock grants	1	1,214					1,215
Other comprehensive income						2,211	2,211

Balances at Dec. 31, 2003	$631	$35,373	$(471)	$390,784	$(351,962)	$1,751	$(122,856)

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Cash flows from operating activities:
Net earnings	$103,708	$95,254	$117,859
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,663	12,497	10,302
Amortization of intangibles	210	211	3,433
Amortization of bond discount	2,805	4,647	2,664
Provision for losses on accounts receivable	544	1,069	1,800
Writedown of impaired assets	—	55,300	6,062
Losses on equity investments	—	1,653	4,084
Stock-based compensation charge	903	1,815	2,654
Loss/(gain) on sale of property, plant and equipment	(494)	726	(770)
Deferred income taxes	2,272	(12,065)	9,074
Changes in assets and liabilities which increase/(decrease) cash flow:
Accounts receivable	(14,895)	18,243	(19,023)
Inventories	57	6,851	(20)
Prepaid expenses and other	(4,478)	(2,016)	626
Other assets	(3,914)	3,798	(1,661)
Other liabilities	2,900	292	(1,681)
Accounts payable	10,530	3,262	(2,920)
Accrued interest and expenses	(7,459)	11,568	(5,588)
Income taxes	(2,605)	9,266	5,174
Progress billings	17,973	(18,045)	2,737

Total adjustments	19,012	99,072	16,947

Cash flows from operating activities	$122,720	$194,326	$134,806

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Cash flows from investing activities:
Additions to property, plant and equipment	$(18,274)	$(15,540)	$(15,741)
Replacement equipment reimbursed by insurance companies from damage claims	(2,012)	—	—
Proceeds from sale of property, plant and equipment	667	1,033	2,178
Acquisition of NCH, net of cash acquired	(44,998)	—	—
Acquisition of PreVision Marketing, net of cash acquired	(2,359)	(8,000)	—
Acquisition of remaining interest in VRMS, net of cash acquired	(1,000)	(2,905)	—
Investments and advances to affiliated companies	—	(9,623)	(24,815)
Other	(94)	—	—

Net cash used in investing activities	(68,070)	(35,035)	(38,378)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,692	26,874	37,253
Purchase of treasury shares	(18)	(97,078)	(60,934)
Repayment of long-term debt	(108,424)	—	(18,398)
Borrowings of long-term debt	160,000	—	152,627
Net payments under revolving line of credit	—	(2,600)	(207,400)

Net cash provided (used) in financing activities	53,250	(72,804)	(96,852)

Effect of exchange rate changes on cash	2,303	54	(101)
Net increase (decrease) in cash and cash equivalents	110,204	86,541	(525)
Cash and cash equivalents at beginning of the year	97,156	10,615	11,140

Cash and cash equivalents at end of the year	$207,360	$97,156	$10,615

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,150	$6,915	$18,525
Cash paid during the year for income taxes	$57,153	$56,732	$63,996
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$1,214	$1,406	$1,632
Contingent purchase price for acquisition of PreVision	—	—	$8,000

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 2002 and 2001 have been reclassified to conform to current period classifications.

REVENUE RECOGNITION

Revenue for newspaper-delivered promotions is recognized in the period the product is distributed in the newspaper. In accordance with industry practice, Valassis generally pre-bills FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Products and services not distributed via newspapers are recognized in revenue when the product is shipped or the service is performed. Revenue generated by NCH Marketing Services, Inc. (“NCH”) for processing coupons for payment does not include the face value of the coupon or the retailer handling fee. Once the coupon processing is complete, the NCH processing fee revenue is recognized.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

Valassis considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are accounted for using the first in, first out (FIFO) method of inventory valuation.

ADVERTISING

The costs of advertising are expensed as incurred and are classified within “Selling, General and Administrative” on the “Consolidated Statements of Income.”

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

Class	Range
Buildings	5 - 20 years
Machinery and equipment	5 - 15 years
Office furniture, fixtures, and computer equipment and software	3 - 5 years
Automobiles	3 years
Leasehold improvements	3 - 10 years

GOODWILL AND INTANGIBLE ASSETS

Intangible assets largely consist of goodwill arising from our acquisitions. Under the provisions of SFAS No. 142, goodwill and other intangibles with indefinite lives are not amortized but are subject to annual impairment tests. We adopted SFAS No. 142 on January 1, 2002 and initial testing indicated no impairment. During the second half of 2002, we identified indicators of possible impairment of recorded goodwill and accordingly wrote down $51.3 million of goodwill related to two subsidiaries, Valassis Relationship Marketing Systems, LLC (“VRMS”) and PreVision Marketing, LLC (“PreVision”). See Note 2 for additional disclosure.

Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, which range from 10 to 20 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. As part of this review, we assess the useful lives assigned to intangible assets.

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

STOCK-BASED COMPENSATION

Valassis grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognize no compensation expense for the stock option grants.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table reconciles reported net income to pro forma net income as if we accounted for stock options under the fair value method of SFAS No. 123. (See Note 8 for additional disclosures.)

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Net income, as reported	$103,708	$95,254	$117,859
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	768	1,071	1,369
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(9,741)	(9,228)	(10,905)

Pro forma net income	$94,735	$87,097	$108,323

Earnings per share:
Basic - as reported	$1.99	$1.79	$2.20
Basic - pro forma	$1.82	$1.64	$2.02

Diluted - as reported	$1.98	$1.77	$2.17
Diluted - pro forma	$1.81	$1.62	$1.99

DERIVATIVES AND HEDGING TRANSACTIONS

Valassis accounts for all derivative instruments and hedging activities under SFAS No. 133. This statement requires all derivative instruments to be recorded in the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

COMPREHENSIVE INCOME

Foreign currency translation is the majority component of our other comprehensive income. Valassis also includes any gains or losses from hedging contracts in other comprehensive income.

ACCUMULATED FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Valassis does not intend to make a voluntary change in its method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities.” The pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, prospectively. The adoption of SFAS No. 133 did not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The pronouncement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the standard became effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject Valassis to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10 percent of Valassis’ sales during the years ended December 31, 2003, 2002, or 2001. Generally, we do not require collateral or other security to support customer receivables.

Valassis’ debt is also a financial instrument with the estimated fair market value of the debt at $3.5 million above carrying value as of December 31, 2003 and $15.9 million under carrying value at December 31, 2002. See Note 3 for additional fair value disclosure.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(2) GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Dec. 31, 2003	Cumulative Impairment Loss Recognized at Dec. 31, 2003	Unamortized Balance at Dec. 31, 2003	Weighted Average Useful Life (in years)
Amortizable intangible assets	$2,455	$(1,026)	$—	$1,429	8.9
Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)	—	18,257
ROP	3,599	(2,260)	—	1,339
Cluster Targeted	4,195	(209)	—	3,986
1 to 1 Products	83,316	(2,433)	(51,300)	29,583
International & Services	65,527	—	—	65,527
The Valassis name and other	32,100	(20,759)	—	11,341

Total non-amortizable intangible assets	$254,138	$(72,805)	$(51,300)	$130,033

Total	$256,593	$(73,831)	$(51,300)	$131,462

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH for $59.3 million in cash. Goodwill of $65.5 million was recorded and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. We do not expect that any of our recorded goodwill will be deductible for tax purposes.

The provisions of SFAS No. 142 require us to cease amortization of goodwill and other intangible assets with indefinite lives. However, goodwill and other intangibles are subject to annual impairment tests in which impairment is defined as fair market value less than the carrying value of the asset on the financial statements. We tested for impairment by utilizing the discounted cash flow method which did not indicate any additional impairment of goodwill or intangible assets with indefinite lives as of December 31, 2003.

During the second half of 2002, Valassis identified indicators of possible impairment of its recorded goodwill related to its two subsidiaries, VRMS and PreVision. Such indicators included the general slowdown of the retail economy evidenced by general declines in consumer and business spending in marketing and promotions spending, the significant declines in valuations of technology-based companies in comparison with the market valuations at the time we invested in VRMS and PreVision and changes in our strategic plans for the acquired companies. Based upon the results of its discounted cash flow analyses and third-party valuations, we identified certain levels of impairment corresponding with the business unit goodwill initially recorded with the acquisitions of VRMS and PreVision. Accordingly, we recorded an impairment loss of $51.3 million during the fourth quarter of 2002 included in “Goodwill and Investment Impairment Charges” on the consolidated statements of income.

Amortizable intangible assets include a non-compete agreement and corporate logos. The associated amortization expense for the year ended December 31, 2003 was approximately $210,000. Amortization expense is expected to be approximately $211,000 for each of the next five succeeding years.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table presents actual results of operations for the year ended December 31, 2003 and 2002, and a reconciliation of reported net income to the adjusted net income, as if goodwill and indefinite-lived intangible assets had not been amortized, for the same period of 2001:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Net earnings:
Reported net earnings	$103,708	$95,254	$117,859
Add back: goodwill and intangible amortization, after tax	—	—	2,180

	$103,708	$95,254	$120,039

Basic earnings per share:
Reported net income	$1.99	$1.79	$2.20
Add back: goodwill and intangible amortization	—	—	0.04

	$1.99	$1.79	$2.24

Diluted earnings per share:
Reported net income	$1.98	$1.77	$2.17
Add back: goodwill and intangible amortization	—	—	0.04

	$1.98	$1.77	$2.21

(3) LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,819	99,784
Zero Coupon Senior Convertible Notes due 2021, net of discount	51,842	157,246
Senior Convertible Notes due 2033, net of discount	160,000	—
Note payable	—	250

	$311,661	$257,280
Less current portion	51,842	—

	$259,819	$257,280

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

In May 2003, Valassis issued $160.0 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. Valassis utilized approximately $111.0 million of the proceeds to repurchase $185.3 million in face value of its Zero Coupon Senior Convertible Notes issued in 2001. The resulting premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

During September 2001, Valassis retired its 9.55% Senior Notes due 2003 with a face value of $15.8 million prior to maturity. The debt retirement resulted in a refinancing charge of $2.0 million.

Minimum long-term debt maturities are approximately $100.0 million in 2009.

CREDIT FACILITY

On November 1, 2002, Valassis replaced its then existing revolving line of credit with a $125.0 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the “Banks”) with Standard Federal Bank, N.A. acting as Agent for the Banks (the “Revolving Credit Agreement”.) The Revolving Credit Agreement matures in November 2006 and contains a provision whereby Valassis may request an increase in the line of credit up to $175.0 million. The floating-rate interest is calculated on either a Eurocurrency-based rate or a prime rate. The Revolving Credit Agreement contains general covenants, including without limitation, a fixed charge coverage ratio, a funded debt to EBITDA ratio and non-financial covenants. As of December 31, 2003, we did not have any outstanding borrowings and were in compliance with all debt covenants.

PUBLIC DEBT

At December 31, 2003, our public debt consists of 6 5/8% Senior Notes due 2009 issued under an indenture dated January 12, 1999 (the “2009 Notes”), Zero Coupon Senior Convertible Notes due 2021 issued under an indenture dated June 6, 2001 (the “Zero Coupon Convertible Notes”) and Senior Convertible Notes due 2033 (the “Convertible Notes due 2033”, together with the Zero Coupon Convertible Notes the “Senior Convertible Notes”), issued under an indenture dated May 1, 2003. The Senior Notes are general unsecured obligations of Valassis and rank on parity in right of payment with all other Senior Indebtedness of Valassis. Interest is payable on the 2009 Notes semi-annually on January 15 and July 15 of each year. Interest is payable on the Convertible Notes due 2033 semi-annually on May 22 and November 22 for the first five years. We were in compliance with all debt covenants at December 31, 2003. All of our long-term debt contains cross-default provisions which become applicable if Valassis defaults under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contain a conversion trigger based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard Pool’s Rating Group.

In June 2001, 272,100 Zero Coupon Convertible Notes were issued at an issue price of $551.26 per note, which resulted in gross proceeds to Valassis of $150.0 million. In May 2003, we repurchased 185,260 of such notes for approximately $111.0 million, which resulted in a $3.9 million refinance charge. Each note has a yield of 3.0% with a maturity value of $1,000. The notes are convertible by the holder at a conversion rate of 11.8316 shares per note when a market price trigger occurs. A market price trigger occurs the first time that the closing sale price per share of our common stock for at least twenty trading days in any period of thirty consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a note plus the accrued original issue discount to that day. As of December 31, 2003, the accreted conversion price was $595.29.

Additionally, the holders of the Zero Coupon Convertible Notes may require us to purchase all or a portion of their notes on June 6, 2004, June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $602.77, $639.76, $742.47 and $861.67 per note, respectively, payable in cash or common stock at the option of Valassis in 2004 and 2006 and cash only in 2011 and 2016. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. We, at our option, may redeem all or a portion of the Convertible 2021 Notes at their accreted value at any time on or after June 6, 2006, for cash.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2003, Valassis has $51.8 million of the Zero Coupon Convertible Notes. The balance of these notes has been classified as current in our consolidated balance sheet. Based upon the current interest rate environment and our current stock price, Valassis is unable to ascertain whether the bondholders will exercise the put option on June 6, 2004. If the bondholders exercise the put option, we may settle payment with cash or stock. Due to this possibility, we have reclassified the amount to current debt.

239,794 Convertible Notes due 2033 were issued in May 2003 at an issue price of $667.24 per note, which resulted in the gross proceeds to Valassis of $160.0 million. Each note has a yield of 1.625% with a maturity value of $1,000. The Convertible Notes due 2033 are convertible by the holder when a market price trigger occurs. A market price trigger occurs the first time that the closing sale price per share of our common stock for at least twenty trading days in any period of thirty consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a note plus the accrued original issue discount to that day. As of December 31, 2003, the accreted conversion price was $667.24. The notes are convertible at a base rate of 15.16127 shares plus an incremental share factor of up to 9.8556. The incremental shares begin to accrue at the base conversion price, while the number of incremental shares is based upon the stock price at the time of the conversion. At May 22, 2008 the total conversion rate (base rate plus incremental shares) is fixed based upon the stock price as of this date.

The holders of the Convertible Notes due 2033 will receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the Convertible Notes due 2033 may require Valassis to purchase all or a portion of their Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. Also, each holder may require us to repurchase all or a portion of such holder’s Notes if a change of control of Valassis occurs. Valassis, at our option, may redeem all or a portion of the Notes at their accreted value at any time on or after May 22, 2008, for cash.

Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. At December 31, 2003, the estimated fair market value of the debt was $3.5 million more than carrying value. The debt had an estimated fair market value of $15.9 million less than carrying value at December 31, 2002. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The fair market value of convertible debt was estimated using theoretical value as determined through the binomial model. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on Valassis’ ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of its property.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(4) PROFIT SHARING AND BONUS PLANS

Valassis has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all salaried and hourly employees.

Expenses under the aforementioned plans were as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Profit sharing plan	4,077	$4,463	$3,683
Bonus plans for salaried, sales and hourly personnel	11,834	12,403	8,969
Bonus plan for executives	1,774	2,075	1,617

(5) INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2003	Dec. 31, 2003
Pre-tax income (loss):
United States	$157,534	$149,445	$185,654
Foreign	5,299	(248)	11

	$162,833	$149,197	$185,665

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Income taxes have been charged to earnings as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Current payable:
Federal	$50,168	$63,279	$54,279
Foreign	1,327	—	—
State	2,594	2,728	4,454

Total current taxes	$54,089	$66,007	$58,733

Deferred:
Federal	$4,806	$(12,064)	$9,073
Foreign	230	—	—
State	—	—	—

Total deferred taxes	$5,036	$(12,064)	$9,073

Total income taxes	$59,125	$53,943	$67,806

At December 31, 2003, foreign subsidiary earnings of approximately $3.7 million were considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on these earnings.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Expected income tax expense	$56,991	$52,219	$64,973
Increase (decrease) in taxes resulting from:
Amortization of intangibles	—	—	427
State and local income taxes, net of federal benefit	1,686	1,773	2,895
Valuation allowance	—	—	(1,302)
Other items, net	448	(49)	813

Actual income tax expense	$59,125	$53,943	$67,806

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Significant components of our deferred tax liabilities and assets are as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002
Long-term deferred income tax assets (liabilities):
Depreciation on plant and equipment	$(6,706)	$(5,218)
Deferred compensation	2,867	3,588
Operating loss and credit carryforward	990	—
Convertible notes	(3,660)	(3,744)
Restricted stock	538	1,242
Consulting agreement	454	505
Equity losses	12,500	(8,387)
Goodwill impairment	—	19,963
Foreign	(39)	—
Other	171	113

Long-term deferred income tax assets	7,115	8,062
Valuation allowance	(180)	—

Net long-term deferred income tax assets	$6,935	$8,062

Current deferred income tax assets (liabilities):
Inventory	$449	$450
Accrued expense	632	1,170
Allowance for uncollectible accounts	976	764
Other reserves	(205)	—
Prepaid advertising revenue	—	(157)
Foreign	581	—
Other - net	(7)	(4)

Total current deferred income tax assets	2,426	2,223

The anticipated tax benefit of U.S. net operating loss and credit carryforwards is $1.0 million at December 31, 2003. These losses will begin to expire in 2018. For financial statement purposes, the tax benefit of net operating loss and credit carryforwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. Valassis evaluates its net operating loss and credit carryforwards on an ongoing basis. At December 31, 2003, the valuation allowance associated with net operating loss was $123,000.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(6) COMMITMENTS

Total operating lease rentals, for various office space, charged to expense were $7.4 million, $5.6 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2003 are as follows:

Year Ending Dec. 31,	(in thousands of U.S. dollars)
2004	$8,167
2005	7,652
2006	7,297
2007	6,526
2008	3,814
Thereafter	13,861

$47,318

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

(in thousands of U.S. dollars) Year Ended	Base Salary	Maximum Cash Bonus
Dec. 31, 2004	$2,420,000	$2,420,000
Dec. 31, 2005	2,420,000	2,420,000
Dec. 31, 2006	2,001,250	2,001,250
Dec. 31, 2007	1,565,833	1,565,833
Dec. 31, 2008	1,528,000	1,528,000

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain EPS and/or sales targets. We also provide stock options and restricted stock grants to certain executives (See Notes 8 and 9).

(7) CONTINGENCIES

Valassis’ lawsuit against Dennis Garberg Associates, Inc., d/b/a The Sunflower Group, which had been pending in the United States District Court for the Eastern District of Michigan, has been amicably resolved by mutual agreement between the parties. The settlement has not and is not expected to have a material effect on the financial statements of Valassis.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(8) STOCK COMPENSATION PLANS

Valassis’ Amended and Restated 1992 Long-Term Incentive Plan authorizes option grants for the issuance of a maximum of 13,045,921 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

Valassis’ Broad-Based Incentive Plan authorizes option grants for the issuance of a maximum of 2,165,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

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

At December 31, 2003, there were outstanding options among 1,368 participants for the purchase of 7,634,949 shares. At December 31, 2003, there were 3,258,004 shares available for grant.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following options to purchase our common shares were outstanding under the Plan on December 31, 2003.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of Dec. 31, 2003	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Exercisable As of Dec. 31, 2003	Weighted- Average Exercise Price
$5.01 - $20.00	80,408	2.5	$13.18	80,408	$13.18
$20.01 - $25.00	1,007,714	4.9	$21.63	839,645	$21.33
$25.01 - $30.00	3,175,768	8.3	$27.88	518,757	$28.52
$30.01 - $35.00	1,702,888	2.0	$34.38	1,578,744	$34.49
$35.01 - $40.00	1,487,621	6.6	$35.74	482,831	$35.92
$40.01 - $50.00	180,550	6.0	$42.22	159,210	$42.27

	7,634,949	6.0	$30.22	3,659,595	$30.68

A summary of Valassis’ stock option activity for the years ended December 31, 2003, 2002 and 2001, is as follows:

	Year Ended Dec. 31, 2003		Year Ended Dec. 31, 2002
	Shares	Weighted Average per Share Exercise Price	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	5,959,675	$31.26	5,807,400	$29.66
Granted	2,015,283	$26.92	1,389,370	$31.83
Exercised	(80,859)	$19.78	(1,040,519)	$23.15
Forfeited	(259,150)	$32.50	(196,576)	$31.06

Outstanding at end of year	7,634,949	$30.22	5,959,675	$31.26

Options exercisable at year end	3,659,595	$30.68	2,717,487	$30.10

	Year Ended Dec. 31, 2001
	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	6,714,502	$26.44
Granted	1,088,340	$34.86
Exercised	(1,890,479)	$20.95
Forfeited	(104,963)	$32.57

Outstanding at end of year	5,807,400	$29.66

Options exercisable at year end	2,942,582	$27.78

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Valassis has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Because the exercise price of our employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock Based Compensation” and has been determined as if Valassis had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 35%, 36% and 35%, weighted-average risk-free interest rates of 3.3%, 3.0% and 4.8%, and weighted-average expected lives of 6.0, 6.0 and 5.8 years.

No options were granted at greater than market value in 2003, 2002, and 2001. The weighted average per share fair value of options granted at market value was $11.11 in 2003, $12.87 in 2002, and $17.16 in 2001. The weighted-average exercise price of options granted in 2003, 2002, and 2001 was $26.92, $31.83, and $34.86, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Valassis’ pro forma net earnings and earnings per share follows:

	YEAR ENDED
(in thousands of U.S. dollars, except per share data)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Pro forma net earnings	$94,735	$87,097	$108,323
Pro forma earnings per share, basic	$1.82	$1.64	$2.02
Pro forma earnings per share, diluted	$1.81	$1.62	$1.99

The pro forma effects in 2003, 2002, and 2001 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan provides for the grant of restricted stock to executives and to non-employee directors. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to employment agreements between Valassis and certain executives, 13,500 and 18,000 shares of restricted stock were issued to such executives in 2003 and 2001, respectively. The average fair value of these restricted stock grants in 2003 and 2001 was $29.43 per share and $31.56 per share, respectively. Pre-tax compensation expense related to these grants for the years ended December 31, 2003, 2002 and 2001 was approximately $0.4 million, $0.2 million and $0.2 million, respectively. Also during 2003, 2002 and 2001, a portion of the total payments to our outside directors was paid in restricted stock from this plan, with a total value of approximately $134,000, $125,000, and $120,000, respectively.

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executive officers. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to employment agreements between Valassis and certain executives, 22,500 shares 36,000 shares and 22,500 shares of restricted stock with an average fair value at the date of $29.43, $35.62 and $31.56 per share, respectively, were issued to such executives in 2003, 2002, and 2001, respectively. In addition, shares were also issued to other executives in 2001 in the amount of 7,000 shares with an average fair value at the date of the grant of $31.56 per share. Pre-tax compensation expense related to the plan for years ended December 31, 2003, 2002 and 2001 was approximately $1.0 million, $1.5 million and $2.0 million, respectively.

Employee Stock Purchase Plan

All full-time employees are eligible to participate in our Employee Stock Purchase Plan. The plan provides that participants may authorize Valassis to withhold a portion of earnings to be used to purchase our common stock at prevailing market prices. Under the plan, Valassis contributed on behalf of each participant 25% of the participant’s contributions during the year. The value of our stock contributed by Valassis and expensed totaled approximately $108,000, $86,000, and $101,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

401(k) Plan

Valassis’ 401(k) Plan includes a 25% match, payable in Valassis stock, on each participant’s annual contributions to the Plan that are invested in Valassis stock at the end of the year. The expense related to this plan for the years ended December 31, 2003, 2002 and 2001 was approximately $151,000, $251,000, and $300,000, respectively.

(9) STOCKHOLDERS’ EQUITY

On September 1, 1999, the Board of Directors adopted a Stockholder Rights Agreement, which was amended on October 10, 2003 (the “Agreement”). Pursuant to the Agreement, the Board declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of the Company’s common stock. The Rights are attached to and automatically trade with the outstanding shares of the Company’s common stock.

The Rights will become exercisable only in the event that any person or group of persons acquires 15% (or 20% in the case of a particular investor) or more of the Company’s common stock or commences a tender offer for 15% or more of the Company’s common stock. Once the Rights become exercisable they entitle the shareholder to purchase one one-hundredth of a share of preferred stock of the Company at an exercise price of $1.70. The Rights expire on September 1, 2009. The Company is entitled to redeem the rights at $0.01 per Right at any time, prior to the expiration of the Rights, before a person or group acquires the requisite amount of common stock to trigger the Rights.

In addition, as of December 31, 2003, Valassis had authorization to repurchase an additional 2.7 million shares of its common stock under its existing share repurchase program. Valassis repurchased 700 shares, 2.0 million shares and 2.1 million shares during the years ended December 31, 2003, 2002 and 2001, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(10) FOREIGN CURRENCY AND DERIVATIVE INSTRUMENTS

The functional currencies for Valassis’ foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis. The impact of foreign currency translations was a gain of $2.1 million for the year.

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Additionally, Valassis has purchased the British pound under one-month to four-month forward foreign exchange contracts to stabilize intercompany receivables. Under SFAS No. 133, our Mexican peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income.

For the year ended December 31, 2003, we recorded an unrealized market value gain of $92,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2003, Valassis had a commitment to purchase $6.9 million in Mexican pesos over the next twelve months and approximately $1.0 million in British pounds over the next month. In January 2004, Valassis entered into an additional commitment to purchase $229,000 in Mexican pesos to help stabilize its production costs. Further, in February 2004, Valassis entered into an additional commitment to purchase approximately $1.0 million in British pounds to cover an additional intercompany receivable expected to be repaid in June 2004.

(11) ACQUISITIONS AND INVESTMENTS

NCH Marketing Services, Inc. (“NCH”)

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH for $59.3 million cash, paid for out of existing cash on hand. NCH is the premier coupon processing and promotion information management company in the United States and worldwide. The combined products and services base of NCH and Valassis allows us to provide integrated marketing solutions on a global basis. Goodwill of $65.5 million was recorded and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

The Consolidated Balance Sheet as of December 31, 2003 includes the assets, liabilities and accumulated other comprehensive income of NCH. The Consolidated Statement of Income includes the financial results of NCH from February 14, 2003 to December 31, 2003 which included revenues of approximately $71.0 million. NCH had revenues of $80.1 million, $72.3 million and $73.6 million for the twelve months ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively. The financial results of NCH were not considered material for purposes of pro forma disclosure. Revenues consist primarily of processing fees for coupon audit and analysis, data and information management, data analytics, trade marketing programs, and the management and disbursement of customer funds for coupon administration. We do not recognize revenue, or cost of services, for the face value of coupons processed. Once coupon processing has been completed, fee revenues are recognized.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

PreVision Marketing, LLC (“PreVision”)

On August 11, 2000, Valassis acquired 80% of the outstanding membership interest in PreVision for $30.0 million cash and approximately $5.0 million in restricted stock. PreVision is a direct marketing firm specializing in one-to-one marketing, customer retention and customer acquisition. The acquisition of PreVision was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for PreVision have been included in our financial statements since the date of acquisition. The purchase agreement executed in connection with this transaction also contains additional payments contingent on the future earnings performance of PreVision. Based upon the financial results for the year ended December 31, 2001 for PreVision, Valassis paid an additional $8.0 million in 2002. In May 2003, we acquired the remaining 20% of PreVision for $2.4 million.

Valassis Relationship Marketing Systems, LLC (“VRMS”)

On July 1, 2002, Valassis exercised its option to acquire the remaining shares of Relationship Marketing Group, Inc. (“RMG”) for $4.5 million. As a result, our interest in VRMS was increased to approximately 89%. Effective July 1, 2002, our consolidated financials include the financial results of VRMS. An additional reclassification was made on our balance sheet for $31.1 million from “Equity Investments and Advances to Investees” to “Goodwill” for previous investments in VRMS. In March 2003, Valassis acquired the remaining 11% of VRMS for $1.0 million.

Save.com

Valassis previously owned approximately 50% of Save.com. During September 2001, Valassis took a one-time charge of $6.8 million relating to the closedown of Save.com and resulting restructuring costs, which includes certain severance costs included in SG&A.

Impairment Charges

During the fourth quarter of 2002, Valassis identified indicators of possible impairment of its recorded goodwill and recorded a writedown of $51.3 million related to VRMS and PreVision. See Note 2 for additional disclosures.

During December 2002, we wrote down $4.0 million of our 7% interest in an Internet couponing business based on the valuation implied during the investment’s most recent round of financing. We have a remaining $3.5 million balance on this investment. The $4.0 million charge is included in “Goodwill and investment impairment charges” on the consolidated statements of income.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(12) SEGMENT REPORTING

Valassis has five reportable segments, Free-standing Inserts (FSI), Run of Press (ROP), Cluster Targeted, 1 to 1 Products and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review in our chief operating decisionmakers. They are managed separately because each business requires different marketing strategies and offers different products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings before taxes. Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

(in millions of U.S. dollars)	Year Ended Dec. 31,
	FSI	ROP	Cluster Targeted	1 to 1 Products		International & Services		Total
2003
Revenues from external customers	$490.6	$55.2	$250.7	$38.8		$81.2		$916.5
Intersegment revenues	—	—	—	0.7		—		0.7
Depreciation/amortization	8.5	0.2	2.0	0.9		3.3		14.9
Segment profit (loss)	$136.2	$6.5	$25.9	$(5.3)		$12.8		$176.1

2002
Revenues from external customers	$570.7	$41.1	$198.5	$33.6		$8.4		$852.3
Intersegment revenues	—	—	—	—		—		—
Depreciation/amortization	10.6	0.1	2.0	0.2		—		12.9
Segment profit (loss)	$195.2	$6.1	$20.5	$(57.1	)(1)	$(2.9	)(2)	$161.8

2001
Revenues from external customers	$574.3	$31.9	$197.1	$34.9		$9.3		$847.5
Intersegment revenues	—	—	—	—		—		—
Depreciation/amortization	9.7	—	2.0	2.0		—		13.7
Segment profit (loss)	$188.6	$2.3	$19.8	$(3.4)		$(4.0	)(3)	$203.3

(1) - Includes $51.3 million impairment of goodwill charges for VRMS and PreVision.

(2) - Includes $4.0 million impairment charge of an Internet couponing business.

(3) - Includes $6.8 million impairment charge of Save.com.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Profit for reportable segments	$176.1	$161.8	$203.3
Unallocated amounts:
Interest expense	13.1	13.3	17.7
Refinancing charge	3.9	—	2.0
Other (expenses) and income	(3.7)	(0.7)	(2.1)

Earnings before Taxes	162.8	149.2	185.7

Domestic and foreign revenues were as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
United States	$874.9	$847.2	$842.6
Foreign	41.6	5.1	4.9

	$916.5	$852.3	$847.5

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(13) EARNINGS PER SHARE

Earnings per common share (“EPS”) data was computed as follows:

	YEAR ENDED
(in thousands of U.S. dollars, except per share data)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Net earnings	$103,708	$95,254	$117,859

Basic EPS:
Weighted average common shares outstanding	52,028	53,196	53,593

Net earnings per common share, basic	$1.99	$1.79	$2.20

Diluted EPS:
Weighted average common shares outstanding	52,028	53,196	53,593
Shares issued on exercise of dilutive options	1,767	5,475	3,056
Shares purchased with proceeds of options	(1,609)	(5,020)	(2,277)
Shares contingently issuable	83	101	34

Shares applicable to diluted earnings	52,269	53,752	54,406

Net earnings per common share, diluted	$1.98	$1.77	$2.17

Unexercised employee stock options to purchase 5,937,007 shares, 1,481,316 shares, and 2,275,563 shares of Valassis’ common stock as of December 31, 2003, 2002 and 2001, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of our common stock during the respective periods.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Note 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and December 31, 2002.

	THREE MONTHS ENDED
(in thousands of U.S. dollars, except for per share data)	March 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2003

Revenues	$204,045	$243,111	$230,065	$238,299
Cost of products sold	134,501	161,847	156,039	167,540
Net earnings	26,025	27,506	26,717	23,460
Net earnings per common share, diluted	$0.50	$0.53	$0.51	$0.45

(in thousands of U.S. dollars, except for per share data)	March 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2002

Revenues	$203,772	$202,569	$214,224	$231,731
Cost of products sold	126,816	124,587	135,113	152,108
Net earnings (loss)	32,577	33,782	32,742	(3,846	)(1)
Net earnings (loss) per common share, diluted	$0.60	$0.62	$0.61	$(0.07)

(1)	Includes $51.3 million ($32.7 million net of taxes) impairment of goodwill charges for VRMS and PreVision and a $4.0 million ($2.6 million net of taxes) charge for the writedown of an Internet couponing investment.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) at December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of Valassis’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 8, 2004

Item 9. Changes and disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

As of the end of this period covered by this filing of the Annual Report on Form 10-K, Valassis carried out an evaluation, under the supervision and with the participation of Valassis’ Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that Valassis will consider recommendations from shareholders of candidates for election as a director of Valassis and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by Valassis shareholders.

Valassis has adopted a Code of Business Conduct and Ethics that applies to all of its employees, including its Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The text of this Code is available on the internet at the Valassis website at www.valassis.com. Valassis intends to satisfy its disclosure obligations regarding amendments to the Code and waivers that apply to the above named officers by posting this information on the Valassis website.

Item 11. Executive Compensation

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2004 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth in the Valassis Proxy Statement for the 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2003, 2002 and 2001.

Schedule		Page
II	Valuation and Qualifying Accounts	S-2

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

No Reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.

By:	/s/Alan F. Schultz	March 12, 2004
	Alan F. Schultz	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ Patrick F. Brennan Patrick F. Brennan	Director	March 12, 2004

/s/ Kenneth V. Darish Kenneth V. Darish	Director	March 12, 2004

/s/ Seth Goldstein Seth Goldstein	Director	March 12, 2004

/s/ Barry P. Hoffman Barry P. Hoffman	General Counsel and Director	March 12, 2004

/s/ Walter H. Ku Walter H. Ku	Director	March 12, 2004

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Marcella A. Sampson Marcella A. Sampson	Director	March 12, 2004

/s/ Faith Whittlesey Faith Whittlesey	Director	March 12, 2004

Schedule II

VALASSIS COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2002, 2001 and 2000

(in thousands of U.S. dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended Dec. 31, 2003	$2,120	$3,700	$2,476	$3,344
Year Ended Dec. 31, 2002	1,051	1,660	591	2,120
Year Ended Dec. 31, 2001	1,322	1,800	2,071	1,051

(1)	Accounts deemed to be uncollectible.

EXHIBIT INDEX

Exhibit Number
2.1	Stock Purchase Agreement by and among Valassis Communications, Inc., Valassis Coupon Clearing, Inc., as Buyer and NCH Stockholders, collectively, as Sellers and NCH Marketing Services, Inc. dated February 13, 2003 (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K filed on February 21, 2003)

3.1	Restated Certificate of Incorporation of Valassis Communications, Inc. (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement No. 33-45189)

3.2	Amended and Restated By-laws of Valassis Communications, Inc. (incorporated by reference to Exhibit 3 (ii) to Valassis’ Form 10-Q for the period ended March 31, 1999)

4.1	Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the Zero Coupon Convertible Senior Notes Due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-65824))

4.2	Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement No. 333-75041)

4.2(a)	First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to Valassis’ Registration Statement No. 333-75041)

4.4	Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to Valassis’ Form 8-K filed on September 23, 1999)

4.5	Amendment No. 1, dated as of October 10, 2003, to Rights Agreement dated as of September 1, 1999, between Valassis Communications, Inc. and National City Corporation, as Rights Agent (incorporated by reference to Exhibit 2 to Valassis’ Form 8-A/A (File No. 011-10991) filed on October 14, 2003)

4.6	Form of Indenture between Valassis Communications, Inc. and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-107787)

10.3*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement No. 33-45189)

10.3(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ 1995 Form 10-K)

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ 1996 Form 10-K)

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ 1998 Form 10-K)

10.3(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ 1999 Form 10-K)

10.3(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ 2000 Form 10-K)

10.3(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ 2001 Form 10-K)

10.3(g)*	Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.4*	Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to Valassis’ Registration Statement No. 33-45189)

10.4(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to Valassis’ 1995 Form 10-K)

10.4(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to Valassis’ 1997 Form 10-K)

10.4(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to Valassis’ 1998 Form 10-K)

10.4(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to Valassis’ 1999 Form 10-K)

10.4(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to Valassis’ 2000 Form 10-K)

10.4(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to Valassis’ 2001 Form 10-K)

10.4(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.4(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ 1998 Form 10.K)

10.5(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ 1998 Form 10-K)

10.5(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ 1998 Form 10-K)

10.5(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ 1998 Form 10-K)

10.5(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ 1998 Form 10-K)

10.5(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ 1998 Form 10-K)

10.5(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ 1999 Form 10-K)

10.5(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ 2000 Form 10-K)

10.5(h)	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ 2001 Form 10-K)

10.5(i)*	This Amendment to Employment Agreement is made May 13, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(j)*	This Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.11*	Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement No. 33-45189)

10.11(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

10.11(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ 1995 Form 10-K)

10.11(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10.11(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ 1999 Form 10-K)

10.11(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ 2000 Form 10-K)

10.11(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ 2001 Form 10-K)

10.11(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.12*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 16, 2001)

10.14	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q for the period ended June 30, 1996)

10.15*	Amended and Restated Executive Restricted Stock Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 25, 1996)

10.17*	Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 25, 1996)

10.18*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 25, 1996)

10.22	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ 1998 Form 10-K)

10.23	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis Communications, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.24	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.24(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.25	Credit Agreement dated as of November 1, 2002 among Valassis Communications, Inc. and various financial institutions and Standard Federal Bank, N.A., as Administrative Agent and Lead Arranger with Harris Trust and Savings Bank, as Syndication Agent and Comerica Bank, as Documentation Agent (incorporated by reference to Exhibit 10.3(g) to Valassis’ September 30, 2002 10-Q)

10.26	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 15, 2002)

10.27	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ 2002 Form 10-K)

12.1	Statements of Computation of Ratios

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Auditors

99	Rights Agreement dated as of September 1, 1999 by and between Valassis and the Bank of New York (incorporated by reference to Exhibit 99.1 to Valassis’ Form 8-A 12B/A filed on November 8, 1999)

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

*	Constitutes a management contract or compensatory plan or arrangement.