Form 10-Q
period 2004-03-31
VALASSIS COMMUNICATIONS INC
filed 2004-05-10
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 30, 2004, there were 52,101,117 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

Assets	March 31, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$214,494	$207,360
Accounts receivable (less allowance for doubtful accounts of $4,976 at March 31, 2004 and $3,344 at December 31, 2003)	227,258	206,908
Inventories:
Raw materials	9,101	8,139
Work in progress	10,790	12,853
Prepaid expenses and other	16,175	15,767
Deferred income taxes	2,460	2,426
Refundable income taxes	—	3,170

Total current assets	480,278	456,623

Property, plant and equipment, at cost:
Land and buildings	38,236	38,214
Machinery and equipment	124,777	123,977
Office furniture and equipment	49,301	48,192
Automobiles	867	978
Leasehold improvements	3,037	3,073

	216,218	214,434
Less accumulated depreciation and amortization	(130,732)	(127,559)

Net property, plant and equipment	85,486	86,875

Intangible assets:
Goodwill	170,738	170,738
Other intangibles	34,555	34,555

	205,293	205,293
Less accumulated amortization	(73,884)	(73,831)

Net intangible assets	131,409	131,462

Investments and advances to investees	3,553	3,553
Other assets	6,437	7,306
Deferred income taxes	6,829	6,935

Total assets	$713,992	$692,754

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

Liabilities and Stockholders’ Equity	March 31, 2004	December 31, 2003
	(unaudited)
Current liabilities:
Current portion, long-term debt	$51,842	$51,842
Accounts payable	190,266	197,842
Accrued interest	2,286	3,293
Accrued expenses	33,933	44,504
Progress billings	58,381	51,694
Income taxes payable	10,797	—

Total current liabilities	347,505	349,175

Long-term debt	260,214	259,819
Other non-current liabilities	7,507	7,701

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2004 and December 31, 2003
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,121,438 at March 31, 2004 and 63,084,261 at December 31, 2003; outstanding 52,041,364 at March 31, 2004 and 52,072,154 at December 31, 2003	631	631
Additional paid-in capital	36,632	35,373
Deferred compensation	(1,286)	(471)
Retained earnings	415,406	390,784
Accumulated other comprehensive income	1,818	1,704
Treasury stock, at cost (11,080,074 shares at March 31, 2004 and 11,012,107 shares at December 31, 2003	(354,435)	(351,962)

Total stockholders’ equity	98,766	76,059

Total liabilities and stockholders’ equity	$713,992	$692,754

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2004	March 31, 2003
Revenues	$237,353	$205,045

Costs and expenses:
Cost of products sold	165,524	134,501
Selling, general and administrative	30,544	27,255

Total costs and expenses	196,068	161,756

Earnings from operations	41,285	43,289
Other expenses and income:
Interest expense	3,167	3,341
Other (income) and expenses	(529)	(902)

Total other expenses and income	2,638	2,439

Earnings before income taxes	38,647	40,850

Income taxes	14,025	14,825

Net earnings	$24,622	$26,025

Net earnings per common share, basic	$0.47	$0.50

Net earnings per common share, diluted	$0.47	$0.50

Shares used in computing net earnings per
share, basic	52,091,874	52,012,242

Shares used in computing net earnings per share, diluted	52,546,646	52,198,668

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net earnings	$24,622	$26,025
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,681	3,706
Amortization of bond discount	395	933
Provision for losses on accounts receivable	1,627	256
Gain on sale of property, plant and equipment	(5)	(590)
Stock-based compensation charge	241	392
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	(21,977)	15,527
Inventories	1,101	(1,293)
Prepaid expenses and other	(1,974)	(4,512)
Other liabilities	(194)	3,218
Other assets	3,238	(1,396)
Accounts payable	(7,580)	(24,715)
Accrued expenses and interest	(12,359)	(14,765)
Income taxes	14,147	9,828
Progress billings	6,687	8,230

Total adjustments	(12,972)	(5,181)

Net cash provided by operating activities	11,650	20,844

Cash flows from investing activities:
Additions to property, plant and equipment	(2,203)	(7,249)
Proceeds from sale of property, plant and equipment	37	817
Acquisition of remaining interest of VRMS	—	(1,000)
Acquisition of NCH, net of cash	—	(44,998)
Other	11	8

Net cash used in investing activities	(2,155)	(52,422)

Cash flows from financing activities:
Repurchase of common stock	(3,956)	(18)
Proceeds from the issuance of common stock	1,483	718

Net cash (used)/provided by financing activities	(2,473)	700

Effect of exchange rate changes on cash	112	1,628
Net increase/(decrease) in cash	7,134	(29,250)
Cash at beginning of period	207,360	97,156

Cash at end of period	$214,494	$67,906

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,174	$4,985
Cash paid during the period for income taxes	$—	$1,892
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,057	$1,094

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis”) Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts for 2003 have been reclassified to conform to current period classifications.

2.	Stock Based Compensation

The following table reconciles reported net income to pro forma net income as if Valassis accounted for its stock options under the fair value method of SFAS No. 123.

	Quarter Ending March 31,
(in thousands of U.S. dollars)	2004	2003
Net income, as reported	$24,622	$26,025

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	153	250

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,342)	(2,239)

Pro forma net income	$22,433	$24,036

Earnings per share:
Basic - as reported	$0.47	$0.50
Basic - pro forma	$0.43	$0.46
Diluted - as reported	$0.47	$0.50
Diluted - pro forma	$0.43	$0.46

3.	Foreign Currency and Derivative Financial Instruments

The functional currencies for our foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis.

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Additionally, Valassis has purchased the British pound under a four-month forward foreign exchange contract to stabilize an intercompany receivable. Under SFAS No. 133, our Mexican peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2004, we recorded an unrealized market value gain of $76,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2004, Valassis had a commitment to purchase $5.2 million in Mexican pesos over the next twelve months and approximately $1.0 million in British pounds to be executed in June 2004. In April 2004, Valassis entered into an additional commitment to purchase $308,000 in Mexican pesos to help stabilize its production costs.

Foreign currency translation is the majority component of our other comprehensive income. As of March 31, 2004, our accumulated comprehensive income was $1.8 million of which $1.6 million related to foreign currency translation. The remainder relates to cumulative gains from hedging contracts.

4.	Goodwill and Other Intangibles

Intangible assets as of March 31, 2004 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Mar. 31, 2004		Unamortized Balance at Mar. 31, 2004	Weighted Average Useful Life (in years)
Amortizable intangible assets	$2,455	$(1,079)		$1,376	8.7

Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)		18,257
ROP	3,599	(2,260)		1,339
Cluster Targeted	4,195	(209)		3,986
1 to 1 Products	83,316	(53,733	)(1)	29,583
International & Services	65,527	—		65,527
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	$254,138	$(124,105)		$130,033

Total	$256,593	$(125,184)		$131,409

(1) includes impairment charge of $51,300 taken in the fourth quarter of 2002.

5.	Contingencies

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6.	Segment Reporting

Valassis has five reportable segments: Free-standing Inserts (FSIs), Run of Press (ROP), Cluster Targeted, 1 to 1 Products and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review by the Company’s chief operating decision-makers. They are managed separately because each business requires different marketing strategies and caters to a different customer base.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings before taxes. Assets are not allocated to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

(in millions of U.S. dollars)	Three Months Ended March 31,
	FSI	ROP	Cluster Targeted	1 to 1 Products	International & Services	Total
2004
Revenues from external customers	$127.4	$21.7	$52.9	$12.2	$23.2	$237.4
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.2	$—	$0.5	$0.2	$0.8	$3.7
Segment profit (loss)	$30.7	$1.8	$5.3	$(0.3)	$3.8	$41.3

2003
Revenues from external customers	$127.7	$7.6	$45.8	$10.4	$13.5	$205.0
Intersegment revenues	$—	$—	$—	$0.5	$—	$0.5
Depreciation/amortization	$2.3	$—	$0.5	$0.4	$0.4	$3.6
Segment profit (loss)	$40.7	$0.5	$2.4	$(1.0)	$0.7	$43.3

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
Profit for reportable segments	$41.3	$43.3
Unallocated amounts:
Interest (expense)	(3.2)	(3.3)
Other income and (expenses)	0.5	0.9

Earnings before taxes	$38.6	$40.9

Domestic and foreign revenues for each of the three-month periods ended March 31 were as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2004	2003
United States	$224.3	$197.9
Foreign	13.1	7.1

Total	$237.4	$205.0

7.	Earnings Per Share

Earnings per common share (“EPS”) data were computed as follows:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2004	2003
Net Earnings	$24,622	$26,025

Basic EPS:
Weighted average common shares outstanding	52,092	52,012

Earnings per common share—basic	$0.47	$0.50

Diluted EPS:
Weighted average common shares outstanding	52,092	52,012
Weighted average shares purchased on exercise of dilutive options	4,181	1,121
Shares purchased with proceeds of options	(3,791)	(1,018)
Shares contingently issuable	65	83

Shares applicable to diluted earnings	52,547	52,198

Earnings per common share - diluted	$0.47	$0.50

Unexercised employee stock options to purchase 3,355,575 shares of Valassis’ common stock as of March 31, 2004 were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock during the period.

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

Overview

Valassis’ results for the quarter ended March 31, 2004 reflect revenue growth in all of its segments, except the FSI segment, which remained flat as that segment continues to be affected by the intense competitive pricing situation with News America. Overall revenue grew by $32.4 million or 15.8%, $9.0 million of which was due to the benefit of a full quarter of NCH Marketing Services, Inc. (“NCH”) results versus a partial quarter a year ago. NCH was purchased and consolidated by Valassis in mid-February 2003.

The cooperative FSI industry experienced mid-single digit unit (page) growth in the first quarter of 2004, with growth expected to continue. However, as previously disclosed, Valassis experienced a market share loss and intensified pricing pressure in 2003, in comparison to 2002. Even as we continue to regain market share in 2004, the intense competitive pricing pressure in the cooperative FSI industry continues and will still impact revenue and earnings in future periods.

Management expects economic recovery to result in growth in our customers’ marketing budgets and an increase in their new product introductions to advertise and promote. Consumers are becoming harder to reach through traditional advertising and marketing methods such as television and telemarketing, and marketers want a measurable return on their marketing spending. We expect these trends to increase the marketing dollars our customers will allocate to the home-delivered promotional products we offer.

Segment Results

FSI

In the quarter ended March 31, 2004, FSI revenues were flat compared to the quarter ended March 31, 2003 at $127.4 million. The cooperative FSI industry continues to show unit growth, and our market share increased by approximately 1% as compared to the first quarter of 2003. The impact of these positive developments was offset by the reduction of price caused by the current intense competitive environment. FSI cost of goods sold was relatively flat versus the year-ago quarter on a cost-per-thousand (“CPM”) basis. Media and printing/distribution costs declined on a CPM basis due to the increase in the number of pages in our FSI books. Paper cost increased slightly.

Run of Press (“ROP”)

Revenues for ROP increased 185.5% in the first quarter of 2004 to $21.7 million from $7.6 million in the year-ago quarter. Approximately $9 million of the increase is attributed to a change in contract terms resulting in a switch from transaction fee-based net revenue recognition to full-service gross revenue recognition for a portion of business. The gross margin percentage also declined due to this shift from fee-based revenue to full margin-based business. Valassis also continued to experience increased demand for this product, most notably in the telecommunications customer segment. We out performed our objective of a 10% to 15% increase in contribution margin dollars for ROP for the quarter.

Cluster Targeted

Our Cluster Targeted product revenues increased 15.8% in the quarter ended March 31, 2004 to $52.9 million versus the quarter ended March 31, 2003. This increase is attributed to a strong rebound in product sampling and polybag advertising. In addition, solo preprints continue to grow, in part due to new customers in the retail category. The gross margin in this segment increased as lower margin customers were replaced with more profitable business.

1 to 1 Products

The 1 to 1 products segment had revenues of $12.2 million in the quarter ended March 31, 2004, an increase of 16.2% over the quarter ended March 31, 2003. The increase is due to the growing direct mail business and our enhanced relationships with retailers. We continue to integrate the operations of all of our 1 to 1 product groups and reposition the segment portfolio in an effort to enhance future results.

International & Services

This segment had revenues of $23.2 million in the first quarter of 2004 versus $13.5 million in the first quarter of 2003. $9.0 million of the increase relates to the inclusion of NCH revenue for the entire quarter of 2004 versus only half a quarter in 2003, when NCH began to be consolidated.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the first quarter of 2004 to $30.5 million versus $27.3 million in the first quarter of 2003. The increase due to the acquisition of NCH in February 2003 was $2.1 million. The remaining increase resulted from normal economic increases.

Non-operating Items

Interest expense was $3.2 million in the first quarter of 2004, compared to $3.3 million in the first quarter of 2003. The refinancing of our long-term debt in May 2003 resulted in an overall reduction in our borrowing rate. This reduction was partially offset by a higher debt balance during the year.

Net Earnings

Net earnings were $24.6 million in the first quarter of 2004, a decrease of $1.4 million, or 5.4% from the first quarter of 2003. The decrease was due primarily to a lower gross margin due to the competitive pricing pressure in the FSI segment and higher growth rates in other lower-margin product segments.

Diluted earnings per share were $0.47 in the first quarter of 2004, compared to $0.50 in the first quarter of 2003.

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

FSI revenue accounted for 53.7% of Valassis’ total revenue in the first quarter of 2004. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, we can operate with low, or even negative, working capital.

The majority of the revenue generated by NCH, a 100% owned subsidiary of Valassis, is from its coupon clearing business. NCH invoices the face value of the coupon, a retailer handling fee (if applicable) as well as NCH’s processing fee. The face value and the retailer handling fee are ultimately remitted by NCH to retailers and their agents. NCH records a gross receivable and payable for the coupon face value as well as the retailer handling fees and recognizes revenue only on the NCH processing fee.

Sources and Uses of Cash

Cash and cash equivalents totaled $214.5 million at March 31, 2004 versus $207.4 million at December 31, 2003. This increase was the result of cash provided by operating activities of $11.6 million and cash used by investing and financing activities of $2.1 million and $2.5 million, respectively, during the quarter ended March 31, 2004.

Cash flow from operating activities was $11.6 million in the first quarter of 2004. This was the result of net earnings of $24.6 million adjusted for non-cash items, the largest of which are depreciation and amortization of $3.7 million. Significant working capital decreases occurred in accounts receivable, which normalized after an unusually high level of collections at the end of last quarter and in accrued expenses as annual profit sharing and bonus payouts were made. Some of this working capital use was offset by the fact that no estimated tax payments were required during the first quarter.

Net cash used in investing activities was $2.1 million, down from $52.4 million in the first quarter of 2003. We paid $59.3 million ($45.0 million, net of cash acquired) for the purchase of NCH in the first quarter of 2003. Additionally, capital expenditures decreased from $7.2 million in the first quarter of 2003 to $2.2 million due to the timing of 2004 capital projects and a payments made for a new printing press in the first quarter of 2003. We resumed share repurchases in the first quarter of 2004, with purchases of 128,900 shares of common stock totaling $4.0 million.

Current and Long-term Debt

As of March 31, 2004, Valassis’ debt was $312 million, which consists of $100 million of its 6-5/8% Senior Notes due 2009, $52 million of Zero Coupon Senior Convertible Notes due 2021, and $160 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate which matures in November 2006. During the quarter ended March 31, 2004, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk. Valassis was in compliance with all debt covenants at March 31, 2004. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

The holders of the Zero Coupon Senior Convertible Notes due in 2021 may require us to purchase all or a portion of their notes on June 6, 2004, June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $602.77, $639.76, $742.47 and $861.67 per note, respectively, payable in cash or common stock at the option of Valassis in 2004 and 2006 and cash only in 2011 and 2016. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the Zero Coupon Senior Convertible Notes at their accreted value at any time on or after June 6, 2006, for cash. The balances of these notes, $52 million, have been classified as current in the balance sheet as of March 31, 2004. Based upon the current interest rate environment and our current stock price, Valassis is unable to ascertain whether the bondholders will exercise the put option on June 6, 2004. Valassis has notified these bondholders of its intent to pay cash to settle this put option.

The holders of the Senior Convertible Notes due in 2033 will receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the Senior Convertible Notes issued in 2003 may require us to purchase all or a portion of their Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. Also, each holder may require us to repurchase all or a portion of such holder’s Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the Notes at their accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and, from time to time, to repurchase common stock through our stock repurchase program.

As of March 31, 2004, Valassis had authorization to repurchase an additional 2.6 million shares of its common stock under its existing share repurchase program.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of March 31, 2004, Valassis did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $2.2 million for the quarter ended March 31, 2004, largely representing information technology infrastructure. Management expects future capital expenditure requirements of approximately $15 million to $20 million over each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2004. These statements are forward looking and actual results may differ materially.

•	Although the cooperative FSI industry is expected to continue to grow on a unit basis in 2004 and our market share is expected to increase in 2004, pricing is expected to be down significantly based on the intense competitive pricing pressure in the traditional cooperative FSI industry. As a result, FSI revenue and margin is expected to decline in 2004 as compared to 2003. FSI revenue is expected to be down 1% to 5%.

•	ROP revenues are expected to increase over 80% in 2004 versus 2003, with a reduction in gross margin percentage, in large part due to a change in structure for certain large contracts resulting in the recognition of gross revenue versus a service fee only. It is expected that ROP will improve its contribution margin by 10% to 15%.

•	Cluster Targeted product revenues are expected to increase 10% to 15% with a slight margin increase.

•	1 to 1 revenues are expected to increase 20% to 25%.

•	International & Services revenues are expected to increase a low-single digit percentage (as compared to a full year of NCH results) and we will begin testing products and services in Europe.

•	Valassis total revenue is expected to be up a mid-single digit percentage in 2004.

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

Revenue Recognition:

FSI – Revenue for FSIs and custom cooperative FSIs are recognized in the period that the product is distributed in the newspaper. In accordance with industry practice, Valassis generally pre-bills FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments are made at the time that the related revenue is recognized.

ROP – ROP revenue is recognized on the date that the advertisement runs in the newspaper. Some customers have contracts whereby Valassis earns a transaction fee and the media costs are pass-through costs to the customer. In such cases, Valassis only recognizes the transaction fee as revenue on the date the advertisement runs in the newspaper. Customer contracts can vary which may lead to material changes in revenue for this segment, while not affecting absolute gross margin dollars.

Cluster Targeted – The majority of Cluster Targeted products are newspaper delivered and revenue is recognized in the period that the product is distributed. For non-newspaper-delivered products, revenue is recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

1 to 1 – Revenue for direct mail products are recognized when the product is inserted into the United States Postal Service mail stream. Revenues from software products are recognized per installation and revenues from services are recognized on a percent-complete method.

International & Services – Revenue for coupon clearing does not include the face value of the coupons processed or the retailer service fee. However, customers are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

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

Derivative Financial Instruments - The Company typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. We have also purchased the British pound under one-month to four-month foreign exchange contracts to stabilize intercompany receivables. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, our Mexican Peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed.

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

Interest Rates

The Company has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the quarter ended March 31, 2004, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

Foreign Currency

Currencies to which the Company has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on the Company’s cash flows, liquidity, or capital resources. The Company typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Additionally, Valassis has purchased the British pound under a four-month forward foreign exchange contract to stabilize an intercompany receivable. Under SFAS No. 133, the Company’s Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2004, the Company recorded an unrealized market value gain of $76,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2004, Valassis had a commitment to purchase $5.2 million in Mexican pesos over the next twelve months and approximately $1.0 million in British pounds to be executed in June 2004. In April 2004, Valassis entered into an additional commitment to purchase $308,000 in Mexican pesos to help stabilize its production costs.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2004	47,900	$30.47	47,900	2,636,600

February 1 through February 29, 2004	25,000	$30.47	25,000	2,611,600

March 1 through March 31, 2004	56,000	$30.98	56,000	2,555,600

Total	128,900	$30.69	128,900	2,555,600

NOTE: All repurchases included in the above table are pursuant to a share repurchase authorization of 5 million shares approved by the Board of Directors on December 4, 2001.

Item 5. Other Information

Under section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the first quarter of 2004 by the Company’s Audit Committee to be performed by Deloitte & Touche LLP, the Company’s external independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarterly period covered by this filing, the Audit Committee approved the engagement of Deloitte & Touche LLP for the following non-audit services: (1) review of Federal and State tax returns for the Company and its subsidiaries and (2) consulting relating to various state tax matters. These services have been approved in accord with a pre-approval from the Audit Committee.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Form 8-K

(1)	The Company filed a report on Form 8-K, dated February 19, 2004, announcing its financial results for the quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.