Form 10-Q
period 2004-06-30
VALASSIS COMMUNICATIONS INC
filed 2004-08-06
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 30, 2004, there were 51,781,018 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,355	$207,360
Accounts receivable (less allowance for doubtful accounts of $3,805 at June 30, 2004 and $3,344 at December 31, 2003)	258,661	206,908
Inventories:
Raw materials	10,407	8,139
Work in progress	8,007	12,853
Prepaid expenses and other	16,714	15,767
Deferred income taxes	2,464	2,426
Refundable income taxes	—	3,170

Total current assets	460,608	456,623

Property, plant and equipment, at cost:
Land and buildings	38,157	38,214
Machinery and equipment	126,707	123,977
Office furniture and equipment	50,863	48,192
Automobiles	832	978
Leasehold improvements	3,042	3,073

	219,601	214,434

Less accumulated depreciation and amortization	(134,168)	(127,559)

Net property, plant and equipment	85,433	86,875

Intangible assets:
Goodwill	170,738	170,738
Other intangibles	34,555	34,555

	205,293	205,293

Less accumulated amortization	(73,937)	(73,831)

Net intangible assets	131,356	131,462

Investments	3,803	3,553
Other assets	5,478	7,306
Deferred income taxes	6,829	6,935

Total assets	$693,507	$692,754

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$—	$51,842
Accounts payable	199,938	197,842
Accrued interest	3,293	3,293
Accrued expenses	42,272	44,504
Progress billings	46,456	51,694
Income taxes payable	121	—

Total current liabilities	292,080	349,175

Long-term debt	273,315	259,819
Other non-current liabilities	7,975	7,701
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2004 and December 31, 2003
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,121,738 at June 30, 2004 and 63,084,261 at December 31, 2003; outstanding 51,878,930 at June 30, 2004 and 52,072,154 at December 31, 2003	631	631
Additional paid-in capital	34,798	35,373
Deferred compensation	(1,044)	(471)
Retained earnings	442,242	390,784
Accumulated other comprehensive income	1,462	1,704
Treasury stock, at cost (11,242,808 shares at June 30, 2004
and 11,012,107 shares at December 31, 2003)	(357,952)	(351,962)

Total stockholders’ equity	120,137	76,059

Total liabilities and stockholders’ equity	$693,507	$692,754

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$256,771	$243,111	$494,124	$448,156

Costs and expenses:
Cost of products sold	179,213	161,847	344,737	296,348
Selling, general and administrative	32,885	31,063	63,429	58,318

Total costs and expenses	212,098	192,910	408,166	354,666

Earnings from operations	44,673	50,201	85,958	93,490
Other expenses and income:
Interest expense	3,048	3,252	6,214	6,593
Refinancing charge	—	3,868	—	3,868
Other (income) and expenses	(492)	(266)	(1,020)	(1,168)

Total other expenses and income	2,556	6,854	5,194	9,293

Earnings before income taxes	42,117	43,347	80,764	84,197

Income taxes	15,280	15,841	29,305	30,666

Net earnings	$26,837	$27,506	$51,459	$53,531

Net earnings per common share, basic	$0.52	$0.53	$0.99	$1.03

Net earnings per common share, diluted	$0.51	$0.53	$0.98	$1.03

Shares used in computing net earnings per share, basic	51,993,813	52,015,767	52,042,843	52,014,014

Shares used in computing net earnings per share, diluted	52,398,004	52,257,752	52,475,816	52,224,008

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net earnings	$51,459	$53,531
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,356	7,609
Amortization of bond discount	395	2,025
Provision for losses on accounts receivable	1,467	607
Gain on sale of property, plant and equipment	98	(649)
Stock-based compensation charge	673	696
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	(53,220)	12,663
Inventories	2,578	4,760
Prepaid expenses and other	(1,621)	(7,950)
Other liabilities	274	3,210
Other assets	1,828	(1,609)
Accounts payable	1,496	(10,704)
Accrued expenses and interest	(1,681)	(3,450)
Income taxes	3,907	(1,365)
Progress billings	(5,238)	(4,733)

Total adjustments	(41,687)	1,110

Net cash provided by operating activities	9,772	54,641

Cash flows from investing activities:
Additions to property, plant and equipment	(5,963)	(9,947)
Proceeds from sale of property, plant and equipment	56	667
Acquisition of remaining interest of VRMS	—	(1,000)
Acquisition of NCH, net of cash	—	(44,998)
Payment of additional purchase price for acquisition of PreVision	—	(2,359)
Other	(378)	(140)

Net cash used in investing activities	(6,285)	(57,777)

Cash flows from financing activities:
Borrowings of long-term debt	—	160,000
Repurchase of long-term debt	(38,741)	(108,424)
Repurchase of common stock	(11,378)	(18)
Proceeds from the issuance of common stock	3,740	852

Net cash (used)/provided by financing activities	(46,379)	52,410

Effect of exchange rate changes on cash	(113)	969
Net increase/(decrease) in cash	(43,005)	50,243
Cash at beginning of period	207,360	97,156

Cash at end of period	$164,355	$147,399

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,722	$3,428
Cash paid during the period for income taxes	$25,344	$30,048
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,124	$1,148

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2004	2003	2004	2003
Net income, as reported	$26,837	$27,506	$51,459	$53,531

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	275	194	428	443

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(3,004)	(2,647)	(5,345)	(4,886)

Pro forma net income	$24,108	$25,053	$46,542	$49,088

Earnings per share:
Basic - as reported	$0.52	$0.53	$0.99	$1.03
Basic - pro forma	$0.46	$0.48	$0.89	$0.94
Diluted - as reported	$0.51	$0.53	$0.98	$1.03
Diluted - pro forma	$0.46	$0.48	$0.89	$0.94

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For both the quarter ended and six month period ended June 30, 2004, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2004, Valassis had a commitment to purchase $4.5 million in Mexican pesos over the next six months.

As of June 30, 2004, our accumulated comprehensive income was $1.5 million. Foreign currency translation is the majority component of other comprehensive income. The remainder relates to cumulative gains from hedging contracts.

By balancing the mix of variable-versus fixed-rate borrowings, Valassis manages the interest-rate risk of its long-term debt. In June 2004, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 6 5/8% Senior Notes due 2009 (the “2009 Notes”) for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Three-month LIBOR was approximately 161 basis points as of June 30, 2004.

As of June 30, 2004, as a consequence of entering into the interest rate swap agreements, we pay interest on approximately 20% of our borrowings on a variable-rate basis. We do not trade or engage in hedging for speculative or trading purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

4. Goodwill and Other Intangibles

Intangible assets as of June 30, 2004 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at June 30, 2004		Unamortized Balance at June 30, 2004	Weighted Average Useful Life (in years)
Amortizable intangible assets	$2,455	$(1,132)		$1,323	8.3
Non-amortizable intangible assets:
Goodwill:
FSI	69,501	(47,144)		22,357
ROP	3,599	(2,260)		1,339
Cluster Targeted	5,295	(209)		5,086
1 to 1 Products	78,116	(53,733	)(1)	24,383
International & Services	65,527	—		65,527
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	$254,138	$(124,105)		$130,033

Total	$256,593	$(125,237)		$131,356

(1)	Includes impairment charge of $51,300 taken in the fourth quarter of 2002.

5. Contingencies

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6. Long-term Debt

Long-term debt is summarized as follows: (in thousands of U.S. dollars)	June 30, 2004	Dec. 31, 2003
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,826	99,819
Zero Coupon Senior Convertible Notes due 2021, net of discount	13,489	51,842
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$273,315	$311,661
Less current portion	—	51,842

	$273,315	$259,819

The holders of Valassis’ Zero Coupon Senior Convertible Notes due 2021 (“the Notes”) had the option to require Valassis to purchase all or a portion of their notes on June 6, 2004 at a price of $602.77 per $1,000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 bonds outstanding at that date, 64,272 were put back to Valassis. Valassis chose to settle the put with cash and, as such, paid $38.7 million on June 7, 2004 to the trustee of the Notes. The remaining debt balance related to the Notes is approximately $13.5 million, which represents the accreted value of the Notes as of June 30, 2004.

During June 2004, Valassis entered into two interest rate swap agreements whereby we swapped fixed rates under our 2009 Notes for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Our interest rate hedging transaction is tied to the three-month average LIBOR interest rate, which may fluctuate significantly on a daily basis. Swap counter-parties are major commercial banks. Under these interest rate swap contracts, we agreed to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amount of the contract is not exchanged. As of June 30, 2004, Valassis’ interest rate swap qualified for hedge accounting treatment.

7. Segment Reporting

Valassis has five reportable segments: Free-standing Inserts (FSIs), Run of Press (ROP), Cluster Targeted, 1 to 1 Products and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings before taxes. Assets are not allocated to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended June 30,
(in millions of U.S. dollars)	FSI	ROP	Cluster Targeted	1 to 1 Products	International & Services	Total
2004
Revenues from external customers	$132.3	$26.9	$56.4	$16.1	$25.1	$256.8
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.1	$—	$0.5	$0.2	$0.8	$3.6
Segment profit	$32.3	$1.2	$5.6	$0.8	$4.8	$44.7

2003
Revenues from external customers	$129.3	$15.4	$64.3	$9.1	$25.0	$243.1
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.2	$—	$0.5	$0.1	$1.0	$3.8
Segment profit (loss)	$37.8	$2.0	$6.8	$(1.7)	$5.3	$50.2

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended June 30,
(in millions of U.S. dollars)	2004	2003
Profit for reportable segments	$44.7	$50.2
Unallocated amounts:
Interest (expense)	(3.1)	(3.3)
Refinancing charge	—	(3.9)
Other income	0.5	0.3

Earnings before taxes	$42.1	$43.3

Domestic and foreign revenues were as follows:

	Three Months Ended June 30,
(in millions of U.S. dollars)	2004	2003
United States	$242.9	$229.9
Foreign	13.9	13.2

Total	$256.8	$243.1

	Six Months Ended June 30,
(in millions of U.S. dollars)	FSI	ROP	Cluster Targeted	1 to 1 Products	International & Services	Total
2004
Revenues from external customers	$259.6	$48.6	$109.2	$28.4	$48.3	$494.1
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$4.3	$—	$1.0	$0.4	$1.6	$7.3
Segment profit	$63.0	$3.0	$10.9	$0.5	$8.6	$86.0

2003
Revenues from external customers	$257.0	$23.0	$110.1	$19.7	$38.4	$448.2
Intersegment revenues	$—	$—	$—	$0.5	$—	$0.5
Depreciation/amortization	$4.6	$0.1	$1.0	$0.5	$1.4	$7.6
Segment profit (loss)	$78.5	$2.5	$9.2	$(2.7)	$6.0	$93.5

Reconciliations to consolidated financial statement totals are as follows:

	Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003
Profit for reportable segments	$86.0	$93.5
Unallocated amounts:
Interest (expense)	(6.2)	(6.6)
Refinancing charge	—	(3.9)
Other income	1.0	1.2

Earnings before taxes	$80.8	$84.2

Domestic and foreign revenues were as follows:

	Six Months Ended June 30,
(in millions of U.S. dollars)	2004	2003
United States	$467.2	$427.9
Foreign	26.9	20.3

Total	$494.1	$448.2

8. Earnings Per Share

Earnings per common share (“EPS”) data were computed as follows:

	Three Months Ended June 30,
(in thousands of U.S. dollars)	2004	2003
Net Earnings	$26,837	$27,506

Basic EPS:
Weighted average common shares outstanding	51,994	52,016

Earnings per common share - basic	$0.52	$0.53

Diluted EPS:
Weighted average common shares outstanding	51,994	52,016
Weighted average shares purchased on exercise of dilutive options	4,232	1,743
Shares purchased with proceeds of options	(3,893)	(1,584)
Shares contingently issuable	65	83

Shares applicable to diluted earnings	52,398	52,258

Earnings per common share - diluted	$0.51	$0.53

	Six Months Ended June 30,
(in thousands of U.S. dollars)	2004	2003
Net Earnings	$51,459	$53,531

Basic EPS:
Weighted average common shares outstanding	52,043	52,014

Earnings per common share - basic	$0.99	$1.03

Diluted EPS:
Weighted average common shares outstanding	52,043	52,014
Weighted average shares purchased on exercise of dilutive options	4,325	1,170
Shares purchased with proceeds of options	(3,957)	(1,043)
Shares contingently issuable	65	83

Shares applicable to diluted earnings	52,476	52,224

Earnings per common share - diluted	$0.98	$1.03

Unexercised employee stock options to purchase 3,837,861 and 3,827,041 shares of Valassis’ common stock were not included in the computations of diluted EPS for the three months and six months ended June 30, 2004, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

Overview

Valassis achieved record quarterly revenues of $256.8 million for the quarter ended June 30, 2004, up 5.6% from the second quarter 2003. For the six-month period ended June 30, 2004, revenues were $494.1 million, up 10.2%. All segments experienced revenue growth during the quarter and six month period, with the exception of the Cluster Targeted segment, which was down 12.3% for the quarter and flat for the six-month period. However, gross margin dollars improved in the segment year over year.

For the eighth consecutive quarter, the cooperative FSI industry experienced mid-single digit (unit) page growth. In addition, Valassis FSI market share grew in comparison to the second quarter of 2003, and we expect our 2004 market share to be between 46% to 48%. We continued to face intense, competitive pricing pressure in the FSI segment. The average FSI customer contract is now 30 months in length, therefore, the economic impact of the current pricing environment will continue into future periods even if pricing improves.

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

Segment Results

FSI

In the quarter ended June 30, 2004, FSI revenues were up 2.3% compared to the quarter ended June 30, 2003 to $132.3 million. For the six months ended June 30, 2004, FSI revenues were up 1% versus the year-ago period to $259.6 million. The cooperative FSI industry continues to show unit growth, and our market share increased as compared to each of the comparable periods of 2003. The impact of these positive developments was offset by the reduction of price caused by the current intense competitive environment in the FSI industry. FSI cost of goods sold for the second quarter was flat versus the year-ago period and down slightly for the six-months versus the year-ago period on a cost-per-thousand (“CPM”) basis. Paper cost increased slightly, offset by decreases in production and media costs, due to the increase in pages produced over the comparable prior-year periods.

Run of Press (“ROP”)

Revenues for ROP increased 74.7% in the second quarter of 2004 to $26.9 million from $15.4 million in the year-ago quarter. Revenues for the six months ended June 30, 2004 increased 111.3% to $48.6 million from $23.0 million in the year-ago period. Approximately $9.4 million and $18.4 million of the increase for the second quarter and the six-month period, respectively, is attributable to a change in contract terms resulting in a switch from transaction fee-based net revenue recognition to full-service gross revenue recognition for a portion of business. The gross margin percentage also declined due to this shift from fee-based revenue to full margin-based business. Valassis continued to experience increased demand for this product, most notably in the telecommunications customer segment.

Cluster Targeted

Our Cluster Targeted product revenues decreased 12.3% in the quarter ended June 30, 2004 to $56.4 million versus the quarter ended June 30, 2003. For the six months ended June 30, 2004, revenues were flat at $109.2 million. Due to variable timing of customer orders, this segment’s quarterly revenue typically does not track year over year. However, the gross margin in this segment continues to improve, as we have replaced lower margin customers with more profitable business.

1 to 1 Products

The 1 to 1 products segment had revenues of $16.1 million in the quarter ended June 30, 2004, an increase of 76.9% over the quarter ended June 30, 2003. Revenues for the six months ended June 30, 2004 were $28.4 million, an increase of 44.9% over the comparable period of 2003. The increases are due to the growth in our direct-mail business. Our customers who are grocery retailers and consumer packaged goods companies are increasingly utilizing frequent shopper card data to target and implement direct-mail programs to reach their consumers. We continue to integrate the operations of all of our 1 to 1 product groups and reposition the segment portfoliaao in an effort to enhance future results.

International & Services

This segment’s results were on plan, producing revenues of $25.1 million in the second quarter of 2004 versus $25.0 million in the second quarter of 2003. Revenues for the six months ended June 30, 2004 were $48.3 million, an increase of $9.8 million over the comparable year-ago period. $9.0 million of this six-month increase was due to the inclusion of NCH revenue for the entire period in 2004 versus only 4 1/2 months in 2003, when NCH was purchased and began to be consolidated. We are beginning to implement tests of new media products and services in key European markets and are encouraged by the customer interest in these new promotional vehicles.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the second quarter of 2004 to $32.9 million versus $31.1 million in the second quarter of 2003. The increase resulted from higher incentive program expenses as well as normal economic increases. For the six months ended June 30, 2004, selling, general and administrative costs increased to $63.4 million from $58.3 million for the same period in 2003. The increase related to the acquisition of NCH in February 2003 was $2.1 million. The remaining increase resulted from higher incentive program expenses as well as normal economic increases.

Non-operating Items

Interest expense was $3.0 million in the second quarter of 2004, compared to $3.3 million in the second quarter of 2003. For the six months ended June 30, 2004, interest expense was $6.2 million versus $6.6 million during the same period a year ago. The refinancing of our long-term debt in May 2003 resulted in an overall reduction in our borrowing rate. This reduction was partially offset by a higher debt balance during the year.

Net Earnings

Net earnings were $26.8 million in the second quarter of 2004, a decrease of $3.2 million, or 10.7% from the second quarter of 2003, which included a refinancing charge of $2.5 million, net of tax. The decrease in earnings was due primarily to the competitive pricing pressure in the FSI segment. Diluted earnings per share were $0.51 in the second quarter of 2004, compared to $0.53 in the second quarter of 2003.

Net earnings were $51.5 million for the six months ended June 30, 2004, a decrease of $2.0 million, or 3.7% from the same period of 2003. A refinancing charge of $2.5 million, net of tax, was included in the 2003 period. The decrease in earnings was due primarily to the competitive pricing pressure in the FSI segment. Diluted earnings per share were $0.98 in the first six months of 2004, compared to $1.03 in the first six months of 2003.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 52.0% of Valassis’ total revenue in the second quarter of 2004. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, we can operate with low, or even negative, working capital.

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

Sources and Uses of Cash

Cash and cash equivalents totaled $164.1 million at June 30, 2004 versus $207.4 million at December 31, 2003. This decrease was the result of cash used by financing activities of $46.7 million during the six month period ended June 30, 2004 primarily related to the financing of the put option of the Zero Coupon Convertible Notes due 2021 of $38.7 million and stock repurchases of $11.4 million.

Cash flow from operating activities was $9.8 million in the first half of 2004. This was the result of net earnings of $51.5 million adjusted for non-cash items, the largest of which are depreciation and amortization of $7.4 million. A significant working capital decrease occurred in accounts receivable, due to normalization after an unusually high level of collections at the end of last year and the timing of retailer payment processing at NCH.

Net cash used in investing activities was $6.4 million, down from $57.8 million in the second quarter of 2003. We paid $59.3 million ($45.0 million, net of cash acquired) for the purchase of NCH in the first half of 2003. Additionally, capital expenditures decreased from $7.2 million in the first quarter of 2003 to $6.0 million due to the timing of 2004 capital projects. We resumed share repurchases in the six-month period ending June 30, 2004, with purchases of 376,600 shares of common stock totaling $11.4 million.

Current and Long-term Debt

As of June 30, 2004, Valassis’ debt was $273.3 million, which consists of $100 million ($99.8 million, net of discount) of its 6 5/8% Senior Notes due 2009, $13.5 million of Zero Coupon Senior Convertible Notes due 2021, and $160 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate which matures in November 2006. During the six months ended June 30, 2004, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk. Valassis was in compliance with all debt covenants at June 30, 2004. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

The holders of Valassis’ Zero Coupon Convertible Notes due 2021 (“the Notes”) had the option to require Valassis to purchase all or a portion of their notes on June 6, 2004 at a price of $602.77 per $1000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 bonds outstanding at that date, 64,272 were put back to Valassis. Valassis chose to settle the put with cash and, as such, paid $38.7 million on June 7, 2004 to the trustee of the Notes. The remaining debt balance related to the Notes is approximately $13.5 million, which represents the accreted value of the Notes as of June 30, 2004. The remaining holders of the Notes may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash or common stock at the option of Valassis in 2006 and cash only in 2011 and 2016. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the Zero Coupon Senior Convertible Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes due in 2033 receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the Senior Convertible Notes issued in 2003 may require us to purchase all or a portion of their Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. Also, each holder may require us to repurchase all or a portion of such holder’s Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the Notes at the accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and, from time to time, to repurchase common stock through our stock repurchase program.

As of June 30, 2004, Valassis had board of directors’ authorization to repurchase an additional 2.3 million shares of its common stock under its existing share repurchase program.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of June 30, 2004, Valassis did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $6.0 million for the six months ended June 30, 2004, largely representing information technology infrastructure. Management expects future capital expenditure requirements of approximately $15 million to $20 million over each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2004. These statements are forward looking and actual results may differ materially.

•	Although the cooperative FSI industry is expected to continue to grow on a unit basis in 2004 and our market share is expected to increase in 2004, pricing is expected to be down significantly based on the intense competitive pricing pressure in the traditional cooperative FSI industry. As a result, FSI revenue and margin is expected to decline in 2004 as compared to 2003. FSI revenue is expected to be down 1% to 5%.

•	ROP revenues are expected to increase over 80% in 2004 versus 2003, with a reduction in gross margin percentage, in large part due to a change in structure for certain large contracts resulting in the recognition of gross revenue versus a service fee only. It is expected that ROP will improve its contribution margin by 10% to 15%.

•	Cluster Targeted product revenues are expected to increase less than 10% with a slight margin increase.

•	1 to 1 revenues are expected to increase by more than 25%.

•	International & Services revenues are expected to increase a low-single digit percentage (as compared to a full year of NCH results) and we will begin testing products and services in Europe.

•	Valassis total revenue is expected to be up a mid-single digit percentage in 2004.

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

Cluster Targeted – The majority of Cluster Targeted products are newspaper delivered and revenue is recognized in the period that the product is distributed. For non- newspaper-delivered products, revenue is recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

1 to 1 – Revenue for direct mail products is recognized when the product is inserted into the United States Postal Service mail stream. Revenues from software products are recognized per installation and revenues from services are recognized on a percent-complete method.

International & Services – Revenue for coupon clearing does not include the face value of the coupons processed or the retailer service fee. However, customers are billed for the face value and retailer fees which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

Stock Compensation – Valassis grants stock options to its employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. Valassis accounts for all options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and makes various estimates used in calculating the pro forma results as required by SFAS No. 123.

Derivative Financial Instruments - Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. We have also purchased the British pound under one-month to four-month foreign exchange contracts to stabilize intercompany receivables. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, our Mexican Peso and British pound forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed.

By balancing the mix of variable-versus fixed-rate borrowings, Valassis manages the interest-rate risk of its long-term debt. In June 2004, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 6 5/8% Senior Notes due 2009 for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Three-month LIBOR was approximately 161 basis points as of June 30, 2004.

Other Matters – Valassis does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 3. Quantitive and Qualitive Disclosure about Market Risk

Valassis’ principal market risks are interest rates on various debt instruments and foreign exchange rates at its international subsidiaries.

Interest Rates

Valassis has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the six months ended June 30, 2004, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk. As of June 30, 2004, as a consequence of entering into the interest rate swap agreements discussed more fully above, we pay interest on approximately 20% of our borrowings on a variable-rate basis.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended and six months ended June 30, 2004, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2004, Valassis had a commitment to purchase $4.5 million in Mexican pesos over the next six months.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2004	70,800	$30.25	70,800	2,484,800
May 1 through May 31, 2004	85,000	$29.71	85,000	2,399,800
June 1 through June 30, 2004	111,500	$30.04	111,500	2,288,300

Total	267,300	$29.99	267,300	2,288,300

NOTE: All repurchases included in the above table are pursuant to a share repurchase authorization of 5 million shares approved by the Board of Directors on December 4, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company voted on the following items described in (b) and (c) below at its Annual Meeting of Stockholders held on May 11, 2004.

b.	The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected, were: Patrick F. Brennan, Kenneth V. Darish, Seth Goldstein, Barry P. Hoffman, Walter H. Ku, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. Votes were cast for election of directors as follows:

Director	Votes For	Votes Withheld	Broker Non-votes
Patrick F. Brennan	33,155,010	16,090,843	0
Kenneth V. Darish	46,714,079	2,531,774	0
Seth Goldstein	46,714,620	2,531,233	0
Barry P. Hoffman	48,316,409	929,444	0
Walter H. Ku	48,991,669	254,184	0
Robert L. Recchia	48,026,154	1,219,699	0
Marcella A. Sampson	34,409,747	14,836,106	0
Alan F. Schultz	48,281,562	964,291	0
Faith Whittlesey	34,452,327	14,793,526	0

c.	The proposal to ratify the selection of Deloitte and Touche LLP, as independent auditors of the Company for the 2003 fiscal year was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-votes
44,242,070	4,975,262	28,521	0

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Form 8-K

(1)	The Company filed a report on Form 8-K, dated April 22, 2004, announcing its financial results for the quarter ended March 31, 2004.

(2)	The Company filed a report on Form 8-K, dated May 9, 2004 quantifying the effect of exercises of the put option by holders of its Zero Coupon Convertible Notes due 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004

Valassis Communications, Inc.
(Registrant)
By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer
Signing on behalf of the Registrant and as principal financial and accounting officer.