Form 10-Q
period 2004-09-30
VALASSIS COMMUNICATIONS INC
filed 2004-11-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, there were 51,269,322 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

Assets	Sept. 30, 2004	Dec. 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$205,137	$207,360
Accounts receivable (less allowance for doubtful accounts of $4,813 at September 30, 2004 and $3,344 at December 31, 2003)	232,772	206,908
Inventories:
Raw materials	10,000	8,139
Work in progress	14,176	12,853
Prepaid expenses and other	15,633	15,767
Deferred income taxes	2,381	2,426
Refundable income taxes	—	3,170

Total current assets	480,099	456,623

Property, plant and equipment, at cost:
Land and buildings	38,172	38,214
Machinery and equipment	128,495	123,977
Office furniture and equipment	53,576	48,192
Automobiles	774	978
Leasehold improvements	2,950	3,073

	223,967	214,434

Less accumulated depreciation and amortization	(137,220)	(127,559)

Net property, plant and equipment	86,747	86,875

Intangible assets:
Goodwill	172,874	170,738
Other intangibles	35,555	34,555

	208,429	205,293

Less accumulated amortization	(73,991)	(73,831)

Net intangible assets	134,438	131,462

Investments	3,835	3,553
Other assets	7,469	7,306
Deferred income taxes	6,828	6,935

Total assets	$719,416	$692,754

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

Liabilities and Stockholders’ Equity	Sept. 30, 2004	Dec. 31, 2003
	(unaudited)
Current liabilities:
Current portion, long-term debt	$—	$51,842
Accounts payable	212,120	197,842
Accrued interest	5,000	3,293
Accrued expenses	41,603	44,504
Progress billings	44,524	51,694
Income taxes payable	644	—

Total current liabilities	303,891	349,175

Long-term debt	273,728	259,819
Other non-current liabilities	7,980	7,701

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2004 and December 31, 2003
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,124,055 at September 30, 2004 and 63,084,261 at December 31, 2003; outstanding 51,544,830 at September 30, 2004 and 52,072,154 at December 31, 2003	631	631
Additional paid-in capital	24,449	35,373
Deferred compensation	—	(471)
Retained earnings	464,682	390,784
Accumulated other comprehensive income	1,734	1,704
Treasury stock, at cost (11,579,225 shares at September 30, 2004 and 11,012,107 shares at December 31, 2003)	(357,679)	(351,962)

Total stockholders’ equity	133,817	76,059

Total liabilities and stockholders’ equity	$719,416	$692,754

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues	$247,647	$230,065	$741,771	$678,221

Costs and expenses:
Cost of products sold	178,673	156,039	523,410	452,387
Selling, general and administrative	31,934	29,124	95,363	87,441

Total costs and expenses	210,607	185,163	618,773	539,828

Earnings from operations	37,040	44,902	122,998	138,393

Other expenses and income:
Interest expense	2,376	3,297	8,590	9,890
Refinancing charge	—	—	—	3,868
Other (income) and expenses	(242)	(570)	(1,262)	(1,738)

Total other expenses and income	2,134	2,727	7,328	12,020

Earnings before income taxes	34,906	42,175	115,670	126,373

Income taxes	12,467	15,458	41,772	46,125

Net earnings	$22,439	$26,717	$73,898	$80,248

Net earnings per common share, basic	$0.43	$0.51	$1.42	$1.54

Net earnings per common share, diluted	$0.43	$0.51	$1.41	$1.54

Shares used in computing net earnings per share, basic	51,747,123	52,027,631	51,943,550	52,018,603

Shares used in computing net earnings per share, diluted	52,035,705	52,317,162	52,328,437	52,251,127

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003
Cash flows from operating activities:
Net earnings	$73,898	$80,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,728	11,142
Amortization of bond discount	808	2,414
Provision for losses on accounts receivable	1,464	1,044
Loss (gain) on sale of property, plant and equipment	83	(648)
Gain on equity investment	(31)	—
Stock-based compensation charge	1,002	696
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	(23,655)	(22,347)
Inventories	(3,184)	2,473
Prepaid expenses and other	(288)	(11,332)
Other liabilities	279	2,771
Other assets	(165)	(1,629)
Accounts payable	13,875	(7,999)
Accrued expenses and interest	(1,308)	(4,275)
Income taxes	4,527	771
Progress billings	(8,207)	12,201

Total adjustments	(4,072)	(14,718)

Net cash provided by operating activities	69,826	65,530

Cash flows from investing activities:
Additions to property, plant and equipment	(10,334)	(16,261)
Proceeds from sale of property, plant and equipment	80	667
Acquisition of Catalina Direct Marketing Services	(5,000)	—
Acquisition of remaining interest of VRMS	—	(1,000)
Acquisition of NCH, net of cash	—	(44,998)
Payment of additional purchase price for acquisition of PreVision	—	(2,359)
Other	(307)	—

Net cash used in investing activities	(15,561)	(63,951)

Cash flows from financing activities:
Borrowings of long-term debt	—	160,000
Repurchase of long-term debt	(38,741)	(108,424)
Repurchase of common stock	(21,961)	(18)
Proceeds from the issuance of common stock	4,127	1,174

Net cash (used) provided by financing activities	(56,575)	52,732

Effect of exchange rate changes on cash	87	795
Net increase (decrease) in cash	(2,223)	55,105
Cash at beginning of period	207,360	97,156

Cash at end of period	$205,137	$152,261

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,883	$6,786
Cash paid during the period for income taxes	$37,228	$43,540
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,158	$1,181

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands of U.S. dollars, except per share data)	2004	2003	2004	2003
Net income, as reported	$22,439	$26,717	$73,898	$80,248

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	122	176	550	619

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,698)	(2,028)	(8,043)	(6,914)

Pro forma net income	$19,863	$24,865	$66,405	$73,953

Earnings per share:
Basic - as reported	$0.43	$0.51	$1.42	$1.54
Basic - pro forma	$0.38	$0.48	$1.28	$1.42

Diluted - as reported	$0.43	$0.51	$1.41	$1.54
Diluted - pro forma	$0.38	$0.47	$1.27	$1.42

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For both the quarter ended and nine-month period ended September 30, 2004, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2004, Valassis had a commitment to purchase $7.3 million in Mexican pesos over the next 15 months.

As of September 30, 2004, our accumulated comprehensive income was $1.7 million. Changes in comprehensive income for the quarter and nine months ended September 30, 2004 were immaterial. Foreign currency translation is the majority component of other comprehensive income. The remainder relates to cumulative gains from hedging contracts.

By balancing the mix of variable versus fixed-rate borrowings, Valassis manages the interest-rate risk of its long-term debt. In June 2004, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 6 5/8% Senior Notes due 2009 (the “2009 Notes”) for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Three-month LIBOR was approximately 202 basis points as of September 30, 2004.

As of September 30, 2004, as a consequence of entering into the interest rate swap agreements, we pay interest on approximately 20% of our borrowings on a variable-rate basis. We do not trade or engage in hedging for speculative or trading purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

4.	Goodwill and Other Intangibles

On September 17, 2004, Valassis acquired Catalina’s Direct Marketing Services for $5.0 million. The transaction resulted in $2.1 million in goodwill attributable to the 1 to 1 segment and an additional $1.0 million in amortizable intangible assets. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141. The Company is currently in the process of analyzing the fair value of assets purchased. Upon completion, the Company will finalize the purchase accounting entries and associated goodwill.

Intangible assets as of September 30, 2004 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Sept. 30, 2004		Unamortized Balance at Sept. 30, 2004	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(1,186)		$2,269	5.7

Non-amortizable intangible assets:
Goodwill:
FSI	69,501	(47,144)		22,357
ROP	3,599	(2,260)		1,339
Cluster Targeted	5,295	(209)		5,086
1 to 1	80,252	(53,733	)(1)	26,519
International & Services	65,527	—		65,527
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	256,274	(124,105)		132,169

Total	$259,729	$(125,291)		$134,438

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

5.	Contingencies

On October 22, 2004, a shareholder class action lawsuit was filed in the United States District Court for the Eastern District of Michigan against Valassis, its Chief Executive Officer, Alan F. Schultz and its Chief Financial Officer, Robert L Recchia. The complaint alleges that certain statements made by and on behalf of Valassis violated federal securities laws. The Plaintiff seeks to represent a class of shareholders who purchased company common stock between April 25, 2002 and October 23, 2002. No substantive action has taken place in this matter. Valassis believes that the lawsuit is without merit and intends to defend itself vigorously against these claims.

Valassis is involved in various claims and legal actions arising in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6.	Long-term Debt

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Sept. 30, 2004	Dec. 31, 2003
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount*	99,853	99,819
Zero Coupon Senior Convertible Notes due 2021, net of discount	13,875	51,842
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$273,728	$311,661
Less current portion	—	51,842

	$273,728	$259,819

*	See discussion of related interest rate swaps below.

The holders of Valassis’ Zero Coupon Senior Convertible Notes due 2021 (“the Notes”) had the option to require Valassis to purchase all or a portion of their notes on June 6, 2004 at a price of $602.77 per $1,000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 bonds outstanding at that date, 64,272 were put back to Valassis. Valassis chose to settle the put with cash and, as such, paid $38.7 million on June 7, 2004 to the trustee of the Notes. The remaining debt balance related to the Notes is approximately $13.9 million, which represents the accreted value of the Notes as of September 30, 2004.

During June 2004, Valassis entered into two interest rate swap agreements whereby we swapped fixed rates under our 2009 Notes for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Our interest rate hedging transaction is tied to the three-month average LIBOR interest rate, which may fluctuate significantly on a daily basis. The counter-parties to our interest rate swap agreements are major commercial banks. Under these interest rate swap contracts, we agreed to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amount of the contract is not exchanged. As of September 30, 2004, Valassis’ interest rate swap qualified for hedge accounting treatment.

7.	Segment Reporting

Valassis has five reportable segments: Free-standing Inserts (FSIs), Run of Press (ROP), Cluster Targeted, 1 to 1 and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings before taxes. Assets are not allocated to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended Sept. 30,
(in millions of U.S. dollars)	FSI	ROP	Cluster Targeted	1 to 1	International & Services	Total
2004
Revenues from external customers	$117.0	$21.6	$72.7	$14.6	$21.7	$247.6
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$1.9	$—	$0.5	$0.2	$0.7	$3.3
Segment profit	$21.5	$0.6	$12.2	$0.7	$2.0	$37.0

2003
Revenues from external customers	$123.4	$18.9	$61.1	$8.0	$18.7	$230.1
Intersegment revenues	$—	$—	$—	$0.6	$—	$0.6
Depreciation/amortization	$2.0	$—	$0.5	$0.1	$0.9	$3.5
Segment profit (loss)	$35.7	$2.2	$6.5	$(1.7)	$2.2	$44.9

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended Sept. 30,
(in millions of U.S. dollars)	2004	2003
Profit for reportable segments	$37.0	$44.9
Unallocated amounts:
Interest (expense)	(2.4)	(3.3)
Other income	0.3	0.6

Earnings before taxes	$34.9	$42.2

Domestic and foreign revenues were as follows:

	Three Months Ended Sept. 30,
(in millions of U.S. dollars)	2004	2003
United States	$235.9	$221.5
Foreign	11.7	8.6

Total	$247.6	$230.1

	Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	FSI	ROP	Cluster Targeted	1 to 1	International & Services	Total
2004
Revenues from external customers	$376.7	$70.2	$182.0	$42.9	$70.0	$741.8
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$6.2	$—	$1.5	$0.6	$2.3	$10.6
Segment profit	$84.5	$3.6	$23.2	$1.1	$10.6	$123.0

2003
Revenues from external customers	$380.5	$41.9	$171.1	$27.6	$57.1	$678.2
Intersegment revenues	$—	$—	$—	$(1.0)	$—	$(1.0)
Depreciation/amortization	$6.5	$0.1	$1.5	$0.6	$2.3	$11.0
Segment profit (loss)	$114.3	$4.7	$15.7	$(4.5)	$8.2	$138.4

Reconciliations to consolidated financial statement totals are as follows:

	Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2004	2003
Profit for reportable segments	$123.0	$138.4
Unallocated amounts:
Interest (expense)	(8.6)	(9.9)
Refinancing charge	—	(3.9)
Other income	1.3	1.8

Earnings before taxes	$115.7	$126.4

Domestic and foreign revenues were as follows:

	Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2004	2003
United States	$703.2	$649.4
Foreign	38.6	28.8

Total	$741.8	$678.2

8.	Earnings Per Share

Earnings per common share (“EPS”) data were computed as follows:

	Three Months Ended Sept. 30,
(in thousands of U.S. dollars)	2004	2003
Net Earnings	$22,439	$26,717

Basic EPS:
Weighted average common shares outstanding	51,747	52,028

Earnings per common share - basic	$0.43	$0.51

Diluted EPS:
Weighted average common shares outstanding	51,747	52,028
Weighted average shares purchased on exercise of dilutive options	3,212	1,774
Shares purchased with proceeds of options	(2,988)	(1,568)
Shares contingently issuable	65	83

Shares applicable to diluted earnings	52,036	52,317

Earnings per common share - diluted	$0.43	$0.51

	Nine Months Ended Sept. 30,
(in thousands of U.S. dollars)	2004	2003
Net Earnings	$73,898	$80,248

Basic EPS:
Weighted average common shares outstanding	51,944	52,019

Earnings per common share - basic	$1.42	$1.54

Diluted EPS:
Weighted average common shares outstanding	51,944	52,019
Weighted average shares purchased on exercise of dilutive options	4,262	1,756
Shares purchased with proceeds of options	(3,943)	(1,607)
Shares contingently issuable	65	83

Shares applicable to diluted earnings	52,328	52,251

Earnings per common share - diluted	$1.41	$1.54

Unexercised employee stock options to purchase 4,693,990 and 3,826,783 shares of Valassis’ common stock were not included in the computations of diluted EPS for the three months and nine months ended September 30, 2004, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook,” “Overview” and elsewhere in this report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of Valassis’ businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in Valassis’ paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; or changes which affect the businesses of our customers and lead to reduced sales promotion spending. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Valassis achieved quarterly revenues of $247.6 million for the quarter ended September 30, 2004, up 7.6% from the third quarter 2003. For the nine-month period ended September 30, 2004, revenues were $741.8 million, up 9.4%. Strong demand for our diversified product portfolio and integrated marketing solutions continued and all segments experienced revenue growth during the quarter and nine-month period, with the exception of the FSI segment, which was down 5.2% for the quarter and 1% for the nine-month period.

For the ninth consecutive quarter, the cooperative FSI industry experienced mid-single digit (unit) page growth. We continued to be impacted by competitive pricing pressure in the FSI segment. We have seen some evidence of an improving pricing environment and will continue to monitor whether these positive signs continue. Due to the multi-year nature of FSI customer contracts, the economic impact of the competitive pricing environment will continue into future periods even if pricing improves.

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

Segment Results

FSI

In the quarter ended September 30, 2004, FSI revenues were down 5.2% compared to the quarter ended September 30, 2003 to $117.0 million. For the nine months ended September 30, 2004, FSI revenues were down 1.0% versus the year-ago period to $376.7 million. The cooperative FSI industry continues to show unit growth, and our market share remained flat compared to the third quarter of 2003. The impact of unit growth was offset by the reduction of price caused by the intense competitive environment in the FSI industry. FSI cost of goods sold was up slightly for the quarter and nine months ended September 30, 2004 versus the comparable period a year-ago on a cost-per-thousand (“CPM”) basis. Paper cost increased slightly, offset by decreases in production and media costs, due to the increase in pages produced over the comparable prior-year periods.

Run of Press (“ROP”)

Revenues for ROP increased 14.3% in the third quarter of 2004 to $21.6 million from the year-ago quarter. Revenues for the nine months ended September 30, 2004 increased 67.5% to $70.2 million from the year-ago period. Approximately $11.2 million and $29.6 million of the increase for the third quarter and the nine-month period, respectively, is attributable to a change in contract terms resulting in a switch from transaction fee-based net revenue recognition to full-service gross revenue recognition for a portion of business. The gross margin percentage also declined due to the shift from fee-based (net revenue) to margin-based (gross revenue) business, as well as a change in customer mix. Valassis continued to experience increased demand for this product, most notably in the telecommunications customer segment.

Cluster Targeted

Our Cluster Targeted product revenues increased 19.0% in the quarter ended September 30, 2004 to $72.7 million versus the quarter ended September 30, 2003 with strong demand from the traditional direct marketing customer segment. For the nine months ended September 30, 2004, revenues were up 6.4% to $182.0 million. The gross margin in this segment continues to improve, as we have replaced lower margin customers with more profitable business.

1 to 1

The 1 to 1 segment had revenues of $14.6 million in the quarter ended September 30, 2004, an increase of 82.5% over the quarter ended September 30, 2003. Revenues for the nine months ended September 30, 2004 were $42.9 million, an increase of 55.4% over the comparable period of 2003. The increase in revenues for this segment is due to the growth in our direct-mail business. Our customers, who are grocery retailers and consumer packaged goods companies, are increasingly utilizing frequent shopper card data to target and implement direct-mail programs to reach their consumers. In September 2004, we acquired Catalina Marketing’s direct mail division, Catalina Direct Marketing Services. This acquisition contributed less than $750,000 in revenue for the quarter. We continue to integrate the operations of our PreVision, VRMS and Direct Mail product groups and reposition the segment portfolio in an effort to enhance future results.

International & Services

This segment produced revenues of $21.7 million in the third quarter of 2004, an increase of 16% over the third quarter of 2003, fueled by growth in international revenues. Revenues for the nine months ended September 30, 2004 were $70.0 million, an increase of $12.9 million over the comparable year-ago period. $9.0 million of this nine-month increase was due to the inclusion of NCH revenue for the entire period in 2004 versus only 7 1/2 months in 2003, when NCH was purchased and began to be consolidated. The remainder of this increase is attributable to the impact of foreign currency rates. We are testing new media products and services in key European markets and are encouraged by the customer interest in these new promotional vehicles.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the third quarter of 2004 to $31.9 million versus $29.1 million in the third quarter of 2003. The increase resulted from increases in performance-based incentive plans and investments made in future growth opportunities. For the nine months ended September 30, 2004, selling, general and administrative costs increased to $95.4 million from $87.4 million for the same period in 2003. The increase related to the acquisition of NCH in February 2003 was $2.1 million. The remaining increase resulted from increases in performance-based incentive plans as well as investments made in future growth opportunities.

Non-operating Items

Interest expense was $2.4 million in the third quarter of 2004, compared to $3.3 million in the third quarter of 2003. For the nine months ended September 30, 2004, interest expense was $8.6 million versus $9.9 million during the same period a year ago. The refinancing of our long-term debt in May 2003, and the interest rate swap completed in June 2004, resulted in an overall reduction in our borrowing rate. In addition, in June, 2004 we repurchased $38.7 million of our Zero-Coupon Convertible Notes due 2021 lowering our debt balance.

Net Earnings

Net earnings were $22.4 million in the third quarter of 2004, a decrease of $4.3 million, or 16.0% from the third quarter of 2003. The decrease in earnings was due primarily to the competitive pricing pressure in the FSI segment. Diluted earnings per share were $0.43 in the third quarter of 2004, compared to $0.51 in the third quarter of 2003.

Net earnings were $73.9 million for the nine months ended September 30, 2004, a decrease of $6.3 million, or 7.9% from the same period of 2003. A refinancing charge of $2.5 million, net of tax, was included in the 2003 period. The decrease in earnings was due primarily to the competitive pricing pressure in the FSI segment. Diluted earnings per share were $1.41 in the first nine months of 2004, compared to $1.54 in the first nine months of 2003.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 50.8% of Valassis’ total revenue in the nine months ended September 30, 2004. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables and accordingly, we can operate with low, or even negative, working capital.

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

Sources and Uses of Cash

Cash and cash equivalents totaled $205.1 million at September 30, 2004 versus $207.4 million at December 31, 2003. This decrease was the result of cash provided by operations of $69.8 million offset by cash used by financing activities of $56.6 million primarily related to the financing of the put option of the Zero Coupon Convertible Notes due 2021 of $38.7 million and stock repurchases of $22.0 million, and cash used for investing activities of $15.6 million during the nine-month period ended September 30, 2004, including $5 million used for the acquisition of Catalina Direct Marketing Services.

Cash flow from operating activities was $69.8 million in the nine months ended September 30, 2004. This was the result of net earnings of $73.9 million adjusted for non-cash items, the largest of which are depreciation and amortization of $10.7 million, and offset by working capital needs.

Net cash used in investing activities was $15.6 million in the nine months ended September 30, 2004, down from $64.0 million in the comparable period of 2003. We paid $59.3 million ($45.0 million, net of cash acquired) for the purchase of NCH in February 2003. Additionally, capital expenditures decreased from $16.3 million in 2003 to $10.3 million due to the timing of 2004 capital projects. We still expect to spend approximately $20 million on capital projects in 2004.

Current and Long-term Debt

As of September 30, 2004, Valassis’ debt was $273.7 million, which consists of $100 million ($99.8 million, net of discount) of its 6 5/8% Senior Notes due 2009, $13.9 million of Zero Coupon Senior Convertible Notes due 2021, and $160 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate which matures in November 2006. During the nine months ended September 30, 2004, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants as of September 30, 2004. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

The holders of Valassis’ Zero Coupon Convertible Notes due 2021 (“the Notes”) had the option to require Valassis to purchase all or a portion of their notes on June 6, 2004 at a price of $602.77 per $1000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 bonds outstanding at that date, 64,272 were put back to Valassis. Valassis chose to settle the put with cash and, as such, paid $38.7 million on June 7, 2004 to the trustee of the Notes. The remaining debt balance related to the Notes is approximately $13.9 million, which represents the accreted value of the Notes as of September 30, 2004. The remaining holders of the Notes may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash or common stock at the option of Valassis in 2006 and cash only in 2011 and 2016. In connection with a proposed amendment to FASB Statement No. 128, Valassis may waive its right to pay for this put in common stock. See “New Accounting Standards.” Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the Zero Coupon Senior Convertible Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes due in 2033 receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the Senior Convertible Notes issued in 2003 may require us to purchase all or a portion of their Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. In connection with a proposed amendment to FASB Statement No. 128, Valassis may waive its right to pay for this put in common stock. See “New Accounting Standards.” Also, each holder may require us to repurchase all or a portion of such holder’s Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the Notes at the accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and, from time to time, to repurchase common stock through our stock repurchase program.

As of September 30, 2004, Valassis had Board of Directors’ authorization to repurchase an additional 1.9 million shares of its common stock under its existing share repurchase program.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of September 30, 2004, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $10.3 million for the nine months ended September 30, 2004. Management expects future capital expenditure requirements of approximately $20 million for each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2004. These statements are forward looking and actual results may differ materially.

•	Valassis increased its total revenue guidance to be up approximately 10% in 2004.

•	Valassis indicated that it expected to finish 2004 with EPS at the high end of the previously announced range of $1.73 - $1.85.

Valassis expects earnings per share for 2005 to be between $1.80 and $2.00, based upon the following assumptions:

•	For the full year 2005, the company expects revenue to be up by a mid-single digit percentage.

•	Free-standing Insert (FSI) revenues are expected to be down by a percentage in the low-single digits due to lower pricing on contracts negotiated in 2003 and 2004 that will affect co-op FSI business placed in 2005. Cost of goods sold on a CPM basis for the FSI is expected to be up by a percentage in the low-single digits due to anticipated increases in paper cost.

•	Run of Press (ROP) revenues and net operating profits are expected to be up 5% to 10% year over year.

•	Cluster Targeted revenues are expected to be up 10% to 15% assuming continued customer expansion.

•	1 to 1 revenues are expected to be up 20% to 25%, assuming the strong growth of direct mail programs based on frequent shopper data.

•	International & Services revenues are expected to be up by a percentage in the mid-single digits.

•	SG&A is expected to be up approximately 5%.

•	Free cash flow (after capital expenditures) is projected to be between $90 million to $100 million for the year. Capital expenditures will be approximately $20 million in 2005.

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

ROP – ROP revenue is recognized on the date that the advertisement runs in the newspaper. Some customers have contracts whereby Valassis earns a fee and the media costs are pass-through costs to the customer. In such cases, Valassis only recognizes the transaction fee as revenue on the date the advertisement runs in the newspaper. Customer contracts can vary which may lead to material changes in revenue for this segment, while not affecting absolute gross margin dollars.

Cluster Targeted – The majority of Cluster Targeted products are newspaper delivered and revenue is recognized in the period that the product is distributed. For non-newspaper-delivered products, revenue is recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

1 to 1 – Revenue for direct mail products is recognized when the product is inserted into the United States Postal Service mail stream. Revenue from software products is recognized per installation and revenue from services is recognized on a percent-complete method.

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

By balancing the mix of variable- versus fixed-rate borrowings, Valassis manages the interest-rate risk of its long-term debt. In June 2004, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 6 5/8% Senior Notes due 2009 for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Three-month LIBOR was approximately 202 basis points as of September 30, 2004.

Other Matters – Valassis does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

New Accounting Standards

On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the FASB has issued an Exposure Draft, “Earnings Per Share - an amendment of FASB Statement No. 128.” This Exposure Draft requires contracts that contain an option to settle in cash or stock be assumed to settle in stock for diluted earnings per share computations. These proposals would require Valassis to include an additional 4.3 million shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense) in its computation of diluted earnings per share for the year ending December 31, 2004 and subsequent years. Valassis would also be required to restate prior period earnings per share and amounts presented for comparative purposes.

Valassis currently has $173.9 million of outstanding contingently convertible securities (consisting of $13.9 million of Zero Coupon Senior Convertible Notes due 2021 (the “2021 Notes”) and $160 million of Senior Convertible Notes due 2033 (the “2033 Notes”)).

The Indenture covering the 2033 Notes provides that Valassis has the right to use stock or cash to settle the principal amount of the Notes if the holders ever choose to convert the Notes or require Valassis to repurchase them. The Indenture covering the 2021 Notes provides that Valassis has the right to use stock or cash in the event that the holders of these Notes require Valassis to purchase their Notes on June 6, 2006. The remaining options of the holders to require Valassis to purchase these Notes (on June 6, 2011 and June 6, 2016) must be paid in cash. The 2021 Notes do not permit Valassis to use cash to settle the principal amount of the Notes in the event that a holder converts (except in lieu of fractional shares issuable upon conversion).

Thus, with respect to the 2033 Notes and for the put right on June 6, 2006 held by the holders of the 2021 Notes, at Valassis’ option, it can unilaterally and irrevocably waive its right to use stock to settle the principal amount of these Notes in the event that a holder converts or requires Valassis to repurchase its Notes pursuant to the terms and conditions of the Indentures. If Valassis were to waive its right to settle the principal amount using stock, it would nevertheless retain the right to use either cash or stock to settle any amount that might become due to holders in excess of the principal amount (the in-the-money amount).

If Valassis chooses to waive its right to settle the principal amount in stock under the circumstances where it has the right, its fully diluted earnings per share would be affected only at such time in the future as and when its stock price were to rise above the conversion prices specified for each of the Notes. The level of dilution would be equal to the number of shares needed to satisfy the in-the-money amount. Under such circumstances, Valassis’ earnings per share would not experience any dilution at today’s stock price. Management intends to recommended to the Board of Directors that waive the applicable provisions of the Indentures for these Notes accordingly.

See Note 6 to the consolidated financial statements for a discussion of Valassis’ convertible securities.

Item 3. Quantitive and Qualitive Disclosure about Market Risk

Valassis’ principal market risks are interest rates on various debt instruments and foreign exchange rates at its international subsidiaries.

Interest Rates

Valassis has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the nine months ended September 30, 2004, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk. As of September 30, 2004, as a consequence of entering into the interest rate swap agreements discussed more fully above, we pay interest on approximately 20% of our borrowings on a variable-rate basis.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended and nine months ended September 30, 2004, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2004, Valassis had a commitment to purchase $7.3 million in Mexican pesos over the next 15 months.

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

Part II – Other Information

Item 1. Legal Proceedings

On October 22, 2004, a shareholder class action lawsuit was filed in the United States District Court for the Eastern District of Michigan against Valassis, its Chief Executive Officer, Alan F. Schultz and its Chief Financial Officer, Robert L Recchia. The complaint alleges that certain statements made by and on behalf of Valassis violated federal securities laws. The Plaintiff seeks to represent a class of shareholders who purchased company common stock between April 25, 2002 and October 23, 2002. No substantive action has taken place in this matter. Valassis believes that the lawsuit is without merit and intends to defend itself vigorously against these claims.

The Company is involved in various claims and legal actions arising in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30, 2004	99,200	$29.00	99,200	2,189,100
Aug. 1 through Aug. 31, 2004	14,000	$29.06	14,000	2,175,100
Sept. 1 through Sept. 30, 2004	232,200	$28.88	232,200	1,942,900

Total	345,400	$28.92	345,400	1,942,900

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Form 8-K

(1)	The Company filed a report on Form 8-K, dated July 22, 2004, announcing its financial results for the quarter ended June 30, 2004.

(2)	The Company filed a report on Form 8-K, dated September 22, 2004 announcing the asset purchase of Direct Marketing Services, the direct mail division of Catalina Marketing, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2004

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.