Form 10-K
period 2004-12-31
VALASSIS COMMUNICATIONS INC
filed 2005-03-15
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

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

Yes  ☒    No  ☐

As of March 1, 2005, there were 50,599,731 shares of the Registrant’s Common Stock outstanding. As of such date, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was $1,087,000,000.

The applicable portions of Valassis’ Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on or about May 10, 2005 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1.	Business

The Company

Valassis provides a wide range of marketing products and services to a variety of premier manufacturers, direct marketers, retailers, franchisees and other advertisers. We can provide these products and services at the market, neighborhood and household targeted levels and can combine all three levels of targeting into a single campaign. Valassis uses the term, integrated solution, to describe when a customer uses three or more of our products/services together in a single promotional campaign. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our customers.

Valassis provides the following products and services to our customers:

Mass Products – products that reach a large area or “market” at a low cost:

•	Cooperative Free-standing Inserts (FSI) – four-color promotional booklets containing the coupons of multiple advertisers (cooperative) that are distributed to 58.5 million households through Sunday newspapers with additional distribution available to rural or Hispanic markets; and

•	Run of Press (ROP) – brokering of advertising that can be printed directly on pages of more than 13,500 newspapers.

Cluster Targeted Products – products that reach “neighborhoods” based on geographic and demographic targeting characteristics:

•	Preprinted Inserts – specialized print promotion programs in a variety of formats for single advertisers;

•	Newspaper-delivered Product Sampling – customer product samples inserted into newspapers or placed in a polybag with the newspapers;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample; and

•	Door Hangers – product samples and advertisements hung on consumers’ doors.

1 to 1 Products – products and services that target individuals or “households”:

•	Direct Mail Advertising/Sampling – database-driven direct-mail programs that may include customer product samples;

•	PreVision Marketing, LLC (PreVision) – direct marketing agency; and

•	Valassis Relationship Marketing Systems, LLC (VRMS) – customer loyalty marketing software provider.

International & Services:

•	NCH Marketing Services, Inc. (NCH) – coupon clearing, promotion information management products and marketing services with operations in the United States, Mexico and Europe;

•	Valassis Canada – promotional products and services available in Canada; and

•	Promotion Watch – provider of promotion security and consulting services.

Mass (Market-level Targeted Products)

Cooperative Free-standing Inserts

Cooperative free-standing inserts (FSIs) are four-color promotional booklets containing promotions from multiple customers, printed by us at our own facilities and distributed through Sunday newspapers. In 2004, we inserted our traditional cooperative FSIs in the Sunday edition of approximately 550 newspapers with a combined average newspaper circulation of 58.5 million on 41 publishing dates. Valassis also produces customized FSIs (custom co-ops) featuring multiple brands of a single customer.

Additionally, Valassis produces specialty FSIs including the C&D County insert for smaller rural communities which reaches 5.4 million households in the U.S., and the Hispanic FSI which reaches an additional 3.9 million households in Spanish-language newspapers.

The majority of cooperative FSI business is conducted under long-term, market share contracts. Under these market share contracts, customers guarantee Valassis a percentage of their cooperative FSI pages at agreed upon pricing covering a specified amount of time. The FSI provides product category exclusivity for its customers so that competing products in the same product category will not be printed in the same FSI book. If a category is not available on the date requested, the customer has the option to use our competitor’s FSI or select another date to include their promotion. Due to this environment, many customers reserve their space well in advance.

We typically develop our annual publication schedule approximately 9 to 12 months in advance of the first publication date for each year and customers may reserve space at any time thereafter. Valassis account managers work closely with customers to select their FSI publication dates from our schedule and coordinate all aspects of FSI printing and publication. Our proprietary order entry and ad placement software allows us to produce as many different FSI versions as customers require, typically over 450 different layout versions per publication date. By offering different versions in different markets, we offer our customers greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discounted price, primarily to direct mail or direct response marketers, who are placed on a waiting list for space that may become available. We select direct mail marketers as remnant space customers on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Remnant space customers are subject to being “bumped” in favor of a regular price customer in need of space at the last minute. Remnant space represents about approximately 20% of the FSI pages and the revenue is included in total cooperative FSI sales for financial reporting purposes.

The cost components of the FSI are media insertion, paper and print/freight costs, which represented approximately 44%, 30% and 26% of the total cost, respectively, for the year ended December 31, 2004.

Total cooperative FSI sales during the year ended December 31, 2004 were $493.8 million, or 47.3% of our total revenue. The top 10 free-standing insert customers accounted for approximately 45% of FSI sales during the year ended December 31, 2004, and one customer accounted for more than 10% of such sales for the same period.

ROP

Valassis offers its customers the ability to run their promotional advertising directly on the pages of more than 13,500 newspapers by brokering advertising space. We offer our customers the flexibility to run in any number of the available newspapers in our network. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our customers.

Media insertion (newspaper placement fees) is the major cost component of ROP distribution, which generally accounts for approximately 99% of our total direct ROP costs. We believe that our customers use us to place ROP advertising because of our ability to negotiate favorable media rates, our experience in selecting the best newspapers to meet our customers’ needs, our well-developed production and national network placement capabilities and our ability to integrate ROP programs with our other products and services.

Total ROP sales were $114.2 million during the year ended December 31, 2004, or 10.9% of our total revenue. The top 10 ROP customers accounted for 94% of the ROP sales for the year ended December 31, 2004 and one ROP customer accounted for approximately 65% of such sales.

Cluster Targeted (Neighborhood-level Targeted Products)

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

Product Advertising and Sampling

Valassis offers newspaper-delivered sampling products that give manufacturers the ability to reach up to 65 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac® ), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch® ). In addition, Brand Bag™ and Brand Bag+ ™ offer marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without a sample included. The bags feature the customer’s advertising with the option of a weather-resistant tear-off coupon.

In 2004, Cluster Targeted products generated revenue of $275.2 million, or 26.4% of our total revenue. The top 10 customers accounted for approximately 40% of Cluster Targeted sales during the year ended December 31, 2004. No single customer accounted for more than 10% of Cluster Targeted sales during the same period.

1 to 1 (Household-level Targeted Products)

Direct Mail

Valassis produces direct-mail programs based on multiple data sources. We have experienced increased demand for direct-mail programs targeted based on frequent shopper card data. These programs may utilize Valassis’ internal variable image print capability, VRMS’ software analytics and Valassis’ Aztec Code technology. In September of 2004, Valassis acquired Catalina Marketing’s Direct Marketing Services (DMS) business and has since integrated the sales and operations into the Valassis 1 to 1 business segment.

VRMS

VRMS is a 100% owned subsidiary of Valassis that provides proprietary software solutions for customer loyalty marketing.

PreVision

PreVision, a 100% owned subsidiary, is a high-end, full-service direct marketing agency. Through PreVision we have the ability to analyze the information marketers collect in databases; make strategic recommendations; develop and execute creative programs; and analyze program results.

1 to 1 revenue in 2004 totaled $61.8 million, or 5.9% of our total revenue. The top 10 customers accounted for approximately 44% of 1 to 1 revenue in 2004, with no single customer accounting for more than 10% of 1 to 1 revenue during the same period.

International & Services

NCH

NCH is a provider of promotion information management products, marketing services and coupon clearing in the United States and Europe and has production facilities in Mexico. Services include retailer coupon clearing, manufacturer redemption, electronic discount settlement and promotion analysis. During 2004, approximately 54% of NCH revenues were from Europe.

Valassis Canada

This 100% owned subsidiary provides promotional products and services in Canada, such as free-standing inserts reaching over five million Canadian households, as well as other promotion products and services.

Promotion Watch

Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps customers with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.

International & Services generated revenue of $99.1 million in 2004, or 9.5% of our total revenue. The top 10 customers accounted for approximately 18% of International & Services sales in 2004. No single customer accounted for more than 10% of this segment’s revenue.

Competition

Mass

Our cooperative FSI competes principally with News America Marketing, a company owned by The News Corporation. We compete for business primarily on the basis of the following:

•	price;

•	category availability;

•	targeting ability;

•	ability to integrate with other products;

•	program development consulting; and

•	customer service and sales relationships

In the past, new competitors have tried to establish themselves in the FSI market. During such times, the number of FSI programs increased, resulting in periods of intense price competition and higher costs due to a decrease in pages per FSI program. Should a new competitor try to enter the FSI market in the future, it could have a material adverse effect on our financial performance.

Our principal competitor in the cooperative FSI market, News America Marketing, competed aggressively for FSI business. As a consequence, prices trended downward in 2004, although we were able to regain some market share in 2004 in comparison to 2003 and the industry grew by a percentage in the mid-single digits. The combination of these factors resulted in a slight increase in revenues and declining profitability for our FSI business. During the third quarter of 2004, we announced a strategy with the goal of increasing Valassis pricing without a loss of market share. The results of this strategy remain inconclusive and a continuation or acceleration of the competitive trends could have a material adverse effect on our financial results.

We compete with media other than FSIs for the promotion and marketing dollars of our customers. It is possible that alternative media, changes in promotional strategies or consumer utilization could make FSIs less attractive to our customers or could cause a shift in their preference to different promotional materials or coupon delivery modes. In addition, some of our competitors, particularly News America Marketing, have substantially greater financial resources than we do.

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

1 to 1

Our 1 to 1 segment competes against full-service direct mail providers, commercial letter shops and direct/loyalty marketing agencies. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenue and profit margins.

International & Services

In our International & Services segment, NCH competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing services in the United States. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenue and profit margins.

Employees

As of December 31, 2004, we had approximately 4,100 full-time employees worldwide. Approximately 1,600 are employed in the United States. None of our United States employees are represented by labor unions; however, some of our foreign employees are represented by labor unions. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Segment Reporting

For segment financial information for the years 2004, 2003 and 2002, see the table titled “Results of Operations” under “Management’s Discussion & Analysis of Financial Condition & Results of Operations” and in Note 12 of the “Notes to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”

Availability of Filings

Valassis makes all of its reports filed under the Securities Exchange Act of 1934 available, free of charge, on its Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission.

During 2004, Valassis’ Chief Executive Officer (CEO) provided to the New York Stock Exchange the annual CEO certification regarding Valassis’ compliance with the New York Stock Exchange corporate governance listing standards.

Item 2.	Properties

Our principal executive offices are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Los Angeles (Costa Mesa); Chicago (Deerfield); Dallas; Boston (Lincoln); Connecticut (Shelton); Cincinnati; Toronto (Mississauga), Canada; Hamburg (Elmshorn), Germany and Paris (Boulogne-Billancourt), France.

Below is a listing of our manufacturing and production facilities. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of a contract printer:

Location	Type	Owned/ Leased	Square Footage	Primary Segment
Livonia, MI USA	Printing/Warehouse	Owned	225,000	Cluster Targeted
Durham, NC USA	Printing	Owned	188,000	FSI
Wichita, KS USA	Printing	Owned	138,000	FSI
Plymouth, MI USA	Production	Leased	59,100	FSI/Cluster Targeted
Mexicali, Mexico	Production	Leased	125,000	Cluster Targeted
Calexico, CA USA	Production	Leased	55,026	Cluster Targeted
Nuevo Laredo, Mexico	Production	Owned	83,595	International & Services
Juarez, Mexico	Production	Owned	70,199	International & Services
Delicias, Mexico	Production	Owned	83,595	International & Services
Corby, England	Production/Office*	Owned	82,000	International & Services
El Paso, TX USA	Production	Leased	11,000	International & Services
Milan, Italy	Production	Leased	15,070	International & Services
Aranjuez, Spain	Production	Leased	15,000	International & Services

*	In August 2003, the production facility and warehouse in Corby, England was destroyed by fire and the office facility was damaged. We are currently leasing temporary facilities during building reconstruction. The damages sustained have not and will not result in a material adverse impact on our financial statements.

In February 2005, Valassis purchased a 55,000 square-foot facility in Livonia, Michigan to replace its leased Plymouth, Michigan facility.

Item 3.	Legal Proceedings

On October 22, 2004, a shareholder class action lawsuit was filed in the United States District Court for the Eastern District of Michigan against Valassis, its Chief Executive Officer, Alan F. Schultz and its Chief Financial Officer, Robert L. Recchia. The Plaintiffs voluntarily dismissed the case on March 10, 2005, without any payment, compensation or fees being provided to them.

On November 9, 2004, Valassis received a letter dated November 8, 2004 from the Federal Trade Commission (FTC) informing us that the FTC is conducting a non-public investigation to determine whether Valassis may have engaged in unfair method of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act by soliciting an agreement with a competitor to fix prices and to allocate customers. As the FTC pointed out in their letter of November 8, 2004, neither the letter or the existence of this investigation should be construed to indicate that a violation has occurred or is occurring. Valassis is fully cooperating with the FTC.

The primary relief generally sought by the FTC in these types of cases is equitable in nature in the form of a decree delineating acceptable future conduct. Although we cannot predict the timing or outcome of this investigation, one consequence of an adverse result might be that future public speech regarding changes to Valassis’ FSI pricing policies might be subject to restriction. We do not expect any relief to otherwise restrict the operation of our FSI business.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Valassis’ common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of Valassis’ common stock at December 31, 2004 was 207.

High and low stock prices during the twelve months ended December 31, 2004 and 2003 were:

	2004		2003
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
Mar. 31	$32.21	$28.90	$30.69	$21.45
June 30	$32.13	$28.88	$28.25	$24.89
Sept. 30	$30.63	$27.48	$30.20	$25.50
Dec. 31	$35.91	$29.16	$29.90	$23.50

Currently, Valassis has no plans to pay cash dividends. In addition, should Valassis change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash.

The following table provides information about Valassis’ purchases of equity securities that are registered by Valassis pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	333,600	$30.56	333,600	1,609,300
November 1 through November 30	348,200	$34.25	348,200	1,261,100
December 1 through December 31	447,117	$35.22	447,117	5,813,983

Total	1,128,917	$33.55	1,128,917	5,813,983

These shares have been repurchased under a 5 million share repurchase program authorized by the Board of Directors of Valassis on December 4, 2001. Previously announced programs of 5 million shares each, authorized in 1996, 1998 and 2000, respectively, have been exhausted. On December 7, 2004, the Board authorized an additional open market share repurchase program for up to 5 million shares.

Item 6.	Selected Financial Data

(in thousands of U.S. dollars, except per share data and ratios)

	YEAR ENDED
	Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001		Dec. 31, 2000
Revenues	$1,044,069		$916,520		$852,296		$847,455		$835,342

Net earnings	100,747	(1)	103,708	(2)	95,254	(3)	117,859	(4)	125,699	(5)

Total assets	737,965		692,754		386,079		363,025		325,717

Long-term debt, less current portion	273,703		259,819		257,280		252,383		325,490

Net earnings per share, basic	1.95		1.99		1.79		2.20		2.30

Net earnings per share, diluted	1.93		1.98		1.77		2.17		2.27

Cash dividends declared per share	—		—		—		—		—

Ratio of earnings to fixed charges (6)	12.2	3x	11.4	4x	10.8	1x	10.7	4x	9.2	5x

(1)	Includes a $4.1 million gain, net of tax, due to the settlement of a property insurance claim related to a fire at our Corby, England facility, and a $2.3 million write-off, net of tax, of a cost-basis Internet investment.

(2)	Includes a $2.5 million refinance charge, net of tax, incurred in May 2003 related to the partial buy-back of the convertible debt issued in 2001.

(3)	Includes a $35.3 million impairment charge, net of tax, related to goodwill and investments of VRMS, PreVision and a cost-basis Internet investment.

(4)	Includes a $3.8 million impairment charge, net of tax, related to an investment in Save.com.

(5)	Includes a $13.9 million, net of tax, impairment charge to record losses on equity investments and the write-off of goodwill related to the Net’s Best, as well as income from a lawsuit settlement of $16.7 million, net of taxes.

(6)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

This information should be read in conjunction with the Consolidated Financial Statements of Valassis and the notes thereto appearing elsewhere in this Report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook” and elsewhere in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. For a discussion of certain of these risks, uncertainties and other factors, see “Risk Factors.” There can be no assurances, however, that our expectations will necessarily come to pass. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Valassis’ results for 2004 reflect revenue growth in all of our business segments. While FSI revenues were up only slightly, our Cluster Targeted, 1 to 1 and International & Services segments all experienced double-digit revenue growth in 2004. Our ROP segment also contributed to the overall growth with a revenue increase in excess of 100%; however, the majority of this revenue increase is attributed to the changing fee structure for certain ROP contracts.

The cooperative FSI industry experienced mid-single digit unit (page) growth in 2004. While industry page growth was positive and our FSI market share increased, overall FSI pricing declined in 2004, in comparison to 2003. This decline in FSI pricing had a negative impact on profits in the FSI segment. During the third quarter of 2004, we announced a strategy to increase Valassis pricing without a loss in market share. The results of this initiative are yet to be conclusive, although we are cautiously optimistic that Valassis’ FSI pricing will begin to improve. Due to the multi-year nature of FSI customer contracts, the economic impact of the competitive pricing environment will continue into future periods even if pricing improves for new contracts. 2005 FSI revenues are expected to be down by a percentage in the low-single digits due to lower pricing on contracts negotiated in 2003 and 2004 that will affect cooperative FSI business placed in 2005.

During 2004, we continued our strategy to grow our customer base. For the year ended December 31, 2004 approximately: 48% of our revenue came from consumer packaged goods manufacturers; 11% came from telecommunications; 11% came from specialty retailers; 9% came from food service; 8% came from direct response marketers; 6% came from grocery retailers (including drug, wholesale and mass merchants); 5% came from consumer services (i.e. financial, Internet); 2% came from other types of customers (i.e. automotive, hardware/software, newspapers).

The February 2003 acquisition of NCH, with operations in the United States, Mexico and Europe, has expanded our product portfolio to include promotion information management products and coupon clearing services. We continue to focus on NCH’s core expertise of managing the financial transactions between retailers and consumer packaged goods manufacturers related to their promotional activities.

While we believe there continues to be growth opportunities in the U.S, we are expanding our geographic reach by testing new media products in Europe. We began testing new products in Germany, Spain and Italy in 2004 and will continue testing new media products and services in 2005.

We expect many of the macro-economic trends we saw in 2004 to continue into 2005. It is anticipated that customers will continue to link marketing spending to revenue generation, leading marketers to choose promotional alternatives that provide measurable return on investment. Customer marketing budgets are projected to be up moderately and continued economic recovery should lead to additional new product introductions. Marketing dollars should also shift to home-delivered promotional media due to increases in television fragmentation, the rise of television commercial blocking products, growth in commercial-free radio programming and greater participation in the National Do Not Call list. These trends should continue to have a positive impact on our business, increasing the marketing dollars our customers will allocate to the home-delivered promotional products we offer.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:

	YEAR ENDED
	Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues
Mass products:
FSI sales	$493.8	47.3%	$490.6	53.5%	$570.7	67.0%
ROP sales	114.2	10.9	55.2	6.0	41.1	4.8
Cluster Targeted sales	275.2	26.4	250.7	27.4	198.5	23.3
1 to 1 sales	61.8	5.9	38.8	4.2	33.6	3.9
International & Services sales	99.1	9.5	81.2	8.9	8.4	1.0
Revenues	1,044.1	100.0	916.5	100.0	852.3	100.0
Cost of products sold	748.1	71.7	619.9	67.7	538.6	63.2
Gross profit	296.0	28.3	296.6	32.3	313.7	36.8
Selling, general and administrative expenses	133.1	12.8	120.3	13.1	94.7	11.1
Loss on equity investments	—	—	—	—	1.7	0.2
Amortization of intangible assets	0.3	—	0.2	—	0.2	—
Goodwill and investment impairment charges	3.5	0.3	—	—	55.3	6.5
Earnings from operations	159.1	15.2	176.1	19.2	161.8	19.0

Other expenses and income
Interest expense	11.4	1.1	13.1	1.4	13.3	1.6
Refinancing charge	—	—	3.9	0.4	—	—
Other (income) and expenses	(9.1)	0.9	(3.7)	(0.4)	(0.7)	(0.1)
Total other expense and (income)	2.3	0.2	13.3	1.4	12.6	1.5
Earnings before income taxes	156.8	15.0	162.8	17.8	149.2	17.5
Income taxes	56.1	5.4	59.1	6.5	53.9	6.3

Net earnings	$100.7	9.6%	$103.7	11.3%	$95.3	11.2%

Revenues

Valassis achieved record revenues of $1,044.1 million in 2004, exceeding 2003 revenue by $127.6 million, or 13.9%. Valassis experienced growth in all segments, however, revenue for the FSI segment grew less than 1% and continues to be negatively impacted by an intense competitive pricing environment. Revenue growth includes $9.0 million from the inclusion of a full year of results for NCH versus 10 1/2 months in 2003 and $6.0 million due to the purchase of Direct Marketing Services in September of 2004.

2003 revenues were up $64.2 million, or 7.5%, over 2002 revenue. The acquisition of NCH in February 2003 accounted for approximately $71.0 million in revenue in 2003. Without this acquisition, revenues would have declined by less than 1%.

Operating Costs

Cost of products sold was $748.1 million in 2004 compared to $619.9 million in 2003 and $538.6 million in 2002, increasing as a percentage of revenue each year. Gross margin in 2004 was 28.3% versus 32.3% in 2003 and 36.8% in 2002. The decrease in gross margin percentage from 2004 compared to 2003 and from 2003 compared to 2002 was primarily the result of competitive pricing issues in the FSI segment. FSI unit costs were flat as the result of mid-single digit increases in paper costs offset by decreases in media insertion due to an increase in average pages per book and a reduction in printing cost. Additionally, the gross margin percentage was negatively impacted by a change in mix resulting in a larger percentage of sales from lower margin products.

Selling, general and administrative costs increased in 2004 to $133.1 million versus $120.3 million in 2003. The increase resulting from a full year of costs from NCH, which was consolidated beginning February 13, 2003 was $2.1 million. Nearly half of the remaining increase was due to increases in performance based incentive plans, with the balance due primarily to the acquisition of DMS and investments being made in future growth opportunities. Valassis also incurred a charge for the write-off of a cost-basis Internet investment of $3.5 million.

Non-operating Items

Interest expense was $11.4 million in 2004, compared to $13.1 million in 2003 and $13.3 million in 2002. The refinancing of our long-term debt in May 2003 resulted in an overall reduction in our borrowing rate. In addition, Valassis entered into two interest rate swaps in 2004, which also lowered interest expense.

Included in other income for 2004 is a $6.5 million gain due to the settlement of a property claim related to a fire at the Corby, England facility.

Valassis incurred refinancing charges of $3.9 million in 2003 related to the partial buyback of convertible debt issued in 2001.

Net Earnings

Net earnings were $100.7 million in 2004, a decrease of $3.0 million, or 2.9% over 2003. Reported results include after-tax other income of $4.1 million, due to a property insurance claim settlement related to the Corby, England building fire and a $2.3 million, after tax, write-off of a cost-basis Internet investment in 2004 and after-tax refinancing charges of $2.5 million in 2003. Without the effect of these charges, earnings would have shown a decrease of 6.9% in 2004, due to the effects of the intense competitive pricing pressure in the FSI segment.

Diluted earnings per share were $1.93 in 2004, including the per-share effect of the property claim gain of $0.08 and the per-share effect of the investment write-off of $0.04, compared to $1.98 in 2003, and $1.77 in 2002, including the per-share impact of refinancing and impairment charges of $0.05 and $0.66 in 2003 and 2002, respectively.

Segment Results

FSI

In 2004, FSI revenue increased 0.7% to $493.8 million compared to 2003. The increase in revenue was primarily the result of an increase in units (pages) due to industry growth and a gain in market share of approximately 2%, offset by a high single-digit reduction of average price caused by the current intense competitive environment. The cooperative FSI industry continues to show unit growth with industry pages increasing by a percentage in the mid-single digits in 2004. FSI unit costs were flat as a result of mid-single digit percentage increases in paper costs, offset by the efficiencies in media insertion costs caused by higher average pages per book, and reduced production costs.

FSI revenues in 2003 were also impacted by downward pricing pressure as well as a loss in market share, resulting in a revenue decrease of 14% compared to 2002.

Paper represents approximately 30% of the cost of products sold for our FSI business. Valassis purchases a combination of coated and uncoated paper. To protect Valassis against the risk of price fluctuations, a significant portion of our paper requirements is purchased from two paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any calendar year) of Valassis’ cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2005, approximately 90% of our FSI paper requirements were under long-term contract. The remainder of our paper requirement is bought pursuant to contracts that are typically three to six months in duration or on spot basis. Valassis maintains on average less than 30 days of paper inventory.

ROP

Revenue for ROP increased 106.9% in 2004 to $114.2 million. Changes in terms of certain contracts away from transaction-fee based business (net revenue) to gross revenue business accounted for $48.6 million of this increase. The remaining 22% increase was due to incremental business, most notably in the telecommunications customer segment. The gross margin in this segment has declined, due to a shift in business to larger volume customers at lower margins, however operating profits grew in excess of 15% for 2004.

Run of press revenue was up 34.3% in 2003 to $55.2 million versus 2002. This increase was due to increased demand from both existing and new customers and an increased sales focus.

Cluster Targeted

Our Cluster Targeted revenue increased 9.8% in 2004 to $275.2 million versus 2003. The major drivers of this growth were increased demand for solo inserts and polybag advertising programs and a continued rebound in customer product sampling. A renewed focus on enhancing margins resulted in an improvement in gross margin of over 200 basis points.

In 2003 Cluster Targeted revenue was $250.7 million, a 26.3% increase over 2002. This increase was attributed to a strong rebound in product sampling and polybag advertising. In addition, solo preprints continued to grow, in part due to new customers in the retail category.

1 to 1

The 1 to 1 segment had revenue of $61.8 million in 2004, an increase of $23.0 million or 59.3% over 2003. Approximately $6.0 million of this growth relates to the purchase of DMS, the direct mail division of Catalina Marketing. The remainder of the increase is due to our enhanced retail relationships and increased demand for frequent shopper data-driven direct mail programs.

1 to 1 revenues were up 15.5% in 2003 to $38.8 million versus 2002. Approximately $4.2 million of this growth related to the inclusion of VRMS for the entire year in 2003 versus only six months in 2002.

International & Services

The International & Services segment contributed revenues of $99.1 million in 2004, a 22.0%, or $17.9 million, increase over 2003. The inclusion of NCH for the entire year in 2004 accounted for $9.0 million of this increase and favorable European exchange rates accounted for an additional $4.5 million. This segment had revenue of $81.2 million in 2003 versus $8.5 million in 2002, as the result of the purchase of NCH with revenue of approximately $71 million.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 47.3% of Valassis’ total revenue in 2004. Valassis inventories work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables.

The majority of the revenue generated by NCH is from its coupon clearing business. NCH invoices the face value of the coupon, a retailer handling fee (if applicable) as well as NCH’s processing fee. The face value and the retailer handling fee are ultimately remitted by NCH to retailers and their agents. NCH records a gross receivable and payable for the coupon face value as well as the retailer handling fees and recognizes revenue only on the NCH processing fee.

Sources and Uses of Cash

Cash and cash equivalents totaled $188.1 million at December 31, 2004 versus $207.4 million at December 31, 2003. This decrease was the result of cash provided by operating activities of $76.8 million and cash used by investing activities and financing activities of $26.9 million and $71.2 million, respectively, during the year ended December 31, 2004.

Cash flow from operating activities was $76.8 million in 2004. This is the result of net earnings of $100.7 million adjusted for non-cash items, the largest of which are depreciation and amortization of $16.3 million. Changes in working capital accounted for a $52.0 million decrease in cash, primarily as a result of increased accounts receivable as of December 31, 2004. Accounts receivable increased due to increased sales activity to record levels in the fourth quarter of 2004. In addition, collections within our ROP segment have been slower than anticipated causing an increase in days sales outstanding.

Net cash used in investing activities was $26.9 million, down from $68.1 million in 2003. Cash used in investing activities decreased in 2004 due to the decreased level of spending on acquisitions during the year from $48.4 million to $5.5 million.

Cash used in financing activities was $71.2 million for the year ending December 31, 2004, primarily driven by $51.0 million used for the continued share repurchase program and the payment of $38.7 million in connection with the exercise of the June 6, 2004 put option by the bondholders of the Zero Coupon Senior Convertible Notes due 2021, as fully described below.

Current and Long-term Debt

As of December 31, 2004, Valassis’ debt was $273.7 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6 5/8% Senior Notes due 2009, $13.8 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. During the year ended December 31, 2004, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at December 31, 2004. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

In May 2003, Valassis issued $160 million of Senior Convertible Notes due in 2033, with a yield to maturity of 1.625% per year. We utilized approximately $111.0 million of the proceeds to repurchase $185.3 million in face value of our Zero Coupon Convertible Senior Notes due in 2021. The resulting premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

The holders of Valassis’ Zero Coupon Senior Convertible Notes due in 2021 (the “2021 Notes”) had the option to require Valassis to purchase all or a portion of their notes on June 6, 2004 at a price of $602.77 per $1,000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 bonds outstanding at that date, 64,272 were put back to Valassis. Valassis chose to settle the put with cash and, as such, paid $38.7 million on June 7, 2004 to the trustee of the 2021 Notes. The remaining debt balance related to the 2021 Notes is approximately $13.8 million, which represents the accreted value of the 2021 Notes as of December 31, 2004. The remaining holders of the 2021 Notes may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash. Valassis had the right to pay for the June 6, 2006 put in either cash or common stock. In connection with an amendment to SFAS No. 128, in December 2004, Valassis waived its right to settle this put in cash. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes due in 2033 (the “2033 Notes”) receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. In connection with an amendment to SFAS No. 128, in December 2004, Valassis waived its right to settle these puts in common stock. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and to repurchase common stock through our stock repurchase program.

As of December 31, 2004, Valassis had authorization to repurchase an additional 5.8 million shares of its common stock under its existing share repurchase program.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Valassis’ contractual obligations as of December 31, 2004, are as follows:

	Payments due by Period
(in thousands of U.S. dollars)	Total	Less Than 1 Year		1-3 Years		3-5 Years	More Than 5 Years
Public Debt	$362,366	$		$		$100,000	$262,366	(1)
Revolving Credit Facility	—		—		—	—
Operating Leases	46,622		8,417		20,266	12,545	5,394
Other Long-term Liabilities	8,361		—		151	—	8,210
Interest	$37,195		9,230		18,460	9,505	—

	$454,544		$17,647		$38,877	$122,050	$275,970

(1)	Non-current long-term debt is included at face value.

Off-balance Sheet Arrangements

As of December 31, 2004, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $18.9 million (net of $3.1 million in assets purchased from a settlement of property insurance claim related to a fire at our Corby, England facility) for the year ended December 31, 2004, largely representing technology enhancements and the purchase of a new printing press. Management expects future capital expenditure requirements of approximately $20 million to $25 million over each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the Financial Accounting Standards Board (FASB) has issued an Exposure Draft, “Earnings Per Share—an amendment of Statement of Financial Accounting Standards (SFAS) No. 128.” This Exposure Draft requires contracts that contain an option to settle in cash or stock be assumed to settle in stock for diluted earnings per share computations. Valassis has irrevocably waived its rights to settle the principal amount of its 2033 Notes and the June 6, 2006 put option related to the 2021 Notes in stock. Therefore, Valassis’ diluted EPS is not affected by this pronouncement at the current stock price.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” The standard, which is effective for the first interim or annual period after June 15, 2005, requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Currently, we disclose the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We are evaluating the method of adoption and the impact of this statement which could have a material impact on our results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis is required to adopt these provisions at the beginning of fiscal year 2006. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, “Significant Accounting Policies,” of our Annual Report on Form 10-K for the year ended December 31, 2004. Valassis does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Revenue Recognition

FSI

Revenue for FSIs and custom cooperative FSIs is recognized in the period that the product is distributed in the newspaper. In accordance with industry practice, Valassis generally pre-bills FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments are made at the time that the related revenue is recognized.

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

1 to 1

Revenue for direct-mail products is recognized when the product is inserted into the United States Postal Service mail stream. In most cases, postage costs are passed through directly to the customer and are not recognized as revenue. Revenues from software products are recognized per installation and revenues from services are recognized on a percent-complete method.

International & Services

Revenue for coupon clearing does not include the face value of the coupons processed or the retailer service fee. However, customers are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

Stock Compensation – Valassis grants stock options to its employees under various incentive plans. Options are granted with exercise prices equal to the fair value on the date of grant. We account for all options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and make various estimates used in calculating the pro forma results as required by SFAS No. 123. Valassis will adopt SFAS No. 123R, as required, in 2005.

Derivative Financial Instruments – Valassis uses derivative financial instruments, including forward foreign exchange and swap contracts, to manage its exposures to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates our exposure to these risks with the intent of reducing the risks and the variability of our operating results. Valassis is not a party to leveraged derivatives. On the date a derivative contract is entered into, Valassis designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statement of income on the same line as the hedged item. In addition, both changes in the fair value excluded from our effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other expense, net.

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2004 or 2003. No cash flow hedges were re-designated or discontinued during 2004 or 2003.

Other Matters – Valassis does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

BUSINESS OUTLOOK

The following statements are based on expectations as of the filing of this document. These statements are forward-looking and actual results may differ materially.

Valassis expects earnings per share for 2005 to be between $1.80 and $2.00, based upon the following assumptions:

•	For the full year 2005, the company expects revenue to be up by a mid-single digit percentage.

•	Free-standing Insert (FSI) revenues are expected to be down by a percentage in the low-single digits due to lower pricing on contracts negotiated in 2003 and 2004 that will affect co-op FSI business placed in 2005. Cost of goods sold on a CPM basis for the FSI is expected to be up by a percentage in the low-single digits due to anticipated increases in paper costs.

•	Run of Press (ROP) revenues and net operating profits are expected to be up 5% to 10% year over year.

•	Cluster Targeted revenues are expected to be up 10% to 15%.

•	1 to 1 revenues are expected to be up 20% to 25%.

•	International & Services revenues are expected to be up by a percentage in the mid-single digits.

•	SG&A is expected to be up approximately 5%.

•	Free cash flow (after capital expenditures) is projected to be between $90 million to $100 million for the year.

•	Capital expenditures are expected to be approximately $25 million in 2005.

RISK FACTORS

A wide range of factors could materially affect the Company’s future developments and performance, particularly the statements made in the “Business Outlook” section. General factors affecting our operations and future financial performance include the following:

Risk Factors Relating to our Business

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects

Our Mass products compete in the cooperative FSI business principally with News America Marketing, a company owned by The News Corporation. We compete for business primarily on the basis of the following:

•	price;

•	category availability;

•	targeting ability;

•	ability to integrate with other products;

•	program development consulting; and

•	customer services and sales relationships.

In the past, new competitors have tried to establish themselves in the FSI market. During such times, the number of FSI programs increased, resulting in periods of intense price competition and higher costs due to a decrease in pages per FSI program. Should a new competitor try to enter the FSI market in the future, it could have a material adverse effect on our financial performance.

Our principal competitor in the cooperative FSI market, News America Marketing, has been competing aggressively for FSI business. As a consequence, prices trended downward in 2004 although we were able to regain some market share in 2004 in comparison to 2003 and the industry grew by a percentage in the mid-single digits. The combination of these factors has resulted in a slight increase in revenues and declining profitability for our FSI business. During the third quarter of 2004, we announced a strategy to increase Valassis pricing without a loss of market share. The results of this strategy remain inconclusive and a continuation or acceleration of these competitive trends could have a material adverse effect on our financial results.

We compete with media other than cooperative FSIs for the promotion and marketing dollars of our customers. It is possible that alternative media or changes in promotional strategies could make FSIs less attractive to our customers or could cause a shift in their preference to different promotional materials or coupon delivery modes. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do.

Our Mass products also compete with several newspaper network groups in the run-of-press (“ROP”) market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and people in order to compete in today’s environment. An increase in the number of ROP competitors could result in a loss of market share.

Our Cluster Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during periods when they have overcapacity. In addition, we compete with Sunflower Marketing for polybag advertising and sampling. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons it could materially negatively effect our revenue and profit margins.

Significant increases in the cost of paper (which we cannot control) could adversely affect our financial health

Our paper prices have historically experienced significant fluctuations. We have a limited ability to protect ourselves from these fluctuations or to pass increased costs along to our customers. We maintain on average less than 30 days of paper inventory. Significant increases in the cost of paper could have a material adverse effect on our financial performance. To protect Valassis against the risk of price fluctuations, a significant portion of our paper requirements is purchased from two paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any calendar year) of Valassis’ cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2004, approximately 90% of our FSI paper requirements were purchased pursuant to certain long term paper contracts which limit our exposure with respect to the price of paper during the term of those contracts. However, we cannot assure you that when such contracts expire that we will be able to replace such contracts with favorable terms or at all.

Significant increases in our media rates could adversely affect our financial performance and prevent us from fulfilling our obligations under these notes

Currently, our largest cost component of our business is our media cost, the payments that we make to newspapers for insertion of promotional materials. At this time, we have certain long-term contracts with newspapers providing for these services. We cannot assure you that when these newspaper contracts expire that we will be able to replace such contracts with favorable terms or at all. Consequently, an increase in media costs could adversely affect our profitability.

The uncertainty of current economic and political conditions make budgeting and forecasting difficult and may reduce sales promotion spending

The future direction of the overall domestic and global economies could have a significant impact on our overall performance. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact demand for our products. Because all components of our budgeting and forecasting, as well as that of our customers, are dependent upon estimates of growth in the markets we and our customers serve and demand for our and their products, the prevailing economic uncertainties may render estimates of future income and expenditures even more difficult than usual to make.

These risk factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are foreign exchange rates at Valassis’ international subsidiaries, interest rates on various debt instruments and credit risk on investments.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the year ended December 31, 2004, we recorded an unrealized market value gain of $129,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2004, Valassis had a commitment to purchase $5.1 million in Mexican pesos over the next 12 months.

Interest Rates

Valassis has a revolving line of credit of $125.0 million with a variable rate of interest calculated on either a Euro Currency-based rate or a prime rate. As of December 31, 2004, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

By balancing the mix of variable- versus fixed-rate borrowings, Valassis manages the interest-rate risk of its long-term debt. In June 2004, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 6 5/8% Senior Notes due 2009 for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Three-month LIBOR was approximately 256 basis points as of December 31, 2004.

Valassis has performed a sensitivity analysis assuming a 10% (or approximately 25 basis points) adverse movement in rates applicable to our variable interest rate swap. As of December 31, 2004, the analysis indicated that such movement would not have a material effect on our consolidated results of operations.

Item 8.	Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003
Assets

Current assets:
Cash and cash equivalents	$188,080	$207,360
Accounts receivable (less allowance for doubtful accounts of $4,755 at Dec. 31, 2004 and $3,344 at Dec. 31, 2003)	264,924	206,908
Inventories:
Raw materials	13,318	8,139
Work in progress	14,298	12,853
Prepaid expenses and other	16,449	15,767
Deferred income taxes (Note 5)	1,641	2,426
Refundable income taxes	2,473	3,170
Total current assets	501,183	456,623
Property, plant and equipment, at cost:
Land and buildings	41,500	38,214
Machinery and equipment	127,737	123,977
Office furniture and equipment	54,916	48,192
Automobiles	738	978
Leasehold improvements	2,874	3,073
	227,765	214,434
Less accumulated depreciation and amortization	(134,276)	(127,559)
Net property, plant and equipment	93,489	86,875
Intangible assets (Note 2):
Goodwill	173,367	170,738
Other intangibles	35,555	34,555
	208,922	205,293
Less accumulated amortization	(74,125)	(73,831)
Net intangible assets	134,797	131,462
Equity investments and advances to investees (Note 11)	283	3,553
Other assets	5,801	7,306
Deferred income taxes (Note 5)	2,412	6,935
Total assets	$737,965	$692,754

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	YEAR ENDED
(in thousands of U.S. dollars, except share data)	Dec. 31, 2004	Dec. 31, 2003
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt	$0	$51,842
Accounts payable	231,824	197,842
Accrued interest	2,179	3,293
Accrued expenses	49,586	44,504
Progress billings	31,806	51,694
Total current liabilities	315,395	349,175
Long-term debt (Note 3)	273,703	259,819

Other non-current liabilities	8,361	7,701

Stockholders’ equity (Notes 8 and 9):

Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at Dec. 31, 2004 and Dec. 31, 2003
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,125,207 at Dec. 31, 2004 and 63,084,261 at Dec. 31, 2003; outstanding 51,191,961 at Dec. 31, 2004 and 52,072,154 at Dec. 31, 2003	631	631
Additional paid-in capital	26,211	35,373
Deferred compensation	(215)	(471)
Retained earnings	491,531	390,784
Accumulated other comprehensive income/(loss)	3,785	1,704
Treasury stock, at cost (11,933,246 shares at Dec. 31, 2004 and 11,012,107 shares at Dec. 31, 2003)	(381,437)	(351,962)
Total stockholders’ equity	140,506	76,059
Total liabilities and stockholders’ equity	$737,965	$692,754

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

(in thousands of U.S. dollars, except per share data)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Revenues	$1,044,069	$916,520	$852,296
Costs and expenses:
Cost of products sold	748,075	619,927	538,624
Selling, general and administrative	133,151	120,245	94,687
(Gain)/loss on equity investments	(71)	—	1,653
Amortization of intangible assets	294	210	211
Goodwill and investment impairment charges	3,553	—	55,300
Total costs and expenses	885,002	740,382	690,475
Earnings from operations	159,067	176,138	161,821
Other expenses and income:
Interest expense	11,362	13,134	13,347
Refinancing charge	—	3,868	—
Other (income) and expenses	(9,100)	(3,697)	(723)
Total other expenses and income	2,262	13,305	12,624
Earnings before income taxes	156,805	162,833	149,197
Income taxes	56,058	59,125	53,943
Net earnings	$100,747	$103,708	$95,254
Net earnings per common share, basic	$1.95	$1.99	$1.79
Net earnings per common share, diluted	$1.93	$1.98	$1.77

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands of U.S. dollars)	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income
Balances at Dec. 31, 2001	$630	$24,502	$(1,342)	$191,822	$(280,736)	$(460)	$(65,584)

Net earnings				95,254			95,254	$95,254
Other comprehensive income:
Foreign currency translation								53

Total comprehensive income								$95,307

Stock repurchase					(96,885)		(96,885)

Exercise of stock options		8,290			23,266		31,556
Deferred compensation			571				571
Stock grants		1,848					1,848

Other comprehensive income						(47)	(47)
Balances at Dec. 31, 2002	630	34,640	(771)	287,076	(354,355)	(507)	(33,287)

Net earnings				103,708			103,708	$103,708
Other comprehensive income:
Foreign currency translation								2,119
Gain on hedging contracts								92

Total comprehensive income								$105,919

Stock repurchase					(18)		(18)
Exercise of stock options		(481)			2,411		1,930

Deferred compensation			300				300
Stock grants	1	1,214					1,215
Other comprehensive income						2,211	2,211
Balances at Dec. 31, 2003	631	35,373	(471)	390,784	(351,962)	1,704	76,059

Net earnings				100,747			100,747	$100,747
Other comprehensive income:
Foreign currency translation								1,952
Gain on hedging contracts								$83

Total comprehensive income								$102,782

Stock repurchase		(11,842)			(47,999)		(59,841)
Exercise of stock options		1,488			18,524		20,012

Deferred compensation			256				256
Stock grants		1,192					1,192

Other comprehensive income						2,081	2,081
Balances at Dec. 31, 2004	$631	$26,211	$(215)	$491,531	$(381,437)	$3,785	$140,506

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Cash flows from operating activities:

Net earnings	$100,747	$103,708	$95,254
Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	15,224	14,663	12,497

Amortization of intangibles	297	210	211

Amortization of bond discount	782	2,805	4,647

Provision for losses on accounts receivable	1,405	544	1,069

Writedown of impaired assets	3,553	—	55,300

(Gain) losses on equity investments	(71)	—	1,653

Stock-based compensation charge	1,313	903	1,815

(Gain) loss on sale of property, plant and equipment	(435)	(494)	726

Deferred income taxes	5,971	2,272	(12,065)

Changes in assets and liabilities which increase (decrease) cash flow:

Accounts receivable	(56,111)	(14,895)	18,243

Inventories	(6,624)	57	6,851

Prepaid expenses and other	(1,919)	(4,478)	(2,016)

Other assets	1,543	(3,914)	3,798

Other liabilities	660	2,900	292

Accounts payable	35,720	10,530	3,262

Accrued interest and expenses	(6,407)	(7,459)	11,568

Income taxes	2,175	(2,605)	9,266

Progress billings	(21,004)	17,973	(18,045)
Total adjustments	(23,928)	19,012	99,072
Cash flows from operating activities	$76,819	$122,720	$194,326

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Cash flows from investing activities:

Additions to property, plant and equipment	$(18,941)	$(18,274)	$(15,540)
Replacement equipment reimbursed by insurance companies from damage claims	(3,117)	(2,012)	—
Proceeds from sale of property, plant and equipment	813	667	1,033
Acquisition of NCH, net of cash acquired	—	(44,998)	—
Acquisition of PreVision Marketing, net of cash acquired	—	(2,359)	(8,000)
Acquisition of remaining interest in VRMS, net of cash acquired	—	(1,000)	(2,905)
Acquisition of Catalina Marketing’s DMS division	(5,500)	—	—
Investments and advances to affiliated companies	(250)	—	(9,623)
Other	129	(94)	—
Net cash used in investing activities	(26,866)	(68,070)	(35,035)
Cash flows from financing activities:

Proceeds from issuance of common stock	18,524	1,692	26,874
Purchase of treasury shares	(50,968)	(18)	(97,078)
Repayment of long-term debt	(38,741)	(108,424)	—
Borrowings of long-term debt	—	160,000	—
Net payments under revolving line of credit	—	—	(2,600)
Net cash provided (used) in financing activities	(71,185)	53,250	(72,804)
Effect of exchange rate changes on cash	1,952	2,303	54

Net increase (decrease) in cash and cash equivalents	(19,280)	110,204	86,541

Cash and cash equivalents at beginning of the year	207,360	97,156	10,615
Cash and cash equivalents at end of the year	$188,080	$207,360	$97,156
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,091	$8,150	$6,915
Cash paid during the year for income taxes	$48,394	$57,153	$56,732
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$1,192	$1,214	$1,406

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 2003 and 2002 have been reclassified to conform to current period classifications.

REVENUE RECOGNITION

Revenue for newspaper-delivered promotions is recognized in the period the product is distributed in the newspaper. In accordance with industry practice, Valassis generally pre-bills FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Products and services not distributed via newspapers are recognized in revenue when the product is shipped or the service is performed. Revenue generated by NCH for processing coupons for payment does not include the face value of the coupon or the retailer handling fee. Once the coupon processing is complete, the NCH processing fee revenue is recognized.

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

INVENTORIES

Inventories are accounted for at cost using the first in, first out (FIFO) method of inventory valuation.

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

Class	Range
Buildings	5 -20 years
Machinery and equipment	5 -15 years
Office furniture, fixtures, and computer equipment and software	3 - 5 years
Automobiles	3 years
Leasehold improvements	3 -10 years

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

GOODWILL AND INTANGIBLE ASSETS

Intangible assets largely consist of goodwill arising from our acquisitions. Under the provisions of SFAS No. 142, goodwill and other intangibles with indefinite lives are not amortized but are subject to annual impairment tests. We adopted SFAS No. 142 on January 1, 2002 and initial testing indicated no impairment. During the second half of 2002, we identified indicators of possible impairment of recorded goodwill and accordingly wrote down $51.3 million of goodwill related to two subsidiaries, VRMS and PreVision. See Note 2 for additional disclosure.

Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts. As part of this review, we assess the useful lives assigned to intangible assets.

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

STOCK-BASED COMPENSATION

Valassis grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognize no compensation expense for the stock option grants. Valassis will adopt SFAS No. 123R, as required, in 2005.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table reconciles reported net income to pro forma net income as if we accounted for stock options under the fair value method of SFAS No. 123. (See Note 8 for additional disclosures.)

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31 2003	Dec. 31, 2002
Net income, as reported	$100,747	$103,708	$95,254

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	843	768	1,071

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(10,928)	(9,741)	(9,228)

Pro forma net income	$90,662	$94,735	$87,097
Earnings per share:
Basic - as reported	$1.95	$1.99	$1.79
Basic - pro forma	$1.75	$1.82	$1.64

Diluted - as reported	$1.93	$1.98	$1.77
Diluted - pro forma	$1.74	$1.81	$1.62

DERIVATIVES AND HEDGING TRANSACTIONS

Valassis accounts for all derivative instruments and hedging activities under SFAS No. 133 as amended by SFAS No. 149. These statements require all derivative instruments to be recorded in the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

COMPREHENSIVE INCOME

Foreign currency translation is the majority component of our other comprehensive income. Valassis also includes any gains or losses from hedging contracts in other comprehensive income.

ACCUMULATED FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported in accumulated other comprehensive income (loss) in stockholders’ equity.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

On September 30, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the Financial Accounting Standards Board (FASB) has issued an Exposure Draft, “Earnings Per Share—an amendment of Statement of Financial Accounting Standards (SFAS) No. 128.” This Exposure Draft requires contracts that contain an option to settle in cash or stock be assumed to settle in stock for diluted earnings per share computations. Valassis has irrevocably waived its rights to settle the principal amount of its 2033 Notes and the June 6, 2006 put option related to the 2021 Notes in stock. Therefore, Valassis’ diluted EPS is not affected by this pronouncement at the current stock price.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” The standard, which is effective for the first interim or annual period after June 15, 2005, requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Currently, we disclose the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We are evaluating the method of adoption and the impact of this statement which could have a material impact on our results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis is required to adopt these provisions at the beginning of fiscal year 2006. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements and do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject Valassis to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10 percent of Valassis’ sales during the years ended December 31, 2004, 2003, or 2002. Generally, we do not require collateral or other security to support customer receivables.

Valassis’ debt is also a financial instrument with the estimated fair market value of the debt at $4.6 million below carrying value as of December 31, 2004 and $3.5 million above carrying value at December 31, 2003. See Note 3 for additional fair value disclosure.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(2) GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Dec. 31, 2004		Unamortized Balance at Dec. 31, 2004	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(1,320)		$2,135	5.9

Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)		18,257
ROP	3,599	(2,260)		1,339
Cluster Targeted	4,195	(209)		3,986
1 to 1 Products	86,608	(53,733	)(1)	32,875
International & Services	64,864	—		64,864
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	$256,767	$(124,105)		$132,662

Total	$260,222	$(125,425)		$134,797

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

On September 17, 2004, Valassis acquired DMS for $5.5 million. The transaction resulted in $3.3 million in tax-deductible goodwill attributable to the 1 to 1 segment and an additional $1.0 million in amortizable intangible assets. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141.

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH for $59.3 million in cash. Goodwill of $64.9 million was recorded and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. We do not expect that any of this recorded goodwill will be deductible for tax purposes.

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

Amortizable intangible assets include non-compete agreements and corporate logos. The associated amortization expense for the year ended December 31, 2004 was approximately $294,000.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(3) LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount*	99,861	99,819
Zero Coupon Senior Convertible Notes due 2021, net of discount	13,842	51,842
Senior Convertible Notes due 2033, net of discount	160,000	160,000
Note payable	—	—
	$273,703	$311,661
Less current portion	—	51,842
	$273,703	$259,819

*	See discussion of related interest rate swaps.

CREDIT FACILITY

On November 1, 2002, Valassis replaced its then existing revolving line of credit with a $125.0 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the “Banks”) with Standard Federal Bank, N.A. acting as Agent for the Banks (the “Revolving Credit Agreement”). The Revolving Credit Agreement matures in November 2006 and permits Valassis to increase its line of credit to an amount up to $175 million. The floating rate interest is calculated on either a Euro currency based rate or a prime rate. The Revolving Credit Agreement contains general covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and non-financial covenants. As of December 31, 2004, Valassis did not have any outstanding borrowings under this facility and was in compliance with all debt covenants thereunder.

PUBLIC DEBT

At December 31, 2004, our public debt consists of 6 5/8% Senior Notes due 2009 (the “2009 Notes”), Zero Coupon Senior Convertible Notes due 2021 (the “2021 Notes”) and Senior Convertible Notes due 2033 (the 2033 Notes, together with the 2021 Notes, collectively referred to as the “Senior Convertible Notes”). Each of the Senior Convertible Notes and the 2009 Notes are general unsecured obligations of Valassis and rank on parity in right of payment with all other Senior Indebtedness of Valassis. As of December 31, 2004, Valassis was in compliance with all of its debt covenants contained in the indentures covering its public debt. All of Valassis’ public debt indentures contain cross-default provisions which become applicable if Valassis defaults under any mortgage, indebtedness or instrument for money borrowed by it and the default results in the acceleration of such indebtedness in excess of $25 million. In addition, each of the indentures covering the Senior Convertible Notes contain a conversion trigger based upon credit rating downgrades by either Moody’s Investors Service, Inc. or Standard & Poor’s.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

6 5/8% Senior Notes due 2009

In January 1999, Valassis issued the 2009 Notes which resulted in gross proceeds to Valassis of $100 million. Interest is payable on the 2009 Notes semi-annually on January 15 and July 15 of each year.

During June 2004, Valassis entered into two interest rate swap agreements whereby it swapped fixed rates under the 2009 Notes for variable rates equal to three-month LIBOR (which may fluctuate significantly on a daily basis), plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. The counter parties to these interest rate swap agreements are major commercial banks. Under these agreements, Valassis agreed to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amount of the contract is not exchanged. As of December 31, 2004, these interest rate swaps qualified for hedge accounting treatment as a fair value hedge.

Zero Coupon Senior Convertible Notes due 2021

In June 2001, Valassis issued 272,100 of its 2021 Notes at an issue price of $551.26 per note, which resulted in gross proceeds to Valassis of $150 million. Each of the 2021 Notes has a yield of 3.0% with a maturity value of $1,000. In May 2003, Valassis purchased 185,260 of the 2021 Notes for approximately $111.0 million, which resulted in a $3.9 million refinance charge.

The holders of the 2021 Notes had the option to require Valassis to purchase all or a portion of their 2021 Notes on June 6, 2004 at a price of $602.77 per $1000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 Notes outstanding at that date 64,272 were put back to Valassis by the holders. Valassis elected to settle the put in cash and, accordingly, paid $38.7 million on June 7, 2004 to the Trustee of the 2021 Notes. The remaining debt balance related to the 2021 Notes is approximately $13.8 million, which represents the accreted value of the 2021 Notes as of December 31, 2004.

Additionally, the remaining holders of the 2021 Notes may require Valassis to purchase all or a portion of their 2021 Notes on June 6, 2006, June 6, 2011 and June 6, 2016 at a price of $639.76, $742.47 and $861.67 per Note. Valassis had the right to pay for the June 6, 2006 put in either cash or Valassis common stock. In connection with an amendment to SFAS No. 128, in December 2004, Valassis waived its right to settle this put in common stock.

Further, each holder of the 2021 Notes may require Valassis to repurchase all or a portion of such holder’s 2021 Notes if a change of control occurs on or before June 6, 2006. In addition, Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006 for cash.

The 2021 Notes are convertible by their holders at a conversion rate of 11.8316 shares per note when a market price trigger occurs. A market price trigger occurs the first time that the closing sales price per share of Valassis common stock for at least 20 trading days in any period of 30 consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a 2021 Note plus the accrued original issue discount to that day. As of December 31, 2004, the accreted conversion price was $613.33.

Senior Convertible Notes due 2033

In May 2003, Valassis issued 239,994 of its 2033 Notes at an issue price of $667.24 per note, which resulted in the gross proceeds to Valassis of $160 million. Each of the 2033 Notes has a yield of 1.625% per year with a maturity value of $1,000. The holders of the 2033 Notes will receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 to 2008. Valassis used approximately $111.0 million of the proceeds of this issuance to repurchase $185.3 million in face value of the 2021 Notes. The resulting premium and write-off of fees and discounts resulted in the $3.9 million refinancing charge discussed above.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The holders of the 2033 Notes may require Valassis to purchase all or a portion of their 2033 Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per 2033 Note, respectively, payable in cash or common stock at the option of Valassis. In connection with an amendment to SFAS No. 128, in December 2004, Valassis waived its right to settle these puts in common stock.

Further, each holder of the 2033 Notes may require Valassis to repurchase all or a portion of such holder’s 2033 Notes if a change of control occurs. In addition, Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008 for cash.

The 2033 Notes are convertible by their holders when a market price trigger occurs. A market price trigger occurs the first time that the closing sales price per share of Valassis common stock for at least 20 trading days in any period of 30 consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a 2033 Note plus the accrued original issue discount to that day. As of December 31, 2004, the accreted conversion price was $667.24. The 2033 Notes are convertible at a base rate of 15.1627 shares plus an incremental share factor of up to 9.8556. The incremental shares begin to accrue at the base conversion price, while the number of incremental shares is based upon the stock price at the time of the conversion. At May 22, 2008, the total conversion rate (base rate plus incremental shares) is fixed based upon the stock price as of this date.

Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The estimated fair market value of the debt was $4.6 million below carrying value and $3.5 million more than carrying value as of December 31, 2004 and December 31, 2003, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The fair market value of convertible debt was estimated using theoretical value as determined through the binomial model. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on Valassis’ ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of its property.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(4) PROFIT SHARING AND BONUS PLANS

Valassis has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all domestic salaried and hourly employees.

Expenses under the aforementioned plans were as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002

Profit sharing plan	$4,332	$4,077	$4,463

Bonus plans for salaried, sales and hourly personnel	14,751	11,834	12,403

Bonus plan for executives	2,174	1,774	2,075

(5) INCOME TAXES For financial reporting purposes earnings before income taxes include the following components:
	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Pre-tax income (loss):
United States	$149,142	$157,534	$149,445
Foreign	7,663	5,299	(248)
	$156,805	$162,833	$149,197

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Income taxes have been charged to earnings as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Current:
Federal	$45,708	$50,168	$63,279
Foreign	2,510	1,327	—
State	2,531	2,594	2,728
Total current taxes	$50,749	$54,089	$66,007
Deferred:
Federal	$4,853	$4,806	$(12,064)
Foreign	266	230	—
State	190	—	—
Total deferred taxes	$5,309	$5,036	$(12,064)
Total income taxes	$56,058	$59,125	$53,943

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $14.6 million at December 31, 2004 and $3.2 million at December 31, 2003. Accordingly, U.S. income taxes have not been provided on these earnings. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Expected income tax expense	$54,882	$56,991	$52,219

Increase (decrease) in taxes resulting from:

Foreign currency loss	(383)	—	—

State and local income taxes, net of federal benefit	1,645	1,686	1,773

Other items, net	(86)	448	(49)
Actual income tax expense	$56,058	$59,125	$53,943

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Significant components of our deferred tax liabilities and assets are as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003
Long-term deferred income tax assets (liabilities):

Depreciation on plant and equipment	$(4,967)	$(6,706)
Deferred compensation	3,486	2,867
Operating loss and credit carryforward	163	990
Convertible notes	(4,852)	(3,660)
Restricted stock	545	538
Consulting agreement	395	454
Partnership losses	3,988	10,997
Investment impairments	2,791	1,503
Prepaid rent	594	—
Foreign	276	(39)
Other	117	171
Long-term deferred income tax assets	2,536	7,115

Valuation allowance	(124)	(180)
Net long-term deferred income tax assets	$2,412	$6,935
Current deferred income tax assets (liabilities):

Inventory	$598	$449
Accrued expense	964	632
Allowance for uncollectible accounts	1,222	976
Other reserves	(175)	(205)
Prepaid expense	(1,739)	—
Foreign	772	581
Other - net	(1)	(7)
Total current deferred income tax assets	1,641	$2,426

For financial statement purposes, the tax benefit of net operating loss and credit carry forwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. Valassis evaluates its net operating loss and credit carry forwards on an ongoing basis. In 2004, Valassis fully utilized the net operating loss (NOL) carry forwards assumed with the NCH acquisition. At December 31, 2004, Valassis retained $935,000 in credits and NOL carry forwards, the valuation allowance associated with net operating loss was $124,000.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(6) COMMITMENTS

Total operating lease rentals, for various office space, charged to expense were $8.7 million, $7.4 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2004 are as follows:

Year Ending Dec. 31,	(in thousands of U.S. dollars)
2005	$8,417
2006	8,137
2007	7,441
2008	4,688
2009	4,282
Thereafter	13,657
$46,622

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

(in thousands of U.S. dollars)
Year Ended	Base Salary	Maximum Cash Bonus
Dec. 31, 2005	$2,490,000	$2,490,000
Dec. 31, 2006	2,417,500	2,417,500
Dec. 31, 2007	1,966,667	1,966,667
Dec. 31, 2008	1,560,000	1,560,000
Dec. 31, 2009	1,560,000	—
Thereafter	3,900,000	—

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain EPS and/or sales targets. We also provide stock options and restricted stock grants to certain executives (See Notes 8 and 9).

(7) CONTINGENCIES

On October 22, 2004, a shareholder class action lawsuit was filed in the United States District Court for the Eastern District of Michigan against Valassis, its Chief Executive Officer, Alan F. Schultz and its Chief Financial Officer, Robert L. Recchia. The Plaintiffs voluntarily dismissed the case on March 10, 2005, without any payment, compensation or fees being provided to them.

On November 9, 2004, Valassis received a letter dated November 8, 2004 from the Federal Trade Commission (FTC) informing us that the FTC is conducting a non-public investigation to determine whether Valassis may have engaged in unfair method of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act by soliciting an agreement with a competitor to fix prices and to allocate customers. As the FTC pointed out in their letter of November 8, 2004, neither the letter nor the existence of this investigation should be construed to indicate that a violation has occurred or is occurring. Valassis is fully cooperating with the FTC.

The primary relief generally sought by the FTC in these types of cases is equitable in nature in the form of a decree delineating acceptable future conduct. Although we cannot predict the timing or outcome of this investigation, one consequence of an adverse result might be that future public speech regarding changes to Valassis’ FSI pricing policies might be subject to restriction. We do not expect any relief to otherwise restrict the operation of our FSI business.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(8) STOCK COMPENSATION PLANS

Valassis’ Amended and Restated 1992 Long-Term Incentive Plan authorizes option grants for the issuance of a maximum of 13,045,921 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest based on price targets and/or terms up to five years from date of grant.

Valassis’ Broad-Based Incentive Plan authorizes option grants for the issuance of a maximum of 2,165,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, and except as otherwise provided in the plan, these options expire not later than 10 years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

In 2002, the Board and the Shareholders approved the 2002 Long-Term Incentive Plan which authorizes the issuance of 3,500,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment, and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

At December 31, 2004, there were outstanding options among 1,385 participants for the purchase of 7,616,831 shares and there were 2,325,807 shares available for grant.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following options to purchase our common shares were outstanding under the Plan on December 31, 2004.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of Dec. 31, 2004	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Exercisable As of Dec. 31, 2004	Weighted- Average Exercise Price
$5.01 - $20.00	32,329	1.8	$13.66	32,329	$13.66
$20.01 - $25.00	767,110	4.3	$21.61	642,079	$21.31
$25.01 - $30.00	3,140,040	7.1	$27.88	1,311,757	$27.65
$30.01 - $35.00	2,068,094	4.2	$32.64	1,265,641	$33.62
$35.01 - $40.00	1,433,008	5.6	$35.73	607,210	$36.00
$40.01 - $50.00	176,250	5.1	$42.22	166,020	$42.25

	7,616,831	5.7	$30.29	4,025,036	$30.27

A summary of Valassis’ stock option activity for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Year Ended Dec. 31, 2004		Year Ended Dec. 31, 2003
	Shares	Weighted Average per Share Exercise Price	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	7,634,949	$30.22	5,959,675	$31.26
Granted	1,274,958	$30.75	2,015,283	$26.92
Exercised	(949,378)	$29.77	(80,859)	$19.78
Forfeited	(343,698)	$31.81	(259,150)	$32.50

Outstanding at end of year	7,616,831	$30.29	7,634,949	$30.22

Options exercisable at year end	4,025,036	$30.27	3,659,595	$30.68

	Year Ended Dec. 31, 2002
	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	5,807,400	$29.66
Granted	1,389,370	$31.83
Exercised	(1,040,519)	$23.15
Forfeited	(196,576)	$31.06

Outstanding at end of year	5,959,675	$31.26

Options exercisable at year end	2,717,487	$30.10

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Valassis has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Because the exercise price of our employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. As discussed more fully in Note 1, we plan to adopt SFAS No. 123R effective July 1, 2005.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock Based Compensation” and has been determined as if Valassis had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002, respectively: weighted-average dividend yield of 0%, 0% and 0%, expected volatility of 33%, 35% and 36%, weighted-average risk-free interest rates of 3.1%, 3.3% and 3.0%, and weighted-average expected lives of 6.0, 6.0 and 6.0 years.

No options were granted with exercise prices greater than market value in 2004, 2003, and 2002. The weighted average per share fair value of options granted at market value was $12.10 in 2004, $11.11 in 2003 and $12.87 in 2002. The weighted-average exercise price of options granted in 2004, 2003 and 2002 was $30.75, $26.92 and $31.83, respectively.

A table illustrating the effect on net income and earnings per share as if the Black-Scholes fair value method had been applied to long-term incentive plans is presented in Note 1.

The pro forma effects in 2004, 2003, and 2002 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan authorizes the grant of restricted stock to executives and to non-employee directors. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to employment agreements between Valassis and certain executives 13,500 shares of restricted stock were issued to such executives in both 2004 and 2003. The average fair value of these restricted stock grants in 2004 and 2003 was $29.35 per share and $29.43 per share, respectively. Pre-tax compensation expense related to these grants for the years ended December 31, 2004 and 2003 was approximately $0.3 million and $0.4 million, respectively. Also during 2004, 2003 and 2002, a portion of the total payments to our outside directors was paid in restricted stock from this plan, with a total value of approximately $137,000, $134,000 and $125,000, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executive officers. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to employment agreements between Valassis and certain executives, 22,500 shares, 22,500 shares and 36,000 shares of restricted stock with an average fair value at the date of grant of $29.35, $29.43 and $35.62 per share, respectively, were issued to such executives in 2004, 2003, and 2002, respectively. Pre-tax compensation expense related to the plan for years ended December 31, 2004, 2003 and 2002 was approximately $1.0 million, $1.0 million and $1.5 million, respectively.

Employee Stock Purchase Plan

All domestic full-time employees are eligible to participate in our Employee Stock Purchase Plan. The plan provides that participants may authorize Valassis to withhold a portion of earnings to be used to purchase our common stock at prevailing market prices. Under the plan, Valassis contributed on behalf of each participant 25% of the participant’s contributions during the year. The value of our stock contributed by Valassis and expensed totaled approximately $157,000, $108,000 and $86,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

401(k) Plan

Valassis’ 401(k) Plan included a 25% match, payable in Valassis stock, on each participant’s annual contributions to the Plan that are invested in Valassis stock at the end of the year. The expense related to this plan for the years ended December 31, 2004, 2003 and 2002 was approximately $195,000, $151,000 and $251,000, respectively.

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

In addition, as of December 31, 2004, Valassis had authorization to repurchase an additional 5.8 million shares of its common stock under its existing share repurchase program. Valassis repurchased 1.9 million shares, 700 shares and 2.8 million shares during the years ended December 31, 2004, 2003 and 2002, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(10) FOREIGN CURRENCY AND DERIVATIVE INSTRUMENTS

The functional currencies for Valassis’ foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis, the impact for 2004 was an increase of $2.0 million.

Valassis uses derivative financial instruments, including forward foreign exchange and swap contracts, to manage its exposures to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates our exposure to these risks with the intent of reducing the risks and the variability of our operating results. Valassis is not a party to leveraged derivatives. On the date a derivative contract is entered into, Valassis designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statement of income on the same line as the hedged item. In addition, both changes in the fair value excluded from our effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other expense, net.

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2004 or 2003. No cash flow hedges were re-designated or discontinued during 2004 or 2003.

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound and the euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income.

During June 2004, Valassis entered into two interest rate swap agreements whereby we swapped fixed rates under our 2009 Notes for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Our interest rate hedging transaction is tied to the three-month average LIBOR interest rate, which may fluctuate significantly on a daily basis. The counter-parties to our interest rate swap agreements are major commercial banks. Under these interest rate swap contracts, we agreed to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amount of the contract is not exchanged. As of December 31, 2004, Valassis’ interest rate swap qualified for hedge accounting treatment.

For the year ended December 31, 2004, we recorded an unrealized market value gain of $129,000 in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2004, Valassis had a commitment to purchase $5.1 million in Mexican pesos over the next 12 months.

(11) ACQUISITIONS AND INVESTMENTS

Direct Marketing Services

On September 17, 2004, Valassis acquired DMS for $5.5 million from existing cash on hand and integrated its operations into its existing direct mail group. The transaction resulted in $3.3 million in goodwill attributable to the 1 to 1 segment and an additional $1.0 million in amortizable intangible assets. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141.

NCH Marketing Services, Inc.

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH for $59.3 million cash, paid for out of existing cash on hand. NCH is a coupon processing and promotion information management company both in the United States and worldwide. Goodwill of $64.9 million was recorded and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

The Consolidated Statement of Income for the year ended December 31, 2003 includes the financial results of NCH from February 14, 2003 to December 31, 2003 which included revenues of approximately $71.0 million. NCH had revenues of $80.1 million and $72.3 million for the twelve months ended December 31, 2003 and December 31, 2002, respectively. The financial results of NCH were not considered material for purposes of pro forma disclosure. Revenues consist primarily of processing fees for coupon audit and analysis, data and information management, data analytics, trade marketing programs, and the management and disbursement of customer funds for coupon administration. We do not recognize revenue, or cost of services, for the face value of coupons processed. Once coupon processing has been completed, fee revenues are recognized.

PreVision Marketing, LLC

On August 11, 2000, Valassis acquired 80% of the outstanding membership interest in PreVision for $30.0 million cash and approximately $5.0 million in restricted stock. PreVision is a direct marketing firm specializing in one-to-one marketing, customer retention and customer acquisition. The acquisition of PreVision was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for PreVision have been included in our financial statements since the date of acquisition. The purchase agreement executed in connection with this transaction also contained additional payments contingent on the future earnings performance of PreVision. Based upon the financial results for the year ended December 31, 2001 for PreVision, Valassis paid an additional $8.0 million in 2002. In May 2003, we acquired the remaining 20% of PreVision for $2.4 million.

Valassis Relationship Marketing Systems, LLC

On July 1, 2002, Valassis exercised its option to acquire the remaining shares of Relationship Marketing Group, Inc. (“RMG”) for $4.5 million. As a result, our interest in VRMS was increased to approximately 89%. Effective July 1, 2002, our consolidated financial statements include the financial results of VRMS. An additional reclassification was made on our balance sheet for $31.1 million from “Equity Investments and Advances to Investees” to “Goodwill” for previous investments in VRMS. In March 2003, Valassis acquired the remaining 11% of VRMS for $1.0 million.

Impairment Charges

During December 2002, we wrote down $4.0 million of our cost-basis investment in an Internet couponing business based on the valuation implied during the investment’s financing activity for the year. We had a remaining $3.5 million balance on this investment. In 2004, based on the information available, we wrote off the remaining value of the investment. Included in “Goodwill and investment impairment charges” on the consolidated statements of income is a $3.5 million charge and a $4.0 million charge in 2004 and 2002, respectively.

During the fourth quarter of 2002, Valassis identified indicators of possible impairment of its recorded goodwill and recorded a writedown of $51.3 million related to VRMS and PreVision. See Note 2 for additional disclosures.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(12) SEGMENT REPORTING

Valassis has five reportable segments, Free-standing Inserts (FSI), Run of Press (ROP), Cluster Targeted, 1 to 1 Products and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review in our chief operating decision makers. They are managed separately because each business requires different marketing strategies and offers different products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

(in millions of U.S. dollars)	Year Ended Dec. 31,
	FSI	ROP	Cluster Targeted	1 to1		International & Services		Total
2004
Revenues from external customers	$493.8	$114.2	$275.2	$61.8		$99.1		$1,044.1
Intersegment revenues	—	—	—	—		—		—
Depreciation/amortization	9.7	—	2.0	0.8		3.0		15.5
Segment profit	$105.2	$8.3	$31.6	$1.0		$13.0	(1)	$159.1

2003
Revenues from external customers	$490.6	$55.2	$250.7	$38.8		$81.2		$916.5
Intersegment revenues	—	—	—	0.7		—		0.7
Depreciation/amortization	8.5	0.2	2.0	0.9		3.3		14.9
Segment profit (loss)	$136.2	$6.5	$25.9	$(5.3)		$12.8		$176.1

2002
Revenues from external customers	$570.7	$41.1	$198.5	$33.6		$8.4		$852.3
Intersegment revenues	—	—	—	—		—		—
Depreciation/amortization	10.6	0.1	2.0	0.2		—		12.9
Segment profit (loss)	$195.2	$6.1	$20.5	$(57.1	) (2)	$(2.9	) (3)	$161.8

(1) - Includes $3.5 million write-off of an investment in a cost-basis Internet investment.

(2) - Includes $51.3 million impairment of goodwill charges for VRMS and PreVision.

(3) - Includes $4.0 million impairment charge of a cost-basis Internet investment.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Profit for reportable segments Unallocated amounts:	$159.1	$176.1	$161.8
Interest expense	(11.4)	(13.1)	(13.3)
Refinancing charge	—	(3.9)	—
Other (expenses) and income	9.1	3.7	0.7
Earnings before Taxes	$156.8	$162.8	$149.2

Domestic and foreign revenues were as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
United States	$988.4	$874.9	$847.2
Foreign	55.7	41.6	5.1
	$1,044.1	$916.5	$852.3

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(13) EARNINGS PER SHARE

Earnings per common share (“EPS”) data was computed as follows:

(in thousands of U.S. dollars, except per share data)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Net earnings	$100,747	$103,708	$95,254
Basic EPS:
Weighted average common shares outstanding	51,758	52,028	53,196
Net earnings per common share, basic	$1.95	$1.99	$1.79
Diluted EPS:
Weighted average common shares outstanding	51,758	52,028	53,196
Shares issued on exercise of dilutive options	4,773	1,767	5,475
Shares purchased with proceeds of options	(4,387)	(1,609)	(5,020)
Shares contingently issuable	70	83	101
Shares applicable to diluted earnings	52,214	52,269	53,752
Net earnings per common share, diluted	$1.93	$1.98	$1.77

Unexercised employee stock options to purchase 3.3 million shares, 5.9 million shares, and 1.5 million shares of Valassis’ common stock as of December 31, 2004, 2003 and 2002, respectively, were not included in the computations of diluted EPS because the options exercise prices were greater than the average market price of our common stock during the respective periods.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Note 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and December 31, 2003.

	THREE MONTHS ENDED
(in thousands of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2004

Revenues	$237,353	$256,771	$247,647	$302,298
Cost of products sold	165,524	179,213	178,673	224,665
Net earnings	24,622	26,837	22,439	26,849
Net earnings per common share, diluted	$0.47	$0.52	$0.43	$0.52

	THREE MONTHS ENDED
(in thousands of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2003

Revenues	$205,045	$243,111	$230,065	$238,299
Cost of products sold	134,501	161,847	156,039	167,540
Net earnings	26,025	27,506	26,717	23,460
Net earnings per common share, diluted	$0.50	$0.53	$0.51	$0.45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 14, 2005

Item 9.	Changes and disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a.	Controls and Procedures

As of the end of the period covered by this filing of the Annual Report on Form 10-K, Valassis carried out an evaluation, under the supervision and with the participation of Valassis’ Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that Valassis will consider recommendations from shareholders of candidates for election as a director of Valassis and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by Valassis shareholders.

Valassis has adopted a Code of Business Conduct and Ethics that applies to all of its employees, including its Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The text of this Code is available on the Internet at the Valassis Web site at www.valassis.com. Valassis intends to satisfy its disclosure obligations regarding amendments to the Code and waivers that apply to the above named officers by posting this information on the Valassis Web site.

Item 11.	Executive Compensation

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in the Valassis Proxy Statement for the 2005 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2004, 2003 and 2002:

Schedule		Page
II	Valuation and Qualifying Accounts	57

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

VALASSIS COMMUNICATIONS, INC.

By:	/s/ Alan F. Schultz	March 11, 2005
	Alan F. Schultz	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

/s/ Patrick F. Brennan Patrick F. Brennan	Director	March 8, 2005

/s/ Kenneth V. Darish Kenneth V. Darish	Director	March 8, 2005

/s/ Seth Goldstein Seth Goldstein	Director	March 8, 2005

/s/ Barry P. Hoffman Barry P. Hoffman	General Counsel and Director	March 11, 2005

/s/ Walter H. Ku Walter H. Ku	Director	March 8, 2005

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 11, 2005

/s/ Marcella A. Sampson Marcella A. Sampson	Director	March 8, 2005

/s/ Faith Whittlesey Faith Whittlesey	Director	March 8, 2005

Schedule II

VALASSIS COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2004, 2003 and 2002

(in thousands of U.S. dollars)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended Dec. 31, 2004	$3,344	$1,345	$(66)	$4,755
Year Ended Dec. 31, 2003	2,120	3,700	2,476	3,344
Year Ended Dec. 31, 2002	1,051	1,660	591	2,120

(1)	Accounts deemed to be uncollectible.

EXHIBIT INDEX

Exhibit Number

2.1	Stock Purchase Agreement by and among Valassis Communications, Inc., Valassis Coupon Clearing, Inc., as Buyer and NCH Stockholders, collectively, as Sellers and NCH Marketing Services, Inc. dated February 13, 2003 (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K filed on February 21, 2003)

3.1	Restated Certificate of Incorporation of Valassis Communications, Inc. (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement No. 33-45189)

3.2	Amended and Restated By-laws of Valassis Communications, Inc. (incorporated by reference to Exhibit 3 (ii) to Valassis’ Form 10-Q for the period ended March 31, 1999)

4.1	Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the Zero Coupon Convertible Senior Notes Due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-65824))

4.2	Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement No. 333-75041)

4.2(a)	First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to Valassis’ Registration Statement No. 333-75041)

4.4	Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to Valassis’ Form 8-K filed on September 23, 1999)

4.5	Amendment No. 1, dated as of October 10, 2003, to Rights Agreement dated as of September 1, 1999, between Valassis Communications, Inc. and National City Corporation, as Rights Agent (incorporated by reference to Exhibit 2 to Valassis’ Form 8-A/A (File No. 011-10991) filed on October 14, 2003)

4.6	Form of Indenture between Valassis Communications, Inc. and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-107787)

10.3*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement No. 33-45189)

10.3	(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ 1995 Form 10-K)

10.3	(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ 1996 Form 10-K)

10.3	(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ 1998 Form 10-K)

10.3	(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ 1999 Form 10-K)

10.3	(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ 2000 Form 10-K)

10.3	(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ 2001 Form 10-K)

10.3	(g)*	Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.3	(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005.

10.4	*	Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to Valassis’ Registration Statement No. 33-45189)

10.4	(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to Valassis’ 1995 Form 10-K)

10.4	(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to Valassis’ 1997 Form 10-K)

10.4	(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to Valassis’ 1998 Form 10-K)

10.4	(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to Valassis’ 1999 Form 10-K)

10.4	(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to Valassis’ 2000 Form 10-K)

10.4	(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to Valassis’ 2001 Form 10-K)

10.4	(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.4(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.4	(h)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 21, 2004.

10.5	*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ 1998 Form 10.K)

10.5	(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ 1998 Form 10-K)

10.5	(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ 1998 Form 10-K)

10.5	(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ 1998 Form 10-K)

10.5	(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ 1998 Form 10-K)

10.5	(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ 1998 Form 10-K)

10.5	(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ 1999 Form 10-K)

10.5	(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ 2000 Form 10-K)

10.5	(h)	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ 2001 Form 10-K)

10.5	(i)*	This Amendment to Employment Agreement is made May 13, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(j)*	This Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005

10.11*	Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement No. 33-45189)

10.11(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

10.11(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ 1995 Form 10-K)

10.11(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10.11(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ 1999 Form 10-K)

10.11(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ 2000 Form 10-K)

10.11(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ 2001 Form 10-K)

10.11(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.11(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004.

10.12*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 16, 2001)

10.14	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q for the period ended June 30, 1996)

10.15*	Amended and Restated Executive Restricted Stock Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 16, 2001)

10.17	*	Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 25, 1996)

10.18	*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 25, 1996)

10.22		Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ 1998 Form 10-K)

10.23		Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis Communications, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23	(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005.

10.24		Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.24	(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.25		Credit Agreement dated as of November 1, 2002 among Valassis Communications, Inc. and various financial institutions and Standard Federal Bank, N.A., as Administrative Agent and Lead Arranger with Harris Trust and Savings Bank, as Syndication Agent and Comerica Bank, as Documentation Agent (incorporated by reference to Exhibit 10.3(g) to Valassis’ September 30, 2002 10-Q)

10.26	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 15, 2002)

10.27	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ 2002 Form 10-K)

12.1	Statements of Computation of Ratios

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

99	Rights Agreement dated as of September 1, 1999 by and between Valassis and the Bank of New York (incorporated by reference to Exhibit 99.1 to Valassis’ Form 8-A 12B/A filed on November 8, 1999)

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

*	Constitutes a management contract or compensatory plan or arrangement.