Form 10-K/A
period 2004-12-31
VALASSIS COMMUNICATIONS INC
filed 2005-04-29
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Valassis Communications, Inc. (Valassis) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005, to reflect a change in the balance sheet classification of auction-rate securities from cash and cash equivalents to a separate line item within current assets, and to reflect purchases and sales of auction-rate securities as investing cash flows in the statements of cash flows, within Part II - Items 7 and 8 and Part III – Item 15. See Note 15 of the Notes to Consolidated Financial Statements for further detail.

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, like many other companies that invest in auction-rate securities, Valassis has determined, based upon supplemental accounting interpretation and in consultation with our audit committee, that our investments in auction-rate securities should not have been included in cash and cash equivalents, as had been done historically by Valassis in our financial statements. We invest in auction-rate securities as part of our cash management strategy and have historically classified them as cash and cash equivalents because of the short duration of their reset periods. As a result of this change in classification, our cash flows from investing activities now include purchases and sales of auction-rate securities. This change in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities.

Except for the aforementioned changes related to auction-rate securities, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of such disclosure to reflect events occurring after the filing date of the Form 10-K. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for certain exhibits. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

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

Sources and Uses of Cash

Cash and cash equivalents totaled $85.2 million at December 31, 2004 versus $62.9 million at December 31, 2003. This decrease was the result of cash provided by operating activities and investing activities of $76.8 million and $14.8 million, respectively, and cash used by investing activities of $71.2 million during the year ended December 31, 2004.

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

Net cash provided by investing activities was $14.8 million in 2004 versus $152.2 million used in 2003 primarily as a result of $41.6 million in net sales from auction-rate securities in 2004 compared to $84.2 million in net purchases in 2003. Cash flows from investing activities in 2004 also increased due to the decreased level of spending on acquisitions during the year from $48.4 million to $5.5 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, “Significant Accounting Policies,” of our financial statements included in Item 8. Valassis does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the consolidated statement of income on the same line as the hedged item. In addition, both changes in the fair value excluded from our effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other expense, net.

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

Item 8.	Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004 (as restated, see Note 15)	Dec. 31, 2003 (as restated, see Note 15)
Assets

Current assets:
Cash and cash equivalents	$85,214	$62,864
Auction-rate securities	102,866	144,496
Accounts receivable (less allowance for doubtful accounts of $4,755 at Dec. 31, 2004 and $3,344 at Dec. 31, 2003)	264,924	206,908
Inventories:
Raw materials	13,318	8,139
Work in progress	14,298	12,853
Prepaid expenses and other	16,449	15,767
Deferred income taxes (Note 5)	1,641	2,426
Refundable income taxes	2,473	3,170
Total current assets	501,183	456,623
Property, plant and equipment, at cost:
Land and buildings	41,500	38,214
Machinery and equipment	127,737	123,977
Office furniture and equipment	54,916	48,192
Automobiles	738	978
Leasehold improvements	2,874	3,073
	227,765	214,434
Less accumulated depreciation and amortization	(134,276)	(127,559)
Net property, plant and equipment	93,489	86,875
Intangible assets (Note 2):
Goodwill	173,367	170,738
Other intangibles	35,555	34,555
	208,922	205,293
Less accumulated amortization	(74,125)	(73,831)
Net intangible assets	134,797	131,462
Equity investments and advances to investees (Note 11)	283	3,553
Other assets	5,801	7,306
Deferred income taxes (Note 5)	2,412	6,935
Total assets	$737,965	$692,754

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	YEAR ENDED
(in thousands of U.S. dollars, except share data)	Dec. 31, 2004 (as restated, see Note 15)	Dec. 31, 2003 (as restated, see Note 15)
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt	$0	$51,842
Accounts payable	231,824	197,842
Accrued interest	2,179	3,293
Accrued expenses	49,586	44,504
Progress billings	31,806	51,694
Total current liabilities	315,395	349,175
Long-term debt (Note 3)	273,703	259,819

Other non-current liabilities	8,361	7,701

Stockholders’ equity (Notes 8 and 9):

Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at Dec. 31, 2004 and Dec. 31, 2003
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,125,207 at Dec. 31, 2004 and 63,084,261 at Dec. 31, 2003; outstanding 51,191,961 at Dec. 31, 2004 and 52,072,154 at Dec. 31, 2003	631	631
Additional paid-in capital	26,211	35,373
Deferred compensation	(215)	(471)
Retained earnings	491,531	390,784
Accumulated other comprehensive income/(loss)	3,785	1,704
Treasury stock, at cost (11,933,246 shares at Dec. 31, 2004 and 11,012,107 shares at Dec. 31, 2003)	(381,437)	(351,962)
Total stockholders’ equity	140,506	76,059
Total liabilities and stockholders’ equity	$737,965	$692,754

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

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004 (as restated, see Note 15)	Dec. 31, 2003 (as restated, see Note 15)	Dec. 31, 2002 (as restated, see Note 15)
Cash flows from operating activities:

Net earnings	$100,747	$103,708	$95,254
Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	15,224	14,663	12,497

Amortization of intangibles	297	210	211

Amortization of bond discount	782	2,805	4,647

Provision for losses on accounts receivable	1,405	544	1,069

Writedown of impaired assets	3,553	—	55,300

(Gain) losses on equity investments	(71)	—	1,653

Stock-based compensation charge	1,313	903	1,815

(Gain) loss on sale of property, plant and equipment	(435)	(494)	726

Deferred income taxes	5,971	2,272	(12,065)

Changes in assets and liabilities which increase (decrease) cash flow:

Accounts receivable	(56,111)	(14,895)	18,243

Inventories	(6,624)	57	6,851

Prepaid expenses and other	(1,919)	(4,478)	(2,016)

Other assets	1,543	(3,914)	3,798

Other liabilities	660	2,900	292

Accounts payable	35,720	10,530	3,262

Accrued interest and expenses	(6,407)	(7,459)	11,568

Income taxes	2,175	(2,605)	9,266

Progress billings	(21,004)	17,973	(18,045)
Total adjustments	(23,928)	19,012	99,072
Cash flows from operating activities	$76,819	$122,720	$194,326

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2004 (as restated, see Note 15)	Dec. 31, 2003 (as restated, see Note 15)	Dec. 31, 2002 (as restated, see Note 15)
Cash flows from investing activities:

Additions to property, plant and equipment	$(18,941)	$(18,274)	$(15,540)
Replacement equipment reimbursed by insurance companies from damage claims	(3,117)	(2,012)	—
Proceeds from sale of property, plant and equipment	813	667	1,033
Acquisition of NCH, net of cash acquired	—	(44,998)	—
Acquisition of PreVision Marketing, net of cash acquired	—	(2,359)	(8,000)
Acquisition of remaining interest in VRMS, net of cash acquired	—	(1,000)	(2,905)
Acquisition of Catalina Marketing’s DMS division	(5,500)	—	—
Investments and advances to affiliated companies	(250)	—	(9,623)
Proceeds from sales of auction-rate securities	310,423	306,490	—
Purchases of auction-rate securities	(268,793)	(390,644)	(60,341)
Other	129	(94)	—
Net cash provided (used) in investing activities	14,764	(152,224)	(95,376)
Cash flows from financing activities:

Proceeds from issuance of common stock	18,524	1,692	26,874
Purchase of treasury shares	(50,968)	(18)	(97,078)
Repayment of long-term debt	(38,741)	(108,424)	—
Borrowings of long-term debt	—	160,000	—
Net payments under revolving line of credit	—	—	(2,600)
Net cash provided (used) in financing activities	(71,185)	53,250	(72,804)
Effect of exchange rate changes on cash	1,952	2,303	54

Net increase in cash and cash equivalents	22,350	26,049	26,200

Cash and cash equivalents at beginning of the year	62,864	36,815	10,615
Cash and cash equivalents at end of the year	$85,214	$62,864	$36,815
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,091	$8,150	$6,915
Cash paid during the year for income taxes	$48,394	$57,153	$56,732
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$1,192	$1,214	$1,406

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

AUCTION-RATE SECURITIES

Auction-Rate Securities (ARS) are securities that have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 35 days. In accordance with the SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” these ARS are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value.

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

During June 2004, Valassis entered into two interest rate swap agreements whereby we swapped fixed rates under our 2009 Notes for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points on $50.0 million notional value of debt. Our interest rate hedging transaction is tied to the three-month average LIBOR interest rate, which may fluctuate significantly on a daily basis. The counter-parties to our interest rate swap agreements are major commercial banks. Under these interest rate swap contracts, we agreed to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amount of the contract is not exchanged. As of December 31, 2004, Valassis’ interest rate swap qualified for fair value hedge accounting treatment.

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

(15) RESTATEMENT OF FINANCIAL STATEMENTS

We invest in auction-rate securities as part of our cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their reset periods. Subsequent to the issuance of our financial statements for the year ended December 31, 2004, we determined, based upon supplemental accounting interpretation regarding the financial statement classification of auction-rate securities and in consultation with our audit committee, that these investments should not be classified as cash equivalents due to their underlying maturities. As a result, the accompanying financial statements have been restated to change the classification of auction-rate securities to a separate line item within current assets and to reflect purchase and sales of auction-rate securities as investing cash flows in our statements of cash flows.

Following is a summary of the effects of the change in classification described above (in thousands of U.S. dollars):

Consolidated Balance Sheet Information:

	As of December 31, 2004			As of December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$188,080	$(102,866)	$85,214	$207,360	$(144,496)	$62,864
Auction-rate securities	$—	$102,866	$102,866	$—	$144,496	$144,496

Consolidated Statement of Cash Flows Information:

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Proceeds from sales of auction-rate securities	$—	$310,423	$—	$306,490
Purchases of auction-rate securities	$—	$(268,793)	$—	$(390,644)
Cash flows from investing activities	$(26,866)	$14,764	$(68,070)	$(152,224)
Net increase (decrease) in cash and cash equivalents	$(19,280)	$21,350	$110,204	$26,049
Cash and cash equivalents, beginning of year	$207,360	$62,864	$97,156	$36,815
Cash and cash equivalents, end of year	$188,080	$85,214	$207,360	$62,864

	Year Ended December 31, 2002
	As Previously Reported	As Restated
Purchases of auction-rate securities	$—	$(60,341)
Cash flows from investing activities	$(35,035)	$(95,376)
Net increase (decrease) in cash and cash equivalents	$86,541	$26,200
Cash and cash equivalents, beginning of year	$10,615	$10,615
Cash and cash equivalents, end of year	$97,156	$36,815

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

(April 29, 2005 as to the effects of the restatement discussed in Note 15)

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

VALASSIS COMMUNICATIONS, INC.

By:	/s/ Alan F. Schultz	April 29, 2005
	Alan F. Schultz	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2005

/s/ Patrick F. Brennan Patrick F. Brennan	Director	April 29, 2005

/s/ Kenneth V. Darish Kenneth V. Darish	Director	April 29, 2005

/s/ Seth Goldstein Seth Goldstein	Director	April 29, 2005

/s/ Barry P. Hoffman Barry P. Hoffman	General Counsel and Director	April 29, 2005

/s/ Walter H. Ku Walter H. Ku	Director	April 29, 2005

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 29, 2005

/s/ Marcella A. Sampson Marcella A. Sampson	Director	April 29, 2005

/s/ Faith Whittlesey Faith Whittlesey	Director	April 29, 2005

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