Form 10-Q
period 2005-03-31
VALASSIS COMMUNICATIONS INC
filed 2005-05-09
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 2, 2005, there were 49,961,706 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

Assets	Mar. 31, 2005	Dec. 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$103,708	$85,214
Auction-rate securities	92,537	102,866
Accounts receivable (less allowance for doubtful accounts of $5,251 at March 31, 2005 and $4,755 at December 31, 2004)	260,390	264,924
Inventories:
Raw materials	13,308	13,318
Work in progress	13,580	14,298
Prepaid expenses and other	11,735	16,449
Deferred income taxes	1,647	1,641
Refundable income taxes	—	2,473

Total current assets	496,905	501,183

Property, plant and equipment, at cost:
Land and buildings	46,195	41,500
Machinery and equipment	135,160	127,737
Office furniture and equipment	56,242	54,916
Automobiles	715	738
Leasehold improvements	2,844	2,874

	241,156	227,765

Less accumulated depreciation and amortization	(137,783)	(134,276)

Net property, plant and equipment	103,373	93,489

Intangible assets:
Goodwill	173,367	173,367
Other intangibles	35,555	35,555

	208,922	208,922

Less accumulated amortization	(74,254)	(74,125)

Net intangible assets	134,668	134,797

Equity investments	323	283
Other assets	4,336	5,801
Deferred income taxes	2,414	2,412

Total assets	$742,019	$737,965

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

Liabilities and Stockholders’ Equity	Mar. 31, 2005	Dec. 31, 2004
	(unaudited)
Current liabilities:
Accounts payable	$206,741	$231,824
Accrued interest	2,162	2,179
Accrued expenses	37,946	49,586
Progress billings	46,279	31,806
Income taxes payable	12,016	—

Total current liabilities	305,144	315,395

Long-term debt	273,814	273,703
Other non-current liabilities	8,297	8,361

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2005 and December 31, 2004
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,192,263 at March 31, 2005 and 63,125,207 at December 31, 2004; outstanding 50,577,928 at March 31, 2004 and 51,191,961 at December 31, 2003	632	631
Additional paid-in capital	37,333	26,211
Deferred compensation	(2,112)	(215)
Retained earnings	519,773	491,531
Accumulated other comprehensive income	3,818	3,785
Treasury stock, at cost (12,614,335 shares at March 31, 2005 and 11,933,246 shares at December 31, 2004)	(404,680)	(381,437)

Total stockholders’ equity	154,764	140,506

Total liabilities and stockholders’ equity	$742,019	$737,965

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	Mar. 31, 2005	Mar. 31, 2004
Revenues	$279,284	$237,353

Costs and expenses:
Cost of products sold	199,656	165,524
Selling, general and administrative	34,067	30,544

Total costs and expenses	233,723	196,068

Earnings from operations	45,561	41,285

Other expenses (income):
Interest expense	2,677	3,167
Other income, net	(1,074)	(529)

Total other expenses (income)	1,603	2,638

Earnings before income taxes	43,958	38,647

Income taxes	15,716	14,025

Net earnings	$28,242	$24,622

Net earnings per common share, basic	$0.56	$0.47

Net earnings per common share, diluted	$0.55	$0.47

Shares used in computing net earnings per share, basic	50,687,098	52,091,874

Shares used in computing net earnings per share, diluted	51,430,015	52,546,646

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net earnings	$28,242	$24,622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,792	3,681
Amortization of bond discount	111	395
Provision for losses on accounts receivable	496	1,627
Loss (gain) on sale of property, plant and equipment	271	(5)
Gain on equity investments	(40)	—
Stock-based compensation charge	414	241
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	4,037	(21,977)
Inventories	728	1,101
Prepaid expenses and other	4,626	(1,974)
Other liabilities	(64)	(194)
Other assets	1,459	3,238
Accounts payable	(25,083)	(7,580)
Accrued expenses and interest	(11,534)	(12,359)
Income taxes	14,898	14,147
Progress billings	14,473	6,687

Total adjustments	8,584	(12,972)

Net cash provided by operating activities	36,826	11,650

Cash flows from investing activities:
Additions to property, plant and equipment	(9,054)	(2,203)
Replacement equipment reimbursed by insurance companies from damage claims	(4,757)
Proceeds from sale of property, plant and equipment	—	37
Purchases of auction-rate securities	(61,584)	(83,020)
Proceeds from sales of auction-rate securities	71,913	71,760
Other	(33)	86

Net cash used in investing activities	(3,515)	(13,340)

Cash flows from financing activities:
Repurchase of common stock	(29,900)	(3,956)
Proceeds from the issuance of common stock	15,016	1,483

Net cash used in financing activities	(14,884)	(2,473)

Effect of exchange rate changes on cash	67	37
Net increase (decrease) in cash	18,494	(4,126)
Cash at beginning of period	85,214	62,764

Cash at end of period	$103,708	$58,638

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,694	$4,174
Cash paid during the period for income taxes	$224	$—
Non-cash financing activities:
Stock issued under stock-based compensation plan	$2,346	$1,057

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (Valassis) Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain amounts for 2004 have been reclassified to conform to current period classifications.

2.	STOCK-BASED COMPENSATION

The following table reconciles reported net income to pro forma net income as if Valassis accounted for its stock options under the fair value method of SFAS No. 123.

	Three Months Ended Mar. 31,
(in thousands of U.S. dollars, except per share data)	2005	2004
Net earnings, as reported	$28,242	$24,622

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	266	153

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,077)	(2,342)

Pro forma net earnings	$26,431	$22,433

Earnings per share:
Basic - as reported	$0.56	$0.47
Basic - pro forma	$0.52	$0.43

Diluted - as reported	$0.55	$0.47
Diluted - pro forma	$0.51	$0.43

3.	FOREIGN CURRENCY AND DERIVATIVE FINANCIAL INSTRUMENTS

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2005, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2005, Valassis had a commitment to purchase $5.7 million in Mexican pesos over the next 9 months.

As of March 31, 2005, our accumulated comprehensive income was $3.8 million. Changes in comprehensive income for the quarter were immaterial. Foreign currency translation is the majority component of accumulated comprehensive income. The remainder relates to cumulative gains from hedging contracts.

In June 2004, we entered into two interest rate swap agreements with the objective of reducing interest costs. We swapped fixed rates under our 6 5/8% Senior Notes due 2009 (the 2009 Notes) for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points, on $50.0 million notional value of debt. Three-month LIBOR was approximately 312 basis points as of March 31, 2005.

As of March 31, 2005, as a consequence of entering into the interest rate swap agreements, we pay interest on approximately 20% of our borrowings on a variable-rate basis. We do not trade or engage in hedging for speculative or trading purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

4.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of March 31, 2005 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Mar. 31, 2005	Unamortized Balance at Mar. 31, 2005	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(1,449)	$2,006	5.8

Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)	18,257
ROP	3,599	(2,260)	1,339
Neighborhood Targeted (Cluster Targeted)	4,195	(209)	3,986
Household Targeted (1 to 1)	86,608	(53,733)	32,875
International & Services	64,864	—	64,864
The Valassis name and other	32,100	(20,759)	11,341

Total non-amortizable intangible assets	256,767	(124,105)	132,662

Total	$260,222	$(125,554)	$134,668

5.	CONTINGENCIES

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

The primary relief generally sought by the FTC in these types of cases is equitable in nature in the form of a decree delineating acceptable future conduct. Although we cannot predict the timing or outcome of this investigation, one consequence of an adverse result might be that future public speech regarding changes to Valassis’ Free-standing Insert (FSI) pricing policies might be subject to restriction. We do not expect any relief to otherwise restrict the operation of our FSI business.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Mar. 31, 2005	Dec. 31, 2004
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,870	99,861
Zero Coupon Senior Convertible Notes due 2021, net of discount	13,944	13,842
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$273,814	$273,703
Less current portion	—	—

	$273,814	$273,703

7.	SEGMENT REPORTING

Valassis has five reportable segments: Free-standing Inserts (FSI), Run of Press (ROP), Neighborhood Targeted (Cluster Targeted), Household Targeted (1 to 1) and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended Mar. 31,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted (Cluster Targeted)	Household Targeted (1 to 1)	International & Services	Total
2005
Revenues from external customers	$131.7	$30.1	$74.3	$19.0	$24.2	$279.3
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.2	$—	$0.5	$0.2	$0.8	$3.7
Segment profit	$29.6	$3.1	$9.6	$0.9	$2.4	$45.6

2004
Revenues from external customers	$127.4	$21.7	$52.9	$12.2	$23.2	$237.4
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.2	$—	$0.5	$0.2	$0.8	$3.7
Segment profit (loss)	$30.7	$1.8	$5.3	$(0.3)	$3.8	$41.3

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended Mar. 31,
(in millions of U.S. dollars)	2005	2004
Profit for reportable segments	$45.6	$41.3
Unallocated amounts:
Interest expense	(2.7)	(3.2)
Other income	1.1	0.5

Earnings before income taxes	$44.0	$38.6

Domestic and foreign revenues were as follows:

	Three Months Ended Mar. 31,
(in millions of U.S. dollars)	2005	2004
United States	$266.6	$224.3
Foreign	12.7	13.1

Total	$279.3	$237.4

8.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended Mar. 31,
(in thousands of U.S. dollars)	2005	2004
Net Earnings	$28,242	$24,622

Basic EPS:
Weighted average common shares outstanding	50,687	52,092

Earnings per common share - basic	$0.56	$0.47

Diluted EPS:
Weighted average common shares outstanding	50,687	52,092
Weighted average shares purchased on exercise of dilutive options	5,444	4,181
Shares purchased with proceeds of options	(4,753)	(3,791)
Shares contingently issuable	52	65

Shares applicable to diluted earnings	51,430	52,547

Earnings per common share - diluted	$0.55	$0.47

Unexercised employee stock options to purchase 1,606,523 shares and 3,355,575 shares, of Valassis’ common stock were not included in the computations of diluted EPS for the three months ended March 31, 2005 and March 31, 2004, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

Overview

Valassis achieved quarterly revenues of $279.3 million for the quarter ended March 31, 2005, up 17.7% from the first quarter of 2004. Strong demand for our diversified product portfolio and integrated marketing solutions continued and all segments experienced revenue growth during the quarter.

For the eleventh consecutive quarter, the cooperative FSI industry experienced page (unit) growth. We continued to be impacted financially by lower pricing on FSI contracts negotiated during the past two years that effects co-op FSI business placed in 2005. Due to the multi-year nature of FSI customer contracts, the economic impact of the lower- priced contracts will continue into future periods even if pricing improves.

Management anticipates continued growth in our customers’ marketing budgets and an increase in their new product introductions to advertise and promote. Consumers are becoming harder to reach through traditional advertising and marketing methods such as television and telemarketing, and marketers want a measurable return on their marketing spending. We expect these trends to increase the marketing dollars our customers will allocate to the home-delivered promotional products we offer.

Segment Results

FSI

In the quarter ended March 31, 2005, FSI revenues were up 3.4% compared to the quarter ended March 31, 2004 to $131.7 million. Increased revenues are attributable to continued unit growth in the cooperative FSI industry as well as our increased market share as compared to the first quarter of 2004. The impact of unit growth was offset by the reduction in co-op FSI pricing. FSI cost of goods sold was relatively flat for the quarter ended March 31, 2005 versus the comparable period a year-ago on a cost-per-thousand (CPM) basis. Paper cost increases were offset by decreases in production and media costs, due to efficiencies gained with the increase in pages produced over the comparable prior-year period.

ROP

Revenues for ROP increased 38.7% in the first quarter of 2005 to $30.1 million from the year-ago quarter. Valassis continued to experience increased demand for this product, most notably from customers in the telecommunications sector.

Neighborhood Targeted (Cluster Targeted)

Our Neighborhood Targeted product revenues increased 40.5% in the quarter ended March 31, 2005 to $74.3 million versus the quarter ended March 31, 2004. This increase was primarily the result of additional demand related to the movement of pre-Easter holiday advertising from the second quarter of 2004 to the first quarter of 2005 and significant increases in spending from the telecommunications sector. The gross margin in this segment continues to improve, as we have increased volume and replaced lower margin customers with more profitable business.

Household Targeted (1 to 1)

The Household Targeted segment had revenues of $19.0 million in the quarter ended March 31, 2005, an increase of 55.7% over the quarter ended March 31, 2004. The increase in revenues for this segment is due to growing interest in frequent shopper-based data among consumer packaged goods companies, as well as the integration of business of Direct Marketing Services, which was acquired in September 2004. Our customers, who are grocery retailers and consumer packaged goods companies, are increasingly utilizing frequent shopper card data to target and implement direct-mail programs to reach their consumers.

International & Services

This segment produced revenues of $24.2 million in the first quarter of 2005, an increase of 4.3% over the first quarter of 2004. The majority of this increase comes from Valassis Canada, where several solo preprinted inserts were sold in the quarter. Additionally, $0.5 million of this increase is attributable to the impact of foreign currency rates. We continue to test new media products and services in key European markets and are encouraged by the customer interest in these new promotional vehicles.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the first quarter of 2005 to $34.1 million versus $30.5 million in the first quarter of 2004. The increase resulted from increases in performance-based incentive plans and investments made in future growth opportunities, and additional incremental costs resulting from the acquisition of Direct Marketing Services in September 2004.

Non-operating Items

Interest expense was $2.7 million in the first quarter of 2005, compared to $3.2 million in the first quarter of 2004. In June 2004, we repurchased $38.7 million of our Zero-Coupon Convertible Notes due 2021 lowering our debt balance. Additionally, the interest rate swaps completed in June 2004 resulted in an overall reduction in our borrowing rate.

Net Earnings

Net earnings were $28.2 million in the first quarter of 2005, an increase of $3.6 million, or 14.7% from the first quarter of 2004. The increase in earnings was due to the growth in products other than the FSI which more than offset the loss of profit due to decreases in FSI pricing. Diluted earnings per share were $0.55 in the first quarter of 2005, compared to $0.47 in the first quarter of 2004.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 47.2% of Valassis’ total revenue in the three months ended March 31, 2005. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any future profits in the related receivables.

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

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $103.7 million at March 31, 2005 versus $85.2 million at December 31, 2004. This increase was the result of cash provided by operations of $36.8 million offset by cash used for investing activities of $3.5 million during the three-month period ended March 31, 2005. In addition, cash used in financing activities for the quarter was $14.9 million, comprised of stock repurchases of $29.9 million, partially offset by proceeds from options exercises.

Cash flow from operating activities was $36.8 million during the three months ended March 31, 2005 compared to $11.7 million during the year-ago quarter. This increase was the result of increased earnings as well as positive working capital changes, primarily a return of accounts receivable to normalized levels.

Net cash used in investing activities was $3.5 million, consisting of $13.8 million in capital expenditures (inclusive of $4.8 million in assets purchased from the settlement of a property insurance claim related to the fire at our Corby, England facility) offset by cash proceeds from the sale of auction-rate securities. Cash used during the three months ending March 31, 2005 decreased from the comparable period in 2004 due mainly to the timing of purchases and sales of auction-rate securities, partially offset by the accelerated timing of capital expenditures in 2005

Cash and cash equivalents do not include investments in auction-rate securities of $92.5 million and $102.9 million at March 31, 2005 and December 31, 2004, respectively. Auction-rate securities are considered highly liquid due to the short duration of their reset periods.

Current and Long-term Debt

As of March 31, 2005, Valassis’ debt was $273.7 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6 5/8% Senior Notes due 2009, $13.8 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a euro currency-based rate or a prime rate. During the quarter ended March 31, 2005, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at March 31, 2005. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

The holders of Valassis’ Zero Coupon Senior Convertible Notes due in 2021 (the 2021 Notes) may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes due in 2033 (the 2033 Notes) receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and, from time to time, to repurchase common stock through our stock repurchase program.

As of March 31, 2005, Valassis had Board of Directors’ authorization to repurchase an additional 4.9 million shares of its common stock under its existing share repurchase program.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of March 31, 2005, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $9.0 million (net of $4.8 million in assets purchased from the settlement of a property insurance claim related to a fire at our Corby, England facility) for the three months ended March 31, 2005. Management expects future capital expenditure requirements of approximately $20-$25 million for each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2005. These statements are forward looking and actual results may differ materially.

Valassis expects earnings per share for 2005 to be between $1.80 and $2.00, based upon the following assumptions:

•	For the full year 2005, we expect revenue to be up by a mid-single digit percentage.

•	FSI revenues are expected to be down by a percentage in the low-single digits due to lower pricing on contracts negotiated in 2003 and 2004 that will affect co-op FSI business placed in 2005. Cost of goods sold on a CPM basis for the FSI is expected to be up by a percentage in the low-single digits due to anticipated increases in paper cost.

•	ROP revenues and net operating profits are expected to be up 5% to 10% year over year.

•	Neighborhood Targeted (Cluster Targeted) revenues are expected to be up 10% to 15%.

•	Household Targeted (1 to 1) revenues are expected to be up 20% to 25%.

•	International & Services revenues are expected to be up by a percentage in the mid-single digits.

•	SG&A is expected to be up approximately 5%.

•	Free cash flow (after capital expenditures) is projected to be between $90 million to $100 million for the year. Capital expenditures are expected to be approximately $25 million in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the U.S. Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of SFAS 123R “Share-based Payment.” Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC’s rule, SFAS 123R is now effective for annual, rather than interim, periods that begin after June 15, 2005. The standard requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Valassis will apply this Statement to all awards granted on or after January 1, 2006. Compensation cost will be recognized on and after January 1, 2006 for the unvested portion of outstanding awards based on the grant-date fair value of these awards previously calculated under SFAS 123 for pro-forma disclosures. We are evaluating the effect of the adoption of SFAS 123R, but believe it will be consistent with the application disclosed in its pro-forma disclosures.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis is required to adopt these provisions at the beginning of fiscal year 2006. We do not believe that its adoption will have a material impact on our financial condition, results of operations and liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, “Significant Accounting Policies,” of our Annual Report on Form 10-K/A for the year ended December 31, 2004. Valassis does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Neighborhood Targeted (Cluster Targeted)

The majority of Neighborhood Targeted products are newspaper delivered and revenue is recognized in the period that the product is distributed. For non-newspaper-delivered products, revenue is recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

Household Targeted (1 to 1)

Revenue for direct mail products is recognized when the product is inserted into the United States Postal Service mail stream. Revenue from software products is recognized upon installation and over the life of the related contract and revenue from services is recognized on a percent-complete method.

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

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for quarters ended March 31, 2005 or 2004. No cash flow hedges were re-designated or discontinued during such periods.

Auction-Rate Securities - Auction-Rate Securities (ARS) are securities that have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 35 days. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” these auction-rate securities are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value.

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

Interest Rates

Valassis has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the three months ended March 31, 2005, there was no outstanding balance under this line of credit. As of March 31, 2005, as a consequence of entering into the interest rate swap agreements discussed more fully above, we pay interest on approximately 20% of our borrowings on a variable-rate basis.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2005, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2005, Valassis had a commitment to purchase $5.7 million in Mexican pesos over the next 9 months.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

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

The primary relief generally sought by the FTC in these types of cases is equitable in nature in the form of a decree delineating acceptable future conduct. Although we cannot predict the timing or outcome of this investigation, one consequence of an adverse result might be that future public speech regarding changes to Valassis’ Free-standing Insert (FSI) pricing policies might be subject to restriction. We do not expect any relief to otherwise restrict the operation of our FSI business.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 through Jan. 31, 2005	700,659	$34.06	700,659	5,113,324
Feb. 1 through Feb. 28, 2005	69,639	$34.26	69,639	5,043,685
Mar. 1 through Mar. 31, 2005	100,883	$36.19	100,883	4,942,802

Total	871,181	$34.32	871,181	4,942,802

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Form 8-K

(1)	The Company filed a report on Form 8-K dated January 7, 2005, announcing compensation for the Board of Directors and salary increases for the named executive officers for the fiscal year 2005.

(2)	The Company filed a report Form 8-K dated January 20, 2005, announcing that executive officer, Richard P. Herpich, had entered into an amendment to his employment agreement which extends his employment term until December 31, 2007.

(3)	The Company filed a report on Form 8-K, dated February 22, 2005, announcing its financial results for the year ended and quarter ended December 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2005

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal
financial and accounting officer.