Form 10-Q
period 2005-06-30
VALASSIS COMMUNICATIONS INC
filed 2005-08-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 1, 2005, there were 49,904,661 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

	June 30, 2005	Dec. 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,077	$85,214
Auction-rate securities	99,743	102,866
Accounts receivable (less allowance for doubtful accounts of $4,529 at June 30, 2005 and $4,755 at December 31, 2004)	267,016	264,924
Inventories:
Raw materials	18,695	13,318
Work in progress	10,040	14,298
Prepaid expenses and other	16,528	16,449
Deferred income taxes	1,628	1,641
Refundable income taxes	—	2,473

Total current assets	493,727	501,183

Property, plant and equipment, at cost:
Land and buildings	47,697	41,500
Machinery and equipment	140,440	127,737
Office furniture and equipment	57,422	54,916
Automobiles	471	738
Leasehold improvements	2,805	2,874

	248,835	227,765
Less accumulated depreciation and amortization	(141,078)	(134,276)

Net property, plant and equipment	107,757	93,489

Intangible assets:
Goodwill	173,367	173,367
Other intangibles	35,555	35,555

	208,922	208,922
Less accumulated amortization	(74,446)	(74,125)

Net intangible assets	134,476	134,797

Equity investments	383	283
Other assets	3,894	5,801
Deferred income taxes	2,418	2,412

Total assets	$742,655	$737,965

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

	June 30, 2005	Dec. 31, 2004
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,050	$—
Accounts payable	204,354	231,824
Accrued interest	2,451	2,179
Accrued expenses	42,571	49,586
Progress billings	39,666	31,806
Income taxes payable	14,630	—

Total current liabilities	317,722	315,395

Long-term debt	259,878	273,703
Other non-current liabilities	8,332	8,361

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2005 and December 31, 2004
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,193,871 at June 30, 2005 and 63,125,207 at December 31, 2004; outstanding 50,000,820 at June 30, 2005 and 51,191,961 at December 31, 2004	631	631
Additional paid-in capital	38,330	26,211
Deferred compensation	(1,698)	(215)
Retained earnings	545,297	491,531
Accumulated other comprehensive income	1,895	3,785
Treasury stock, at cost ( 13,193,051 shares at June 30, 2005 and 11,933,246 shares at December 31, 2004)	(427,732)	(381,437)

Total stockholders’ equity	156,723	140,506

Total liabilities and stockholders’ equity	$742,655	$737,965

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$276,427	$256,771	$555,711	$494,124

Costs and expenses:
Cost of products sold	200,009	179,213	399,665	344,737
Selling, general and administrative	34,830	32,885	68,897	63,429

Total costs and expenses	234,839	212,098	468,562	408,166

Earnings from operations	41,588	44,673	87,149	85,958

Other expenses (income):
Interest expense	2,695	3,048	5,372	6,214
Other income, net	(746)	(492)	(1,820)	(1,020)

Total other expenses	1,949	2,556	3,552	5,194

Earnings before income taxes	39,639	42,117	83,597	80,764
Income taxes	14,115	15,280	29,831	29,305

Net earnings	$25,524	$26,837	$53,766	$51,459

Net earnings per common share, basic	$0.51	$0.52	$1.07	$0.99

Net earnings per common share, diluted	$0.50	$0.51	$1.05	$0.98

Shares used in computing net earnings per share, basic	50,061,042	51,993,813	50,372,340	52,042,843

Shares used in computing net earnings per share, diluted	50,808,028	52,398,004	51,120,239	52,475,816

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net earnings	$53,766	$51,459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,650	7,356
Amortization of bond discount	225	396
Provision for losses on accounts receivable	(226)	1,467
Loss on sale of property, plant and equipment	73	98
Stock-based compensation charge	827	673
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	(1,866)	(53,220)
Inventories	(1,119)	2,578
Prepaid expenses and other	(254)	(1,621)
Other liabilities	(29)	274
Other assets	1,807	1,828
Accounts payable	(27,470)	1,496
Accrued expenses and interest	(6,532)	(1,681)
Income taxes	17,888	3,907
Progress billings	7,860	(5,238)

Total adjustments	(1,166)	(41,687)

Net cash provided by operating activities	52,600	9,772

Cash flows from investing activities:
Additions to property, plant and equipment	(15,737)	(5,963)
Replacement equipment reimbursed by insurance companies from damage claims	(6,367)	—
Purchases of auction-rate securities	(176,781)	(136,131)
Proceeds from sales of auction-rate securities	179,904	177,167
Other	550	(322)

Net cash (used in) provided by investing activities	(18,431)	34,751

Cash flows from financing activities:
Repurchase of long-term debt	—	(38,741)
Repurchase of common stock	(54,370)	(11,378)
Proceeds from the issuance of common stock	17,069	3,740

Net cash used in financing activities	(37,301)	(46,379)

Effect of exchange rate changes on cash	(2,005)	(113)
Net decrease in cash	(5,137)	(1,969)
Cash at beginning of period	85,214	62,764

Cash at end of period	$80,077	$60,795

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,083	$4,722
Cash paid during the period for income taxes	$11,414	$25,344
Non-cash financing activities:
Stock issued under stock-based compensation plan	$2,346	$1,124

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

	Quarter Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net earnings, as reported	$25,524	$26,837	$53,766	$51,459

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	267	275	533	428

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,100)	(3,004)	(4,168)	(5,345)

Pro forma net earnings	$23,691	$24,108	$50,131	$46,542

Earnings per share:
Basic - as reported	$0.51	$0.52	$1.07	$0.99
Basic - pro forma	$0.47	$0.46	$1.00	$0.89

Diluted - as reported	$0.50	$0.51	$1.05	$0.98
Diluted - pro forma	$0.47	$0.46	$0.98	$0.89

3.	FOREIGN CURRENCY AND DERIVATIVE FINANCIAL INSTRUMENTS

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended June 30, 2005, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2005, Valassis had a commitment to purchase $6.2 million in Mexican pesos over the next 12 months.

As of June 30, 2005, our accumulated other comprehensive income was $1.9 million. The change in accumulated other comprehensive income for the quarter was a loss of $1.9 million, primarily related to the strengthening U.S. dollar versus the euro. Foreign currency translation is the majority component of accumulated other comprehensive income. The remainder relates to cumulative gains from hedging contracts.

In June 2004, we entered into two interest rate swap agreements with the objective of reducing interest costs. We swapped fixed rates under our 6 5/8% Senior Notes due 2009 (the 2009 Notes) for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points, on $50.0 million notional value of debt. Three-month LIBOR was approximately 350 basis points as of June 30, 2005.

As of June 30, 2005, as a consequence of entering into the interest rate swap agreements, we pay interest on approximately 20% of our borrowings on a variable-rate basis. We do not trade or engage in hedging for speculative or trading purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

4.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of June 30, 2005 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at June 30, 2005	Unamortized Balance at June 30, 2005	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(1,641)	$1,814	5.4

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts (FSI)	65,401	(47,144)	18,257
Run-of-Press (ROP)	3,599	(2,260)	1,339
Neighborhood Targeted (Cluster Targeted)	4,195	(209)	3,986
Household Targeted (1 to 1)	86,608	(53,733)	32,875
International & Services	64,864	—	64,864
The Valassis name and other	32,100	(20,759)	11,341

Total non-amortizable intangible assets	256,767	(124,105)	132,662

Total	$260,222	$(125,746)	$134,476

5.	CONTINGENCIES

On November 9, 2004, Valassis received a letter dated November 8, 2004 from the Federal Trade Commission (FTC) informing us that the FTC is conducting a non-public investigation to determine whether Valassis may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act by soliciting an agreement with a competitor to fix prices and to allocate customers. As the FTC pointed out in their letter of November 8, 2004, neither the letter nor the existence of this investigation should be construed to indicate that a violation has occurred or is occurring. Valassis is fully cooperating with the FTC.

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

6.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	June 30, 2005	Dec. 31, 2004
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,878	99,861
Zero Coupon Senior Convertible Notes due 2021, net of discount	14,050	13,842
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$273,928	$273,703
Less current portion	14,050	—

	$259,878	$273,703

The holders of the Zero Coupon Senior Convertible Notes due 2021 may require Valassis to purchase all or a portion of their Notes on June 6, 2006. Therefore, the $14.1 million outstanding balance of this debt has been classified as current as of June 30, 2005.

Valassis has an available revolving line of credit of $125.0 million. This line of credit agreement expires in November 2006.

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

	Quarter Ended June 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted (Cluster Targeted)	Household Targeted (1 to 1)	International & Services	Total
2005
Revenues from external customers	$134.4	$27.3	$72.2	$16.7	$25.8	$276.4
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.0	$—	$0.5	$0.1	$1.0	$3.6
Segment profit	$28.4	$1.5	$8.8	$0.7	$2.2	$41.6

2004
Revenues from external customers	$132.3	$26.9	$56.4	$16.1	$25.1	$256.8
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.1	$—	$0.5	$0.2	$0.8	$3.6
Segment profit	$32.3	$1.2	$5.6	$0.8	$4.8	$44.7

	Six Months Ended June 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted (Cluster Targeted)	Household Targeted (1 to 1)	International & Services	Total
2005
Revenues from external customers	$266.2	$57.4	$146.5	$35.7	$49.9	$555.7
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$4.2	$—	$1.0	$0.2	$1.9	$7.3
Segment profit	$57.9	$4.6	$18.4	$1.6	$4.6	$87.1

2004
Revenues from external customers	$259.6	$48.6	$109.2	$28.4	$48.3	$494.1
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$4.3	$—	$1.0	$0.4	$1.6	$7.3
Segment profit	$63.0	$3.0	$10.9	$0.5	$8.6	$86.0

Reconciliations to consolidated financial statement totals are as follows:

	Quarter Ended June 30,
(in millions of U.S. dollars)	2005	2004
Profit for reportable segments	$41.6	$44.7
Unallocated amounts:
Interest expense	(2.7)	(3.1)
Other income	0.7	0.5

Earnings before income taxes	$39.6	$42.1

	Six Months Ended June 30,
(in millions of U.S. dollars)	2005	2004
Profit for reportable segments	$87.1	$86.0
Unallocated amounts:
Interest expense	(5.3)	(6.2)
Other income	1.8	1.0

Earnings before income taxes	$83.6	$80.8

Domestic and foreign revenues were as follows:

	Quarter Ended June 30,
(in millions of U.S. dollars)	2005	2004
United States	$264.2	$242.9
Foreign	12.2	13.9

Total	$276.4	$256.8

	Six Months Ended June 30,
(in millions of U.S. dollars)	2005	2004
United States	$530.9	$467.2
Foreign	24.8	26.9

Total	$555.7	$494.1

8.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2005	2004	2005	2004
Net Earnings	$25,524	$26,837	$53,766	$51,459

Basic EPS:
Weighted average common shares outstanding	50,061	51,994	50,372	52,043

Earnings per common share - basic	$0.51	$0.52	$1.07	$0.99

Diluted EPS:
Weighted average common shares outstanding	50,061	51,994	50,372	52,043
Weighted average shares purchased on exercise of dilutive options	6,030	4,232	5,989	4,325
Shares purchased with proceeds of options	(5,335)	(3,893)	(5,293)	(3,957)
Shares contingently issuable	52	65	52	65

Shares applicable to diluted earnings	50,808	52,398	51,120	52,476

Earnings per common share - diluted	$0.50	$0.51	$1.05	$0.98

Unexercised employee stock options to purchase 1,138,019 shares and 1,178,972 shares, of Valassis’ common stock were not included in the computations of diluted EPS for the three months and six months ended June 30, 2005, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

Overview

Valassis provides a wide range of marketing products and services to a variety of manufacturers, direct marketers, retailers, franchisees and other advertisers. The products and services provided by Valassis include: newspaper-delivered inserts, samples, polybags and on-page advertisements; direct-to-door promotions and sampling; direct mail promotions and sampling; Internet-delivered marketing; loyalty marketing software; coupon and promotion clearing; and promotion planning and analytic services. Valassis manages its operations through five operating segments: Free-standing Insert, Run of Press, Neighborhood Targeted, Household Targeted and International & Services.

Valassis achieved revenues of $276.4 million for the quarter ended June 30, 2005, up 7.7% from the second quarter of 2004. Strong demand for our diversified product portfolio and integrated marketing solutions continued and all segments experienced revenue growth during the quarter.

For the twelfth consecutive quarter, the cooperative FSI industry experienced page (unit) growth. We continued to be impacted financially by lower pricing on FSI contracts negotiated during the past two years that affects co-op FSI business placed in 2005. Due to the multi-year nature of FSI customer contracts, the economic impact of the lower- priced contracts will continue into future periods even if pricing improves. Based on FSI contracts completed to date for 2006 and 2007, the average price shows a small decline for 2006 versus 2005, and an increase in price for 2007 versus 2006. The anticipated decline in pricing for 2006, will be slight and similar to the decline experienced in 2005. The pricing trend for 2006 or 2007 could change based on the price at which remaining uncontracted business is sold.

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

Segment Results

FSI

In the quarter ended June 30, 2005, FSI revenues were up 1.6% to $134.4 million compared to the quarter ended June 30, 2004. Increased revenues are attributable to continued unit growth in the cooperative FSI industry and an additional publishing date in the second quarter of 2005 versus the same quarter of 2004. The impact of unit growth was offset somewhat by a slight reduction in co-op FSI pricing. FSI cost of goods sold increased during the quarter ended June 30, 2005 versus the comparable period a year-ago on a cost-per-thousand (CPM) as a result of increases in paper cost, as well as a lower average page count per book which drives up media unit costs.

For the six months ended June 30, 2005, FSI revenue increased 2.5% to $266.1 million versus the comparable year-ago period. Valassis is maintaining market share and industry volume is up; however, lower pricing described above is offsetting some of this growth. Costs were up slightly on a CPM basis due to increases in the cost of paper. A reduction in the width of the FSI book, which will take effect in October 2005, will reduce FSI paper consumption by approximately 7%. Because of this, we have improved our guidance for our FSI cost of goods sold for 2005 to be flat to up by a low single-digit percentage, on a CPM basis.

We will increase our FSI market list circulation from 58.7 million to 59.7 million beginning October 2005. We believe this will result in a higher average circulation per order beginning in the fourth quarter of 2005. In addition, industry unit growth has been higher than anticipated. We now expect 2005 FSI revenue to be flat compared to 2004, versus the previous guidance of down by a percentage in the low single digits.

ROP

Revenues for ROP increased 1.5% to $27.3 million in the second quarter of 2005 versus the year-ago quarter. For the six months ended June 30, 2005, ROP revenues were $57.4 million, an increase of 18.1% over the same period in 2004 due to strong demand year over year from customers in the telecommunications industry. Operating profits also increased for both the three-month and six-month periods ended June 30, 2005.

Neighborhood Targeted (Cluster Targeted)

Our Neighborhood Targeted product revenues increased 28.0% in the quarter ended June 30, 2005 to $72.2 million versus the quarter ended June 30, 2004. For the six-months ended June 30, 2005, Neighborhood Targeted revenue increased to $146.5 million, or 34.2% over the year-ago period. Substantial growth in preprints was experienced from telecommunications and specialty retail customers. The gross margin in this segment continues to improve consistent with previous guidance.

Household Targeted (1 to 1)

The Household Targeted segment had revenues of $16.6 million in the quarter ended June 30, 2005, an increase of 3.1% over the quarter ended June 30, 2004. For the six-months ended June 30, 2005, revenues from this segment increased by 25.7% to $35.7 million versus the comparable year-ago period. The increase in revenues for this segment is due to the continued growing interest in frequent shopper-based data among consumer packaged goods companies. However, while the volume of direct mail pieces has increased significantly, revenue per piece is down, as a lower percentage of direct mail programs included a product sample in 2005 versus 2004, negatively affecting revenue growth. Revenue per piece with a product sample is approximately 50% higher than revenue per piece without a sample. Because of this trend, we have revised our revenue growth expectations for this segment to be up 15% to 20% instead of our original estimate of 20% to 25%. Valassis is also focused on realizing additional benefits from its PreVision business.

International & Services

This segment produced revenues of $25.9 million in the second quarter of 2005, an increase of 3.2% over the second quarter of 2004. The portion of the increase attributable to the impact of foreign currency rates is $0.3 million. For the six-months ended June 30, 2005, revenues increased 3.5% to $50.0 million, with $0.8 million of the increase due to foreign currency rates. A pull-back in spending by retailers and CPG companies in the UK and France has negatively affected our international revenue and profitability. We continue, however, to spend against new media products and services in key European markets and are encouraged by the customer interest in these new promotional vehicles.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs increased in the second quarter of 2005 to $34.8 million versus $32.8 million in the second quarter of 2004. For the six-months ended June 30, 2005, SG&A costs increased to $68.9 million from $63.4 million for the same period of 2004. The increases resulted from investments made in future growth opportunities, increases in performance-based incentive plans, and additional incremental costs resulting from the acquisition of Direct Marketing Services in September 2004.

Non-operating Items

Interest expense was $2.7 million in the second quarter of 2005, compared to $3.0 million in the second quarter of 2004 and $5.4 million for the six-months ended June 30, 2005, compared to $6.2 million for the same period of 2004. In June 2004, we repurchased $38.7 million of our Zero-Coupon Convertible Notes due 2021 lowering our debt balance. Additionally, the interest rate swaps completed in June 2004 resulted in an overall reduction in our borrowing rate.

Net Earnings

Net earnings were $25.5 million in the second quarter of 2005, a decrease of $1.3 million, or 4.9% from the second quarter of 2004. The decrease in earnings was due to a slight reduction in FSI pricing and increases in paper costs. Diluted earnings per share were $0.50 in the second quarter of 2005, compared to $0.51 in the second quarter of 2004.

Net earnings for the six-months ended June 30, 2005 were $53.8 million, an increase of $2.3 million, or 4.5%, from the same period in 2004. Although negatively affected by lower FSI pricing and increased paper costs, growth and improved profitability in other segments more than offset the FSI decline. Diluted earnings per share for the six- months ended June 30, 2005 was $1.05, compared to $0.98 for the first six months of 2004.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 47.9% of Valassis’ total revenue in the six months ended June 30, 2005. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any future profits in the related receivables.

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

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $80.1 million at June 30, 2005 versus $85.2 million at December 31, 2004. This decrease was the result of cash used in financing and investing activities of $37.3 million and $18.4 million offset by cash provided by operations of $52.6 million.

Cash flow used in financing activities for the quarter was $37.3 million comprised of stock repurchases of $54.4 million, partially offset by proceeds from option exercises. Cash used in the comparable period in 2004 was $46.4 million. The decrease in cash used is due mainly to the incremental proceeds from option exercises experienced in the first six months of 2005.

Net cash used in investing activities was $18.4 million, consisting of $15.7 million in capital expenditures and $6.4 million in assets purchased from the settlement of a property insurance claim related to the fire at our Corby, England facility, offset by cash proceeds from the sale of auction-rate securities. The increase in capital expenditures year over year is due to the purchase of a new operations facility and a new printing press. The remaining change in cash flows in investing activities is due to the timing of purchases and sales of auction-rate securities.

Cash flow from operating activities was $52.6 million during the six months ended June 30, 2005 compared to $9.7 million during the year-ago period. The prior year period included a significant use of cash due to increased accounts receivable to a more normalized level after unusually high collections at the end of 2003.

Cash and cash equivalents do not include investments in auction-rate securities of $99.7 million and $102.9 million at June 30, 2005 and December 31, 2004, respectively. Auction-rate securities are considered highly liquid due to the short duration of their reset periods.

Current and Long-term Debt

As of June 30, 2005, Valassis’ debt was $273.9 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6 5/8% Senior Notes due 2009, $14.1 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125.0 million with a variable rate of interest calculated on either a euro currency-based rate or a prime rate. During the quarter ended June 30, 2005, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at June 30, 2005. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

The holders of Valassis’ Zero Coupon Senior Convertible Notes due in 2021 (the 2021 Notes) may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash. Therefore, the $14.1 million outstanding balance of this debt has been classified as current as of June 30, 2005. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006, for cash.

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

As of June 30, 2005, Valassis had Board of Directors’ authorization to repurchase an additional 4.3 million shares of its common stock under its existing share repurchase program, and currently plans to use 75% of free cash flow from operations for this purpose.

Management believes Valassis will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of June 30, 2005, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $15.7 million (net of $6.4 million in assets purchased from the settlement of a property insurance claim related to a fire at our Corby, England facility) for the six months ended June 30, 2005. Management expects future capital expenditure requirements of approximately $20 - $25 million for each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2005. These statements are forward looking and actual results may differ materially.

Due to a strong first half, continued strength in the Neighborhood Targeted segment, an increase in co-op FSI circulation and reductions in FSI paper costs resulting from a decrease in the width of the FSI book, Valassis has increased its 2005 EPS guidance. Valassis expects earnings per share for 2005 to be between $1.96 and $2.08, based upon the following assumptions:

•	For the full year 2005, we expect revenue to be up by a mid-single digit percentage.

•	FSI revenues are expected to be flat due to industry unit growth and an increase in circulation offset by lower pricing on contracts negotiated in 2003 and 2004 that will affect co-op FSI business placed in 2005. Cost of goods sold on a CPM basis for the FSI is expected to be flat to up by a percentage in the low-single digits due to increases in paper cost.

•	ROP revenues and net operating profits are expected to be up at the high end of the range of 5% to 10% year over year.

•	Neighborhood Targeted (Cluster Targeted) revenues are expected to be up 10% to 15%.

•	Household Targeted (1 to 1) revenues are expected to be up 15% to 20%.

•	International & Services revenues are expected to be up by a percentage in the mid-single digits.

•	SG&A is expected to be up approximately 5%.

•	Free cash flow (after capital expenditures) is projected to be between $95 million to $101 million for the year.

•	Capital expenditures are expected to be approximately $25 million in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the U.S. Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of SFAS 123R “Share-based Payment.” Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC’s rule, SFAS 123R is now effective for annual, rather than interim, periods that begin after June 15, 2005. The standard requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Valassis will apply this Statement to all awards granted on or after January 1, 2006. Compensation cost will be recognized on and after January 1, 2006 for the unvested portion of outstanding awards based on the grant-date fair value of these awards previously calculated under SFAS 123 for pro-forma disclosures. We are evaluating the effect of the adoption of SFAS 123R, but believe it will be consistent with the application disclosed in our pro-forma disclosures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, “Significant Accounting Policies,” of our Annual Report on Form 10-K/A for the year ended December 31, 2004. Valassis does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

ROP

ROP revenue is recognized on the date that the advertisement runs in the newspaper. Some customers have contracts whereby Valassis earns a fee and the media costs are pass-through costs to the customer. In such cases, Valassis only recognizes the fee as revenue on the date the advertisement runs in the newspaper. Customer contracts can vary which may lead to material changes in revenue for this segment, while not affecting absolute gross margin dollars.

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

Stock-based Compensation – Valassis grants stock options to its employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. Valassis accounts for all options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and makes various estimates used in calculating the pro forma results as required by SFAS No. 123.

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

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for quarters ended June 30, 2005 or 2004. No cash flow hedges were re-designated or discontinued during such periods.

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

Interest Rates

Valassis has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the three months and six months ended June 30, 2005, there was no outstanding balance under this line of credit. As of June 30, 2005, as a consequence of entering into the interest rate swap agreements on $50.0 million notional value of debt, as discussed in Note 3, we pay interest on approximately 20% of our borrowings on a variable-rate basis.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended and six months ended June 30, 2005, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2005, Valassis had a commitment to purchase $6.2 million in Mexican pesos over the next 12 months.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

On November 9, 2004, Valassis received a letter dated November 8, 2004 from the Federal Trade Commission (FTC) informing us that the FTC is conducting a non-public investigation to determine whether Valassis may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act by soliciting an agreement with a competitor to fix prices and to allocate customers. As the FTC pointed out in their letter of November 8, 2004, neither the letter nor the existence of this investigation should be construed to indicate that a violation has occurred or is occurring. Valassis is fully cooperating with the FTC.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr. 1 through Apr. 30, 2005	637,515	$35.29	637,515	4,305,287
May 1 through May 31, 2005	15,860	$34.68	15,860	4,289,427
Jun. 1 through Jun. 30, 2005	38,802	$36.70	38,802	4,250,625

Total	692,177	$35.35	692,177	4,250,625

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company voted on the following items described in (b) through (e) below at its Annual Meeting of Stockholders held on May 10, 2005.

b.	The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected, were: Patrick F. Brennan, Kenneth V. Darish, Seth Goldstein, Barry P. Hoffman, Walter H. Ku, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. Votes were cast for election of directors as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
Patrick F. Brennan	42,844,529	1,346,403	0
Kenneth V. Darish	42,846,789	1,344,143	0
Seth Goldstein	42,846,522	1,344,410	0
Barry P. Hoffman	42,980,389	1,210,543	0
Walter H. Ku	28,042,645	16,148,287	0
Robert L. Recchia	42,174,733	2,016,199	0
Marcella A. Sampson	42,844,144	1,346,788	0
Alan F. Schultz	42,960,186	1,230,746	0
Faith Whittlesey	42,040,901	2,150,031	0

c.	The proposal to approve the Company’s 2005 Executive Restricted Stock Plan was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
33,593,198	7,200,564	45,422	0

d.	The proposal to approve the Company’s 2005 Employee and Director Restricted Stock Award Plan was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
33,743,531	7,054,050	41,603	0

e.	The proposal to ratify the selection of Deloitte and Touche LLP, as independent auditors of the Company for the 2005 fiscal year was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
41,371,142	2,792,637	27,153	0

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Form 8-K

(1)	The Company filed a report on Form 8-K dated May 13, 2005, announcing shareholder approval of the Company’s 2005 Executive Restricted Stock Plan and the Company’s 2005 Employee and Director Restricted Stock Award Plan.

(2)	The Company filed a report on Form 8-K, dated April 21, 2005, announcing its financial results for the quarter ended March 31, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.