Form 10-Q
period 2005-09-30
VALASSIS COMMUNICATIONS INC
filed 2005-11-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 4, 2005, there were 47,584,536 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

Assets	Sept. 30, 2005	Dec. 31, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$83,763	$85,214
Auction-rate securities	46,475	102,866
Accounts receivable (less allowance for doubtful accounts of $4,947 at September 30, 2005 and $4,755 at December 31, 2004)	280,711	264,924
Inventories:
Raw materials	16,190	13,318
Work in progress	16,653	14,298
Prepaid expenses and other	19,993	16,449
Deferred income taxes	1,625	1,641
Refundable income taxes	—	2,473

Total current assets	465,410	501,183

Property, plant and equipment, at cost:
Land and buildings	54,470	41,500
Machinery and equipment	137,277	127,737
Office furniture and equipment	58,743	54,916
Automobiles	471	738
Leasehold improvements	2,544	2,874

	253,505	227,765

Less accumulated depreciation and amortization	(143,668)	(134,276)

Net property, plant and equipment	109,837	93,489

Intangible assets:
Goodwill	173,135	173,367
Other intangibles	35,555	35,555

	208,690	208,922

Less accumulated amortization	(74,585)	(74,125)

Net intangible assets	134,105	134,797

Equity investments	438	283
Other assets	2,908	5,801
Deferred income taxes	2,418	2,412

Total assets	$715,116	$737,965

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

Liabilities and Stockholders’ Equity	Sept. 30, 2005	Dec. 31, 2004
	(unaudited)
Current liabilities:
Current portion of long-term debt	$14,155	$—
Accounts payable	226,227	231,824
Accrued interest	2,348	2,179
Accrued expenses	39,386	49,586
Progress billings	59,066	31,806
Income taxes payable	558	—

Total current liabilities	341,740	315,395

Long-term debt	259,887	273,703
Other non-current liabilities	8,266	8,361

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2005 and December 31, 2004
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,194,307 at September 30, 2005 and 63,125,207 at December 31, 2004; outstanding 48,249,224 at September 30, 2005 and 51,191,961 at December 31, 2004	632	631
Additional paid-in capital	39,587	26,211
Deferred compensation	(1,285)	(215)
Retained earnings	566,602	491,531
Accumulated other comprehensive income	1,601	3,785
Treasury stock, at cost (14,945,083 shares at September 30, 2005 and 11,933,246 shares at December 31, 2004)	(501,914)	(381,437)

Total stockholders’ equity	105,223	140,506

Total liabilities and stockholders’ equity	$715,116	$737,965

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues	$266,086	$247,647	$821,797	$741,771

Costs and expenses:
Cost of products sold	199,163	178,673	598,828	523,410
Selling, general and administrative	33,455	31,934	102,353	95,363

Total costs and expenses	232,618	210,607	701,181	618,773

Earnings from operations	33,468	37,040	120,616	122,998

Other expenses (income):
Interest expense	2,797	2,376	8,169	8,590
Other income, net	(2,176)	(242)	(3,997)	(1,262)

Total other expenses	621	2,134	4,172	7,328

Earnings before income taxes	32,847	34,906	116,444	115,670

Income taxes	11,542	12,467	41,373	41,772

Net earnings	$21,305	$22,439	$75,071	$73,898

Net earnings per common share, basic	$0.43	$0.43	$1.50	$1.42

Net earnings per common share, diluted	$0.42	$0.43	$1.47	$1.41

Shares used in computing net earnings per share, basic	49,407,630	51,747,123	50,047,237	51,943,550

Shares used in computing net earnings per share, diluted	50,431,716	52,035,705	50,902,479	52,328,437

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004
Cash flows from operating activities:
Net earnings	$75,071	$73,898
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,743	10,728
Amortization of bond discount	339	808
Provision for losses on accounts receivable	193	1,464
Loss on sale of property, plant and equipment	32	83
Gain on equity investments	(161)	(31)
Stock-based compensation charge	1,241	1,002
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	(15,980)	(23,655)
Inventories	(5,227)	(3,184)
Prepaid expenses and other	(3,807)	(288)
Other liabilities	(95)	279
Other assets	3,142	(165)
Accounts payable	(5,596)	13,875
Accrued expenses and interest	(9,664)	(1,308)
Income taxes	6,335	4,527
Progress billings	27,259	(8,207)

Total adjustments	9,754	(4,072)

Net cash provided by operating activities	84,825	69,826

Cash flows from investing activities:
Additions to property, plant and equipment	(22,001)	(10,334)
Replacement equipment reimbursed by insurance companies from damage claims	(6,268)	—
Proceeds from sale of property, plant and equipment	—	80
Investments in and advanced to affiliated companies	—	(5,250)
Purchases of auction-rate securities	(223,552)	(201,820)
Proceeds from sales of auction-rate securities	279,944	239,248
Other	495	—

Net cash provided by investing activities	28,618	21,924

Cash flows from financing activities:
Repurchase of long-term debt	—	(38,741)
Repurchase of common stock	(143,722)	(21,961)
Proceeds from the issuance of common stock	30,901	4,127

Net cash used in financing activities	(112,821)	(56,575)

Effect of exchange rate changes on cash	(2,073)	30
Net (decrease)/increase in cash	(1,451)	35,205
Cash at beginning of period	85,214	62,864

Cash at end of period	$83,763	$98,069

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,338	$6,883
Cash paid during the period for income taxes	$35,046	$37,228
Non-cash financing activities:
Stock issued under stock-based compensation plan	$2,416	$1,158

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

	Quarter Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net earnings, as reported	$21,305	$22,439	$75,071	$73,898

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	267	122	800	550

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,623)	(2,698)	(6,791)	(8,053)

Pro forma net earnings	$18,949	$19,863	$69,080	$66,395

Earnings per share:
Basic - as reported	$0.43	$0.43	$1.50	$1.42
Basic - pro forma	$0.38	$0.38	$1.38	$1.28

Diluted - as reported	$0.42	$0.43	$1.47	$1.41
Diluted - pro forma	$0.38	$0.38	$1.36	$1.27

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. Valassis typically purchases the Mexican peso under three- to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended and nine months ended September 30, 2005, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2005, Valassis had a commitment to purchase $4.8 million in Mexican pesos over the next 12 months.

As of September 30, 2005, our accumulated other comprehensive income was $1.6 million. The change in accumulated other comprehensive income for the quarter and nine months ended was a loss of $0.3 million and $2.2 million, respectively, primarily related to the strengthening U.S. dollar versus the euro. Foreign currency translation is the majority component of accumulated other comprehensive income. The remainder relates to cumulative gains from hedging contracts and unrealized gains on auction-rate securities.

In June 2004, we entered into two interest rate swap agreements with the objective of reducing interest costs. We swapped fixed rates under our 6-5/8% Senior Notes due 2009 (the 2009 Notes) for variable rates equal to three-month average LIBOR, plus the applicable margin of approximately 230 basis points, on $50.0 million notional value of debt. In September 2005, we cancelled interest rate swap agreements at no cost.

4. GOODWILL AND OTHER INTANGIBLES

Intangible assets as of September 30, 2005 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Sept. 30, 2005	Unamortized Balance at Sept. 30, 2005	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(1,780)	$1,675	5.4

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts (FSI)	65,401	(47,144)	18,257
Run of Press (ROP)	3,599	(2,260)	1,339
Neighborhood Targeted (Cluster Targeted)	4,195	(209)	3,986
Household Targeted (1 to 1)	86,376	(53,733)	32,643
International & Services	64,864	—	64,864
The Valassis name and other	32,100	(20,759)	11,341

Total non-amortizable intangible assets	256,535	(124,105)	132,430

Total	$259,990	$(125,885)	$134,105

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

6. LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Sept. 30, 2005	Dec. 31, 2004
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,887	99,861
Zero Coupon Senior Convertible Notes due 2021, net of discount	14,155	13,842
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$274,042	$273,703
Less current portion	14,155	—

	$259,887	$273,703

Valassis has an available revolving line of credit of $125.0 million. This line of credit agreement expires in November 2006.

The holders of the Zero Coupon Senior Convertible Notes due 2021 may require Valassis to purchase all or a portion of their Notes on June 6, 2006. Therefore, the $14.2 million outstanding balance of this debt has been classified as current as of September 30, 2005.

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

	Quarter Ended September 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted (Cluster Targeted)	Household Targeted (1 to 1)	International & Services	Total
2005
Revenues from external customers	$114.0	$29.8	$87.8	$12.6	$21.9	$266.1
Depreciation	$2.3	$—	$0.5	$—	$1.2	$4.0
Segment profit	$21.3	$2.2	$10.6	$(1.3)	$0.7	$33.5

2004
Revenues from external customers	$117.0	$21.6	$72.7	$14.6	$21.7	$247.6
Depreciation	$1.9	$—	$0.5	$0.2	$0.7	$3.3
Segment profit	$24.5	$0.6	$9.2	$0.7	$2.0	$37.0

	Nine Months Ended September 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted (Cluster Targeted)	Household Targeted (1 to 1)	International & Services	Total
2005
Revenues from external customers	$380.2	$87.2	$234.2	$48.3	$71.9	$821.8
Depreciation	$6.5	$—	$1.5	$0.2	$3.1	$11.3
Segment profit	$79.2	$6.8	$29.0	$0.4	$5.2	$120.6

2004
Revenues from external customers	$376.7	$70.2	$182.0	$42.9	$70.0	$741.8
Depreciation	$6.2	$—	$1.5	$0.6	$2.3	$10.6
Segment profit	$87.5	$3.6	$20.2	$1.1	$10.6	$123.0

Reconciliations to consolidated financial statement totals are as follows:

	Quarter Ended		Nine Months Ended
(in millions of U.S. dollars)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Profit for reportable segments	$33.5	$37.0	$120.6	$123.0
Unallocated amounts:
Interest expense	(2.8)	(2.4)	(8.2)	(8.6)
Other income	2.2	0.3	4.0	1.3

Earnings before income taxes	$32.9	$34.9	$116.4	$115.7

Domestic and foreign revenues were as follows:
	Quarter Ended		Nine Months Ended
(in millions of U.S. dollars)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
United States	$256.4	$235.9	$787.3	$703.2
Foreign	9.7	11.7	34.5	38.6

Earnings before income taxes	$266.1	$247.6	$821.8	$741.8

8. EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands of U.S. dollars, except per share data)	2005	2004	2005	2004
Net Earnings	$21,305	$22,439	$75,071	$73,898

Basic EPS:
Weighted average common shares outstanding	49,408	51,747	50,047	51,944

Earnings per common share - basic	$0.43	$0.43	$1.50	$1.42

Diluted EPS:
Weighted average common shares outstanding	49,408	51,747	50,047	51,944
Weighted average shares purchased on exercise of dilutive options	6,726	3,212	6,980	4,262
Shares purchased with proceeds of options	(5,754)	(2,988)	(6,177)	(3,943)
Shares contingently issuable	52	65	52	65

Shares applicable to diluted earnings	50,432	52,036	50,902	52,328

Earnings per common share - diluted	$0.42	$0.43	$1.47	$1.41

Unexercised employee stock options to purchase 355,452 shares and 205,600 shares, of Valassis’ common stock were not included in the computations of diluted EPS for the three months and nine months ended September 30, 2005, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

Overview

Valassis provides a wide range of marketing products and services to a variety of manufacturers, direct marketers, retailers, franchisees and other advertisers. The products and services provided by Valassis include: newspaper-delivered inserts, samples, polybags and on-page advertisements; direct-to-door promotions and sampling; direct mail promotions and sampling; Internet-delivered marketing; loyalty marketing software; coupon and promotion clearing; and promotion planning and analytic services. Valassis manages its operations through five operating segments: Free-standing Insert (FSI), Run of Press, Neighborhood Targeted, Household Targeted and International & Services.

Valassis achieved revenues of $266.1 million for the quarter ended September 30, 2005, up 7.4% from the third quarter of 2004. Strong demand for our diversified product portfolio and integrated marketing solutions continued. Valassis also noted that advertising and marketing dollars should continue to shift to the home-delivered promotional media we offer due to continued increases in television fragmentation, the rise of television commercial-blocking products, growth in commercial-free radio programming and iPod usage and greater participation in the National Do Not Call list. Valassis also anticipates that customers will continue to link marketing spending to revenue generation, leading marketers to choose promotional alternatives that provide measurable return on investment.

Regarding the company’s largest business segment, the FSI segment, Valassis noted that they began discerning an increase in co-op FSI pricing pressure as of the first week of October 2005 which, if it continues, will negatively affect 2006 and the anticipation of a year-on-year price recovery in 2007. A situation of even greater impact on 2006 pricing arose on October 1, 2005, when Procter & Gamble (P&G), the Company’s largest client, closed on its purchase of Gillette. Shortly thereafter, P&G requested that the Valassis contract be renegotiated to extend pricing similar to what Valassis’ competitor was providing to Gillette. This renegotiation was completed on October 17, 2005 and we have incorporated these changes in pricing to P&G in our 2006 guidance. Overall, we now anticipate 2006 FSI pricing to be down mid- to high-single digits versus 2005. See “Business Outlook” below.

Segment Results

FSI

In the quarter ended September 30, 2005, FSI revenues were down 2.6% to $114.0 million compared to the quarter ended September 30, 2004. Decreased revenues are attributable to a reduced amount of direct response content and one less publishing date in the third quarter of 2005 versus the same quarter of 2004. Industry unit growth was flat for the quarter as was co-op FSI pricing. FSI cost of goods sold increased slightly during the quarter ended September 30, 2005 versus the comparable period a year-ago on a cost-per-thousand (CPM) basis as a result of increases in paper cost.

For the nine months ended September 30, 2005, FSI revenue increased 0.9% to $380.2 million versus the comparable year-ago period. Valassis is maintaining market share and industry volume is up over 3%; however, lower pricing is offsetting most of this growth. Costs were up slightly on a CPM basis due to increases in the cost of paper. A reduction in the width of the FSI book, which took effect in October 2005, will reduce FSI paper consumption by approximately 7%. Because of this, we anticipate our FSI cost of goods sold for 2005 to be flat to up by a low single-digit percentage, on a CPM basis.

In October 2005, we increased our FSI market list circulation from 58.7 million to 59.7 million. In addition, industry unit growth has been higher than anticipated. We now expect 2005 FSI revenue to be flat compared to 2004, versus the previous guidance of down by a percentage in the low single digits.

ROP

Revenues for ROP increased 38.0% to $29.8 million in the third quarter of 2005 versus the year-ago quarter. For the nine months ended September 30, 2005, ROP revenues were $87.2 million, an increase of 24.2% over the same period in 2004 due to strong demand year over year from customers in the telecommunications industry and the acquisition of new customers in the retail and consumer packaged-goods industries. Operating profits also increased for both the three-month and nine-month periods ended September 30, 2005.

Neighborhood Targeted (Cluster Targeted)

Our Neighborhood Targeted product revenues increased 20.8% in the quarter ended September 30, 2005 to $87.8 million versus the quarter ended September 30, 2004. For the nine months ended September 30, 2005, Neighborhood Targeted revenue increased to $234.2 million, or 28.7% over the year-ago period. Substantial growth in preprints was experienced from telecommunications and specialty retail customers. We now expect revenue growth of approximately 20% in this business segment for the full year of 2005, with slightly improved gross margin.

Household Targeted (1 to 1)

The Household Targeted segment had revenues of $12.6 million in the quarter ended September 30, 2005, a decrease of 13.7% over the quarter ended September 30, 2004. For the nine-months ended September 30, 2005, revenues from this segment increased by 12.6% to $48.3 million versus the comparable year-ago period. The decline in revenues for this segment during the quarter is due to a decrease in the volume of direct mail pieces coupled with a decrease in revenue per piece, as a lower percentage of direct mail programs included a product sample in 2005 versus 2004. Revenue per piece with a product sample is approximately 50% higher than revenue per piece without a sample. Because of this trend, we have revised our revenue growth expectations for this segment to be flat for 2005.

International & Services

This segment produced revenues of $21.9 million in the third quarter of 2005, an increase of 0.9% over the third quarter of 2004. For the nine-months ended September 30, 2005, revenues increased 2.7% to $71.9 million, with 1.1% or $0.8 million of the increase due to foreign currency rates. A reduction in spending by retailers and consumer packaged goods (CPG) companies in the United Kingdom and France has negatively affected our international revenue and profitability. We continue, however, to spend against new media products and services in key European markets and are encouraged by the customer interest in these new promotional vehicles.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs increased in the third quarter of 2005 to $33.5 million versus $31.9 million in the third quarter of 2004. For the nine months ended September 30, 2005, SG&A costs increased to $102.4 million from $95.4 million for the same period of 2004. The increases resulted from investments made in future growth opportunities, increases in performance-based incentive plans, and incremental costs resulting from the acquisition of Direct Marketing Services in September 2004.

Non-operating Items

Interest expense was $2.8 million in the third quarter of 2005, compared to $2.4 million in the third quarter of 2004 and $8.2 million for the nine months ended September 30, 2005, compared to $8.6 million for the same period of 2004. In September 2005, we cancelled the interest rate swaps initiated in June 2004. As of September 2005, we pay interest on 100% of our borrowings on a fixed rate basis.

Net Earnings

Net earnings were $21.3 million in the third quarter of 2005, a decrease of $1.1 million, or 5.1% from the third quarter of 2004. The decrease in earnings was primarily due to increases in paper costs. Diluted earnings per share were $0.42 in the third quarter of 2005, compared to $0.43 in the third quarter of 2004.

Net earnings for the nine-months ended September 30, 2005 were $75.1 million, an increase of $1.2 million, or 1.6%, from the same period in 2004. Although negatively affected by lower FSI pricing and increased paper costs, growth and improved profitability in other segments more than offset the FSI decline. Diluted earnings per share for the nine-months ended September 30, 2005 was $1.47, compared to $1.41 for the first nine months of 2004.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 46.3% of Valassis’ total revenue in the nine months ended September 30, 2005. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any future profits in the related receivables.

The majority of the revenue generated by NCH Marketing Services (NCH), a 100% owned subsidiary of Valassis, is from its coupon clearing business. NCH invoices the face value of the coupon, a retailer handling fee (if applicable) as well as NCH’s processing fee. The face value and the retailer handling fee are ultimately remitted by NCH to retailers and their agents. NCH records a gross receivable and payable for the coupon face value as well as the retailer handling fees and recognizes revenue only on NCH processing fees.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $83.8 million at September 30, 2005 versus $85.2 million at December 31, 2004. This decrease was the result of cash used in financing activities of $112.8 million and foreign currency effects of $2.1 million, offset by cash provided by operations and investing activities of $84.8 million and $28.6 million, respectively.

Cash used in financing activities for the nine months ended September 30, 2005 was $112.8 million which comprised of stock repurchases of $143.7 million, partially offset by proceeds from option exercises. Cash used in the comparable period in 2004 was $56.6 million. The increase in cash used is due mainly to the additional stock repurchases occurring in the third quarter of 2005 under the enhanced share repurchase program.

Net cash provided by investing activities was $28.6 million, consisting of net cash proceeds of $56.3 million from the purchase and sale of auction rate securities off set by $22.0 million in capital expenditures and $6.3 million in assets purchased from the settlement of a property insurance claim related to the fire at our Corby, England facility. The increase in capital expenditures year over year is due to the purchase of a new operations facility and the timing of printing press purchases. The remaining change in cash flows from investing activities is due to the timing of the purchases and sales of auction-rate securities.

Cash flow from operating activities was $84.8 million during the nine months ended September 30, 2005 compared to $69.8 million during the year-ago period. The prior year period included a significant use of cash due to increased accounts receivable to a more normalized level after unusually high collections at the end of 2003.

Cash and cash equivalents do not include investments in auction-rate securities of $46.5 million and $102.9 million at September 30, 2005 and December 31, 2004, respectively. Auction-rate securities are considered highly liquid due to the short duration of their reset periods.

Current and Long-term Debt

As of September 30, 2005, Valassis’ debt was $274.0 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6-5/8% Senior Notes due 2009, $14.0 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125.0 million with a variable rate of interest calculated on either a euro currency-based rate or a prime rate. During the quarter ended September 30, 2005, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at September 30, 2005. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

The holders of Valassis’ Zero Coupon Senior Convertible Notes due in 2021 (the 2021 Notes) may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash. Therefore, the $14.2 million outstanding balance of this debt has been classified as current as of September 30, 2005. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes due in 2033 (the 2033 Notes) receive cash interest payments of 1-5/8% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and to repurchase common stock through our stock repurchase program.

In August 2005, the Board of Directors authorized an additional share repurchase program of up to 5.0 million shares. As of September 30, 2005, Valassis had Board of Directors authorization to repurchase an 7.0 million shares of its common stock under its existing share repurchase program, and currently plans to use up to $150 million of existing cash and auction-rate securities and up to 100% of future free cash flow from operations for this purpose.

Management believes Valassis will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of September 30, 2005, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $22.0 million (net of $6.3 million in assets purchased from the settlement of a property insurance claim related to a fire at our Corby, England facility) for the nine months ended September 30, 2005. Management expects future capital expenditure requirements of approximately $20 to $25 million for each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on expectations for 2005 as of the October 20, 2005 Third-Quarter earnings call. These statements are forward looking and actual results may differ materially.

Valassis expects earnings per share for 2005 to be between $1.96 and $2.08, based upon the following assumptions:

•	For the full year 2005, we expect revenue to be up by a mid-single digit percentage.

•	FSI revenues are expected to be flat.

•	ROP revenues and net operating profits are expected to be up at the high end of the range of 5% to 10% year over year.

•	Neighborhood Targeted (Cluster Targeted) revenues are expected to be up approximately 20%.

•	Household Targeted (1 to 1) revenues are expected to flat.

•	International & Services revenues are expected to be flat.

•	SG&A is expected to be up approximately 5%.

•	Free cash flow (after capital expenditures) is projected to be between $95 million to $101 million for the year.

•	Capital expenditures are expected to be approximately $25 million in 2005.

For the full-year 2006, the Company expects earnings per share (EPS) to be between $1.95 and $2.15 after the expensing of stock options in accordance with SFAS 123R. For comparison purposes, the 2006 EPS guidance range would be between $2.08 and $2.28 prior to the expensing of stock options. Capital expenditures will be approximately $20 million in 2006.

As of the first week of October 2005, Valassis began discerning an increase in co-op FSI pricing pressure which, if it continues, will negatively affect 2006 and the present anticipation of a year-on-year price recovery in 2007. A situation of even greater impact on 2006 pricing arose on October 1, 2005, when Procter & Gamble (P&G), the company’s largest client, closed on its purchase of Gillette. Shortly thereafter, P&G requested that the Valassis contract be renegotiated to extend pricing similar to what Valassis’ competitor was providing to Gillette. This renegotiation was completed on October 17, 2005 and we have incorporated these changes in pricing to P&G in our 2006 guidance. Overall, Valassis now anticipates 2006 pricing to be down mid- to high-single digits versus 2005.

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

Household Targeted (1 to 1)

Revenue for direct mail products is recognized when the product is accepted by the United States Postal Service mail stream. Revenue from software products is recognized upon installation and over the life of the related contract and revenue from services is recognized on a percent-complete method.

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

For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statement of income on the same line as the hedged item. In addition, both changes in the fair value excluded from our effectiveness assessments and the ineffective portion of changes in the fair value are recorded in the consolidated statement of income as other income or expense.

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for quarters ended September 30, 2005 or 2004. No cash flow hedges were re-designated or discontinued during such periods.

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

Interest Rates

Valassis has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Eurocurrency-based rate or a prime rate. During the three months and nine months ended September 30, 2005, there was no outstanding balance under this line of credit. As of September 30, 2005, we pay interest on 100% of our borrowings on a fixed-rate basis.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended and nine months ended September 30, 2005, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2005, Valassis had a commitment to purchase $4.8 million in Mexican pesos over the next 12 months.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2005	262,800	$39.25	262,800	3,987,825
Aug. 1 through Aug. 31, 2005	1,059,100	$39.96	1,059,100	7,928,725
Sept. 1 through Sept. 30, 2005	935,600	$39.24	935,600	6,993,125

Total	2,257,500	$39.58	2,257,500	6,993,125

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1      Section 302 Certification from Alan F. Schultz

31.2      Section 302 Certification from Robert L. Recchia

32.1      Section 906 Certification from Alan F. Schultz

32.2      Section 906 Certification from Robert L. Recchia

Form 8-K

(1)	The Company filed a report on Form 8-K dated July 21, 2005 announcing its financial results for the quarter and nine months ended September 30, 2005.

(2)	The Company filed a report on Form 8-K dated August 25, 2005 announcing that its Board of Directors had approved an additional share repurchase program of up to 5.0 million shares of its common stock.

(3) Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2005

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.