Form 10-K
period 2005-12-31
VALASSIS COMMUNICATIONS INC
filed 2006-03-14
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes   ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule12b-2 of the Exchange Act. (Check One):

    Large Accelerated Filer   ☒             Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 1, 2006, there were 47,652,881 shares of the Registrant’s Common Stock outstanding. As of June 30, 2005, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was $1,054,000,000.

The applicable portions of Valassis’ Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on or about May 9, 2006 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1. Business

The Company

Valassis provides a wide range of marketing products and services to a variety of premier manufacturers, direct marketers, retailers, franchisees and other advertisers. We provide these products and services at the market, neighborhood and household targeted levels and can combine all three levels of targeting into a single campaign. Valassis uses the term “integrated solution” to describe the use of three or more of our products/services together in a single promotional campaign. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our customers.

Valassis provides the following products and services to our customers:

Market Delivered Products – products that reach a large area at a low cost:

•	Cooperative Free-standing Inserts (FSI) – four-color promotional booklets containing the coupons of multiple advertisers (cooperative) that are distributed to approximately 60 million households through weekend newspapers with additional distribution available to rural or Hispanic markets; and

•	Run of Press (ROP) – brokering of advertising printed directly on pages of newspapers.

Neighborhood Targeted Products (formerly named Cluster Targeted Products) – products that are targeted based on geographic and demographic targeting characteristics:

•	Preprinted Inserts – specialized print promotion programs in a variety of formats for single advertisers;

•	Newspaper-delivered Product Sampling – customer product samples inserted into newspapers or placed in a polybag with the newspapers;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample; and

•	Door Hangers – product samples and advertisements delivered directly to the consumer’s front door.

Household Targeted Products (formerly named 1 to 1 Products) – products and services that target individuals:

•	Direct Mail Advertising/Sampling – targeted direct-mail programs often based on frequent shopper data that may also include customer product samples;

•	Software and Analytics – proprietary software solutions that manage and analyze frequent shopper data; and

•	Internet-delivered promotions.

International & Services:

•	Coupon clearing, promotion information management products and marketing services with operations in the United States, Canada, Mexico and Europe; and

•	Promotion security and consulting services.

Market Delivered Products

Cooperative Free-standing Inserts

Cooperative free-standing inserts (FSIs) are four-color promotional booklets containing promotions from multiple customers, printed by us at our own facilities and distributed through weekend newspapers. In 2005, we inserted our traditional cooperative FSIs in approximately 550 newspapers with a combined average newspaper circulation of approximately 60 million on 41 publishing dates. Valassis also produces customized FSIs (custom co-ops) featuring multiple brands of a single customer.

Additionally, Valassis produces specialty FSIs including the Extended Reach insert for smaller rural communities which reaches 4.1 million households in the U.S., and the Hispanic FSI which reaches 4.0 million households in Spanish-language newspapers.

The majority of cooperative FSI business is conducted under long-term contracts. Under these contracts, customers typically guarantee Valassis a percentage of their cooperative FSI pages at agreed upon pricing covering a specified amount of time. The FSI offers product category exclusivity for its customers so that competing products in the same product category will not be printed in the same FSI book. If a category is not available on the date requested, the customer has the option to use our competitor’s FSI or select another date from Valassis to include their promotion. Due to this environment, many customers reserve their space well in advance of the actual promotion date.

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

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discounted price, primarily to direct response marketers, who are placed on a waiting list for space that may become available. We select direct mail marketers as remnant space customers on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Direct response customers are subject to being “bumped” in favor of a regular price customer in need of space at the last minute. Remnant space represents approximately 20% of the FSI pages and the revenue is included in total cooperative FSI sales for financial reporting purposes.

The cost components of the FSI are media insertion, paper and manufacturing/distribution costs, which represented approximately 42%, 33% and 25% of the total cost, respectively, for the year ended December 31, 2005.

Total cooperative FSI sales during the year ended December 31, 2005 were $504.5 million, or 44.6% of our total revenue. The top 10 free-standing insert customers accounted for approximately 45% of FSI sales during the year ended December 31, 2005, and one customer accounted for more than 10% of FSI sales for the same period.

Run of Press (ROP)

Valassis offers its customers the ability to run their promotional advertising directly on the pages of newspapers by brokering advertising space. We offer our customers the flexibility to run promotional advertising in any number of the available newspapers in our network of over 13,000 newspapers. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our customers.

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

Total ROP sales during the year ended December 31, 2005, were $122.5 million, or 10.8% of our total revenue. The top 10 ROP customers accounted for 94% of the ROP sales for the year ended December 31, 2005 and one ROP customer accounted for approximately 79% of ROP sales.

Neighborhood Targeted Products

Preprinted Inserts

Valassis provides customers with print and media placement of specialty print promotion products in customized formats such as die-cuts, posters and calendars, as well as traditional free-standing solo insert formats. Because these promotions feature only one customer, the customer has the ability to create a completely individualized promotion. This allows customers the flexibility to run promotions any day of the week in newspaper throughout the United States and to efficiently target these promotions using more than 122,000 newspaper zones. We specialize in producing full-service promotions for a wide range of customers allowing orders to be placed on a national, regional, or local basis.

Polybag Advertising and Sampling

Valassis offers newspaper-delivered or direct-to-door sampling products that give manufacturers the ability to reach up to 65 million households in one weekend. Samples can either be machine-inserted into newspapers (Newspac® ), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch® ). In addition, Brand Bag™ and Brand Bag+™ offer marketers the opportunity to deliver an impactful advertising message on a newspaper polybag without including a sample. The bags feature the customer’s advertising with the option of a weather-resistant tear-off coupon.

Neighborhood Targeted products generated revenue of $339.0 million during the year ended December 31, 2005, or 30.0% of our total revenue. The top 10 customers accounted for approximately 50% of Neighborhood Targeted sales during the year ended December 31, 2005, and one customer accounted for just over 10% of Neighborhood Targeted sales during the same period.

Household Targeted Products

Direct Mail

Valassis produces direct-mail programs based on multiple data sources, including frequent shopper card data. These programs may utilize Valassis’ internal variable image print capability, Valassis Relationship Marketing Systems’ software analytics and purchase history data from over 50 million households.

Software and Analytics

Valassis provides proprietary software solutions for customers to manage and analyze frequent shopper data. Over 45 retail customers license our software products.

Household Targeted revenue during the year ended December 31, 2005, totaled $63.2 million, or 5.6% of our total revenue. The top 10 customers accounted for approximately 52% of Household Targeted revenue in 2005, with one customer accounting for more than 10% of Household Targeted revenue during the same period.

International & Services

NCH Marketing Services, Inc. (NCH)

NCH is a provider of promotion information management products, marketing services and coupon clearing in the United States and Europe and has production facilities in Mexico. Services include retailer coupon clearing, manufacturer redemption, electronic discount settlement and promotion analysis. During 2005, approximately 45% of NCH revenues were from Europe.

Valassis Canada

This 100% owned subsidiary provides promotional products and services in Canada, such as free-standing inserts reaching over 5 million Canadian households, as well as other promotion products and services.

Promotion Watch, Inc.

Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps customers with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.

International & Services generated revenue of $101.8 million in 2005, or 9.0% of our total revenue. The top 10 customers accounted for approximately 19% of International & Services sales in 2005. No single customer accounted for more than 10% of this segment’s revenue.

Competition

Market Delivered Products

Our cooperative FSI competes principally with News America Marketing FSI, a company owned by The News Corporation. We compete for business primarily on the basis of the following:

•	price;

•	category availability;

•	targeting ability;

•	ability to integrate with other products;

•	program development consulting;

•	customer service and sales relationships; and

•	lead times.

In the past, new competitors have tried to establish themselves in the FSI market with the result of an increase in the number of FSI programs, which resulted in periods of intense price competition and higher costs due to a decrease in pages per FSI program. However, we believe that currently there are substantial barriers to entry for a new competitor to enter the FSI market due to what we believe are the monopolistic and anti-competitive practices of News America Marketing FSI and News America Marketing In-Store Services. Specifically, we believe News America Marketing FSI illegally ties its FSI sales to products in the in-store promotions market, a market that we believe News America Marketing In-Store Services has effectively monopolized.

Our principal competitor in the cooperative FSI market, News America Marketing FSI, continued to compete aggressively for FSI business. As a consequence, prices were down slightly in 2005, in comparison to 2004, although we were able to gain some market share and the industry grew by a percentage in the mid-single digits. The combination of these factors resulted in a slight increase in revenues and declining profitability for our FSI business. During the fourth quarter of 2005, we renegotiated a contract with a major client to extend pricing similar to what had been provided by our competitor. This pricing will take effect in 2006 and we anticipate pricing to be down in 2006 compared to 2005. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do.

It is possible that alternative media or changes in promotional strategies could make our products less attractive to our customers and could cause a loss of demand for our services and products.

Our Market Delivered products also compete with several newspaper network groups in the run-of-press market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and people in order to compete in today’s environment. An increase in the number of run-of-press competitors could result in a loss of market share.

Neighborhood Targeted Products

Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during the periods when they have overcapacity. In addition, we compete with Sunflower Marketing for polybag advertising and sampling. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons, it could have a material negative effect on our revenue and profit margins.

Household Targeted Products

Our Household Targeted segment competes against full-service direct mail providers, commercial letter shops and direct/loyalty marketing agencies. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenue and profit margins.

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

Customers

One customer, Proctor & Gamble, accounted for slightly more than 10% of our consolidated revenues during the year ended December 31, 2005 and no single customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2004 and 2003.

Employees

As of December 31, 2005, we had approximately 3,600 full-time employees worldwide. Approximately 1,600 are employed in the United States. None of our United States employees are represented by labor unions; however, some of our foreign employees are represented by labor unions. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Segment Reporting

For segment financial information for the years 2005, 2004 and 2003, see the table titled “Results of Operations” presented under “Management’s Discussion & Analysis of Financial Condition & Results of Operations” and in Note 12 of the “Notes to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”

Availability of Filings

Valassis makes all of its reports filed under the Securities Exchange Act of 1934 available, free of charge, on its Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission.

During 2005, Valassis’ Chief Executive Officer (CEO) provided to the New York Stock Exchange the annual CEO certification regarding Valassis’ compliance with the New York Stock Exchange corporate governance listing standards.

Item 1A. Risk Factors

A wide range of factors could materially affect the Valassis’ future developments and performance, particularly the statements made in the “Business Outlook” section. Factors affecting our operations and future financial performance include the following:

Risk Factors Relating to our Business

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects

Our Market Delivered products compete in the cooperative FSI business principally with News America Marketing FSI, a company owned by The News Corporation. We compete for business primarily on the basis of the following:

•	price;

•	category availability;

•	targeting ability;

•	ability to integrate with other products;

•	program development consulting

•	customer services and sales relationships; and

•	lead times.

In the past, new competitors have tried to establish themselves in the FSI market with the result of an increase in the number of FSI programs, which resulted in periods of intense price competition and higher costs due to a decrease in pages per FSI program. However, we believe that currently there are substantial barriers to entry for a new competitor to enter the FSI market due to what we believe are the monopolistic and anti-competitive practices of News America Marketing FSI and News America Marketing In-Store Services. Specifically, we believe News America Marketing FSI illegally ties its FSI sales to products in the in-store promotions market, a market that we believe News America Marketing In-Store Services has effectively monopolized.

Our principal competitor in the cooperative FSI market, News America Marketing FSI, has been competing aggressively for FSI business. As a consequence, prices trended downward in 2004, offset by a modest increase in market share compared to 2003, and industry growth by a percentage in the mid-single digits. The combination of these factors has resulted in a slight increase in revenues and declining profitability for our FSI business. During the fourth quarter of 2005, we renegotiated a contract with a major client to extend pricing similar to what had been provided by our competitor. This new pricing will take effect in 2006 and we anticipate pricing to be down in 2006 compared to 2005. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do.

It is possible that alternative media or changes in promotional strategies could make our products less attractive to our customers and could cause a loss of demand for our services and products.

Our Market Delivered products also compete with several newspaper network groups in the ROP market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and people in order to compete in today’s environment. An increase in the number of ROP competitors could result in a loss of market share.

Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during periods when they have overcapacity. In addition, we compete with Sunflower Marketing for polybag advertising and sampling. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons it could materially negatively effect our revenue and profit margins.

Significant increases in the cost of paper (which we cannot control) could adversely affect our financial health

Our paper prices have historically experienced significant fluctuations. We have a limited ability to protect ourselves from these fluctuations or to pass increased costs along to our customers. Significant increases in the cost of paper could have a material adverse effect on our financial performance. To protect Valassis against the risk of price fluctuations, a significant portion of our paper requirements is purchased from three paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any calendar year) of Valassis’ cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2006, approximately 90% of our FSI paper requirements were purchased pursuant to certain long-term paper contracts which limit our exposure with respect to the price of paper during the term of those contracts. However, when such contracts expire we may not be able to replace such contracts with favorable terms or at all.

Significant increases in our media rates could adversely affect our financial performance and prevent us from fulfilling our obligations under these notes

Currently, the largest cost component of our business is our media cost, the payments that we make to newspapers for insertion of promotional materials. At this time, we have certain long-term contracts with newspapers providing for these services. When these newspaper contracts expire, we may not be able to replace such contracts with favorable terms or at all. Consequently, an increase in media costs could adversely affect our profitability.

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

We rely on a single customer for a significant portion of our revenues.

Many of our customers, particularly in our Market Delivered Products business segment are packaged goods manufacturers. Our largest customer, Proctor & Gamble, “P&G” accounted for slightly more than 10% of our consolidated revenues for the year ended December 31, 2005. In October 2005, P&G closed on its purchase of Gillette. Shortly thereafter, P&G requested that its contract with us be renegotiated to extend pricing similar to what our competitor was providing to Gillette which negatively affected the pricing we expected to have before such renegotiation took place. The loss of all or even a portion of the business attributed to this customer or any further negative pricing adjustment to our contract with P&G would have a material adverse impact on our company.

These risk factors that may affect future performance and the accuracy of forward-looking statements is illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Los Angeles (Costa Mesa); Chicago (Deerfield); Dallas; Boston (Lincoln); Connecticut (Shelton); Cincinnati; Toronto (Mississauga), Canada; Hamburg, Germany and Paris (Boulogne-Billancourt), France.

Below is a listing of our manufacturing and production facilities. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of a contract printer:

Location	Type	Owned/ Leased	Square Footage	Primary Segment
Livonia, MI USA	Printing/Warehouse	Owned	225,000	Neighborhood Targeted/Household Targeted
Livonia, MI USA	Production	Owned	55,000	FSI/Neighborhood Targeted/ROP
Durham, NC USA	Printing	Owned	188,000	FSI
Wichita, KS USA	Printing	Owned	138,000	FSI
Mexicali, Mexico	Production	Leased	125,000	Neighborhood Targeted
Calexico, CA USA	Production	Leased	55,026	Neighborhood Targeted
Nuevo Laredo, Mexico	Production	Owned	83,595	International & Services
Juarez, Mexico	Production	Owned	70,199	International & Services
Delicias, Mexico	Production	Owned	83,595	International & Services
Corby, England	Production/Office	Owned	82,000	International & Services
El Paso, TX USA	Production	Leased	11,000	International & Services
Milan, Italy	Production	Leased	15,070	International & Services
Aranjuez, Spain	Production	Leased	15,000	International & Services

Item 3. Legal Proceedings

On January 18, 2006, Valassis filed a lawsuit in Michigan Federal Court against News America Incorporated, a/k/a News America Marketing Group, News America Marketing FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively, “News”). The complaint alleges the violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Specifically, the complaint alleges that News has tied the purchase of its in-store promotion and advertising services to the purchase of space in its FSI and that News has attempted to monopolize the FSI market. The complaint alleges damages in excess of $1.5 billion, injunctive relief and costs for violation of the Sherman Act. Since the case was recently filed, there has been no scheduling or other activity to date.

On November 9, 2004, Valassis received a letter dated November 8, 2004 from the Federal Trade Commission (FTC) informing us that the FTC was conducting a non-public investigation to determine whether Valassis may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act by soliciting an agreement with a competitor to fix prices and to allocate customers.

We settled this matter by entering into a consent agreement with the FTC which approval by the FTC was announced on March 14, 2006, subject to a 30-day public comment period, after which the FTC will decide whether to finalize the consent agreement. The consent agreement prohibits us from communicating certain statements about its competitive intentions (and standard prohibitions related to allocating markets and fixing prices).

Under the terms of the settlement, we did not admit any wrongdoing and are not required to pay any fines or penalties. The allegations were limited to the remarks made on our second quarter earnings conference call held on July 22, 2004 and there were no allegations regarding any conduct or effect beyond the remarks themselves. The settlement, upon finalization, relieves us of the substantial expense, time and resources of continuing this proceeding.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Valassis’ common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of Valassis’ common stock at December 31, 2005 was 201.

High and low stock prices during the twelve months ended December 31, 2005 and 2004 were:

	2005		2004
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$38.08	$32.95	$32.21	$28.90
June 30	$37.48	$33.74	$32.13	$28.88
Sept. 30	$40.80	$36.29	$30.63	$27.48
Dec. 31	$39.91	$28.72	$35.91	$29.16

Currently, Valassis has no plans to pay cash dividends. In addition, should Valassis change its dividend policy, the payment of future dividends would be dependent on future earnings, capital requirements and other alternate uses of cash.

The following table provides information about Valassis’ purchases of equity securities that are registered by Valassis pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 through Oct. 31	764,000	$33.13	764,000	6,229,125
Nov. 1 through Nov. 30	—	—	—	—
Dec. 1 through Dec. 31	—	—	—	—

Total	764,000	$33.13	764,000	6,229,125

These shares have been repurchased under a 5 million share repurchase program authorized by the Board of Directors of Valassis on December 7, 2004. Previously announced repurchase programs of 5 million shares each, authorized in 1996, 1998, 2000 and 2001, respectively, have been exhausted. On August 25, 2005, the Board authorized an additional open market share repurchase program for up to 5 million shares. In 2005, Valassis repurchased a total of 4.6 million shares of its common stock at an average price of $36.87 per share.

Item 6. Selected Financial Data

(in thousands of U.S. dollars, except per share data and ratios)

	YEAR ENDED
	Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001
Revenues	$1,131,043		$1,044,069		$916,520		$852,296		$847,455
Net earnings	95,396	(1)	100,747	(2)	103,708	(3)	95,254	(4)	117,859	(5)
Total assets	697,683		737,965		692,754		386,079		363,025
Long-term debt, less current portion	259,896		273,703		259,819		257,280		252,383
Net earnings per share, basic	1.93		1.95		1.99		1.79		2.20
Net earnings per share, diluted	1.90		1.93		1.98		1.77		2.17
Ratio of earnings to fixed charges (6)	11.95	x	12.23	x	11.44	x	10.81	x	10.74	x

(1)	Includes a $4.5 million restructuring charge, net of tax, related to headcount reductions and associated costs resulting from the integration of the components of our Household Targeted business segment, right-sizing of coupon-clearing operations in Europe and other efficiency-related headcount reductions.
(2)	Includes a $4.1 million gain, net of tax, due to the settlement of a property insurance claim related to a fire at our Corby, England facility, and a $2.3 million write-off, net of tax, of a cost-basis Internet investment.
(3)	Includes a $2.5 million refinance charge, net of tax, incurred in May 2003 related to the partial buy-back of the convertible debt issued in 2001.
(4)	Includes a $35.3 million impairment charge, net of tax, related to goodwill and investments of VRMS, PreVision and a cost-basis Internet investment.
(5)	Includes a $3.8 million impairment charge, net of tax, related to an investment in Save.com.
(6)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

This information should be read in conjunction with the Consolidated Financial Statements of Valassis and the notes thereto appearing elsewhere in this report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook” and elsewhere in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. For a discussion of certain of these risks, uncertainties and other factors, see “Item 1A - Risk Factors.” There can be no assurances, however, that our expectations will necessarily come to pass. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Valassis reported record revenues of $1,131.0 million for 2005, up 8.3% over 2004. Valassis’ results for 2005 reflect revenue growth in all of our business segments, with our second largest segment, Neighborhood Targeted, experiencing over 23% revenue growth year over year.

The cooperative FSI industry experienced mid-single digit unit (page) growth in 2005. While industry page growth was positive and our FSI market share increased, overall FSI pricing declined slightly in 2005, in comparison to 2004. This decline in FSI pricing had a negative impact on profits in the FSI segment. Management anticipates 2006 FSI pricing to be down by a percentage in the mid- to high-single digits versus 2005 as the result of an aggressive competitive environment and the renegotiation of a contract with a major client. Due to the multi-year nature of FSI customer contracts, the economic impact of the competitive pricing environment will continue into future periods even if pricing improves for new contracts.

During 2005, we continued our strategy to grow our customer base. For the years ended December 31, 2005 and December 31, 2004, the composition of our revenue is as follows:

	YEAR ENDED
	Dec. 31, 2005	Dec. 31, 2004
Consumer packaged goods manufacturers	43%	48%
Telecommunications	16%	11%
Specialty retailers	15%	11%
Food service	9%	9%
Direct response marketers	6%	8%
Consumer services	6%	5%
Grocery drug and mass retailers	2%	6%
Other types of customers	1%	2%

We also continue to focus on diversifying our product portfolio, broadening our product and services offerings to our customers, while positioning ourselves to benefit from the many macro trends we are observing in the marketplace. We anticipate that customers will continue to link marketing spending to revenue generation, leading marketers to choose promotional alternatives that provide measurable return on investment. We also expect marketing dollars to shift to home-delivered promotional media due to increases in television fragmentation, the rise of television commercial blocking products, growth in commercial-free radio programming and greater participation in the National Do Not Call list. These trends should continue to have a positive impact on our business, increasing the marketing dollars our customers will allocate to the home-delivered promotional products we offer.

While we believe there continues to be growth opportunities in the U.S, we are also expanding our geographic reach by testing new media products in Europe. In 2005, we continued to expand our new media products in Germany and Spain, while continuing to test in Italy. During 2006, we will continue testing new media products and services in various international locations.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items from continuing operations and the percentages that such items bear to revenues:

	YEAR ENDED
	Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues
Market Delivered products:
Free-standing Inserts	$504.5	44.6%	$493.8	47.3%	$490.6	53.5%
Run of Press	122.5	10.8	114.2	10.9	55.2	6.0
Neighborhood Targeted products	339.0	30.0	275.2	26.4	250.7	27.4
Household Targeted products	63.2	5.6	61.8	5.9	38.8	4.2
International & Services	101.8	9.0	99.1	9.5	81.2	8.9

Revenues	1,131.0	100.0	1,044.1	100.0	916.5	100.0
Cost of sales	836.3	73.9	748.1	71.7	619.9	67.7

Gross profit	294.7	26.1	296.0	28.3	296.6	32.3
Selling, general and administrative expenses	142.7	12.6	133.1	12.8	120.3	13.1
Amortization of intangible assets	0.6	0.1	0.3	—	0.2	—
Goodwill and investment impairment charges	—	—	3.5	0.3	—	—

Earnings from operations	151.4	13.4	159.1	15.2	176.1	19.2

Other expenses and income
Interest expense	10.9	1.0	11.4	1.1	13.1	1.4
Refinancing charge	—	—	—	—	3.9	0.4
Other income	(5.7)	(0.5)	(9.1)	(0.9)	(3.7)	(0.4)

Total other expenses and income	5.2	0.5	2.3	0.2	13.3	1.4

Earnings before income taxes	146.2	12.9	156.8	15.0	162.8	17.8
Income taxes	50.8	4.5	56.1	5.4	59.1	6.5

Net earnings	$95.4	8.4%	$100.7	9.6%	$103.7	11.3%

Revenues

Valassis achieved record revenues of $1,131.0 million in 2005, exceeding 2004 revenue by $86.9 million, or 8.3%. Valassis experienced growth in all segments, with substantial growth in the Neighborhood Targeted and ROP segments. Revenue for the FSI segment grew 2.2% and continues to be negatively impacted by an intense competitive pricing environment.

2004 revenues were up $127.6 million, or 13.9%, over 2003 revenues. The acquisition of NCH in February 2003 accounted for approximately $71.0 million in revenue in 2003. Without this acquisition, revenues would have declined by less than 1%. Revenue growth includes $9.0 million from the inclusion of a full year of results for NCH versus 10 1/2 months in 2003 and $6.0 million due to the purchase of Direct Marketing Services in September of 2004.

Operating Costs

Cost of sales was $836.3 million in 2005 compared to $748.1 million in 2004 and $619.9 million in 2003, increasing as a percentage of revenue each year. Gross margin in 2005 was 26.1% versus 28.3% in 2004 and 32.3% in 2003. The decrease in gross margin percentage from 2005 compared to 2004 and from 2004 compared to 2003 was primarily the result of competitive pricing issues in the FSI segment. FSI unit costs were nearly flat as the result of mid-single digit increases in paper costs offset by decreases in media insertion rates. Additionally, the gross margin percentage was negatively impacted by a change in mix resulting in a larger percentage of sales from lower margin products.

Selling, general and administrative costs increased in 2005 to $142.6 million versus $133.1 million in 2004. This increase is primarily the result of $6.9 million in restructuring charges recorded in the fourth quarter of 2005 related to the full integration of the components of our Household Targeted business segment, which resulted in the elimination of PreVision as a stand-alone entity, right-sizing of coupon-clearing operations primarily in Europe and other efficiency-related headcount reductions. The remaining increase was due to increases in performance-based incentive plans and investments being made in future growth opportunities.

Non-operating Items

Interest expense was $10.9 million in 2005, compared to $11.4 million in 2004 and $13.1 million in 2003. The refinancing of our long-term debt in May 2003 resulted in an overall reduction in our borrowing rate. In addition, Valassis entered into two interest rate swaps in 2004, which also lowered interest expense. These swaps were unwound in September 2005 at no cost, with a net result of $900,000 in interest expense savings since inception in June of 2004.

Included in other income for 2004 is a $6.5 million gain due to the settlement of a property claim related to a fire at the Corby, England facility.

Valassis incurred refinancing charges of $3.9 million in 2003 related to the partial buyback of convertible debt issued in 2001.

Net Earnings

Net earnings were $95.4 million in 2005, a decrease of $5.3 million, or 5.3% over 2004. Reported results for 2005 include after-tax restructuring charges of $4.5 million. Reported results for 2004 included after-tax other income of $4.1 million, due to a property insurance claim settlement related to the Corby, England building fire and a $2.3 million, after tax, write-off of a cost-basis Internet investment. Without the effect of these charges, earnings would have shown an increase of 1.0% in 2005, despite the negative effects of the intense competitive pricing pressure in the FSI segment.

Diluted earnings per share were $1.90 in 2005, including the negative per-share effect of restructuring charges of $0.09, compared to $1.93 (including the per-share increase due to the property claim gain of $0.08 and the per-share effect of the investment write-off of $0.04) in 2004, and $1.98 (including the per-share impact of refinancing and impairment charges of $0.05) in 2003.

Segment Results

FSI

In 2005, FSI revenue increased 2.2% to $504.5 million compared to 2004. The increase in revenue was primarily the result of an increase in units (pages) due to industry growth and a gain in market share, offset by a slight reduction in co-op FSI pricing. The cooperative FSI industry continued to show unit growth with industry pages increasing by a percentage in the mid-single digits in 2005. FSI unit costs were up slightly as a result of mid-single digit percentage increases in paper costs.

FSI revenues in 2004 were also impacted by downward pricing pressure as well as a loss in market share, resulting in a revenue increase of less than 1% compared to 2003.

Paper represents approximately 33% of the cost of sales for our FSI business. Valassis purchases a combination of coated and uncoated paper. To protect Valassis against the risk of price fluctuations, a significant portion of our paper requirements is purchased from three paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any calendar year) of Valassis’ cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2006, approximately 90% of our FSI paper requirements were under long-term contract. The remainder of our paper requirement is bought pursuant to contracts that are typically three to six months in duration or on a spot basis.

ROP

Revenue for ROP increased 7.3% in 2005 to $122.5 million from $114.2 million in 2004, due to acquisition of new retail and CPG customers. The gross margin in this segment also improved and operating profits grew in excess of 15% for 2005. Revenue growth continues to be driven by telecommunications advertising which represented approximately 84% of our ROP business in 2005.

Run of press revenue was up $59 million, or 106.9%, in 2004 to $114.2 million versus 2003. Changes in terms of certain contracts away from transaction-fee based business (net revenue) to gross revenue business accounted for $48.6 million of this increase. The remaining $10.4 million increase was due to incremental business, most notably in the telecommunications customer sector.

Neighborhood Targeted

Our Neighborhood Targeted revenue increased 23.2% in 2005 to $339.0 million versus $275.2 million in 2004. The major driver of this growth was increased demand for printing and placement of solo inserts from the retail, food service, telecommunications and manufacturer customer verticals.

In 2004 Neighborhood Targeted revenue was $275.2 million, a 9.8% increase over $250.7 million in 2003. The major drivers of this growth were increased demand for solo inserts and polybag advertising programs and a continued rebound in customer product sampling.

Household Targeted

The Household Targeted segment had revenue of $63.2 million in 2005, an increase of 2.3% over $61.8 million in 2004, despite the fact that we no longer have access to a major retailer’s data affecting our ability to sell certain direct mail programs in 2005. We are currently in the process of replacing this data source with another large retailer. We also focused in 2005 on repositioning this segment by fully integrating our products and services and eliminating PreVision Marketing, LLC as a stand-alone entity. We effectively exited the customer relationship marketing agency business and now provide these services only to customers placing their related media campaigns with us.

Household Targeted revenues were up 59.3% in 2004 to $61.8 million versus $38.8 million in 2003. Approximately $6.0 million of this growth relates to the purchase of Direct Marketing Services, the direct mail division of Catalina Marketing. The remainder of the increase was due to our enhanced retail relationships and increased demand for frequent shopper data-driven direct mail programs.

International & Services

The International & Services segment contributed revenues of $101.8 million in 2005, a 2.7% increase over $99.1 million in 2004. Valassis implemented a restructuring plan for the European coupon clearing operations which adversely affected the overall profitability of this segment during the fourth quarter of 2005. International & Services revenue was $99.1 million in 2004 versus $81.2 million in 2003. The inclusion of NCH for the entire year in 2004 accounted for $9.0 million of this increase and favorable European exchange rates accounted for an additional $4.5 million.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are generally billed for 75% of each order eight weeks in advance of the publication date and the balance is billed immediately prior to the publication date. FSI revenue accounted for 44.6% of Valassis’ total revenue in 2005. Valassis inventories work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables.

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

Sources and Uses of Cash

Cash and cash equivalents totaled $64.3 million at December 31, 2005 versus $85.2 million at December 31, 2004. This decrease was the result of cash provided by operating activities and investing activities of $116.2 million and $133,000, respectively, and cash used by financing activities of $135.5 million during the year ended December 31, 2005.

Cash flow from operating activities was $116.2 million in 2005. This is the result of net earnings of $95.4 million adjusted for non-cash items, the largest of which are depreciation and amortization totaling $16.5 million. In 2005, changes in working capital accounted for a $3.3 million decrease in cash. During 2004, changes in working capital accounted for a $52.0 million decrease in cash primarily driven by an increase in accounts receivable due to slower collections within the ROP segment. Collections improved significantly in 2005.

Net cash provided from investing activities was $133,000 primarily as a result of $30.8 million in net sales for auction-rate securities to fund the share repurchase program. This is offset by capital expenditures of $30.9, which includes $6.3 million received for insurance proceeds for the rebuilding of our facility in Corby, England.

Cash used in financing activities was $135.5 million for the year ending December 31, 2005, primarily driven by $169.0 million used for our increased share repurchase program.

Current and Long-term Debt

As of December 31, 2005, Valassis’ debt was $274.2 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6  5/8% Senior Notes due 2009, $14.3 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. During the year ended December 31, 2005, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at December 31, 2005. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

In May 2003, Valassis issued $160 million of Senior Convertible Notes due 2033, with a yield to maturity of 1 5/8% per year. We utilized approximately $111.0 million of the proceeds to repurchase $185.3 million in face value of our Zero Coupon Convertible Senior Notes due 2021. The resulting premium and write-off of fees and discounts resulted in a $3.9 million refinancing charge.

The holders of Valassis’ Zero Coupon Senior Convertible Notes due 2021 (the “2021 Notes”) had the option to require Valassis to purchase all or a portion of their 2021 Notes on June 6, 2004 at a price of $602.77 per $1,000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 bonds outstanding at that date, 64,272 were put back to Valassis. Valassis chose to settle the put with cash and, as such, paid $38.7 million on June 7, 2004 to the trustee of the 2021 Notes. The remaining debt balance related to the 2021 Notes is approximately $14.3 million, which represents the accreted value of the 2021 Notes as of December 31, 2005. The remaining holders of the 2021 Notes may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash. Therefore, the $14.3 million outstanding balance of this debt has been classified as current as of December 31, 2005. Valassis had the right to pay for the June 6, 2006 put in either cash or common stock. Valassis waived its right to settle this put in common stock. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes due 2033 (the “2033 Notes”) receive cash interest payments of 1 5/8% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash or common stock at the option of Valassis. Valassis waived its right to settle these puts in common stock. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and to repurchase common stock through our share repurchase programs.

As of December 31, 2005, Valassis had authorization to repurchase an additional 6.2 million shares of its common stock under its existing share repurchase programs.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet anticipated liquidity needs, including interest and required payments of indebtedness.

Valassis’ contractual obligations as of December 31, 2005, are as follows:

	Payments due by Period
(in thousands of U.S. dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Public Debt	$362,366	$22,572	$—	$100,000	$239,794	(1)
Revolving Credit Facility	—	—	—	—	—
Operating Leases	41,569	8,695	17,614	13,332	1,928
Other Long-term Liabilities	8,090	—	127	—	7,963
Interest	27,965	9,230	18,460	275	—

	$439,990	$40,497	$36,201	$113,607	$249,685

(1)	Non-current long-term debt is included at face value.

Off-balance Sheet Arrangements

As of December 31, 2005, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $24.7 million (net of $6.3 million in assets purchased from a settlement of property insurance claim related to a fire at our Corby, England facility) for the year ended December 31, 2005, largely representing technology enhancements and the purchase of a new printing press. Management expects future capital expenditure requirements of approximately $20 million to $25 million over each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143.” A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN No. 47 in 2005. The adoption of this Interpretation did not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” The standard, which is effective for the first annual period after June 15, 2005, requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Currently, we disclose the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.” Valassis will apply this Statement to all equity-based awards granted on or after January 1, 2006 and for the unvested portion of outstanding awards based on the grant-date fair value of these awards previously calculated under SFAS 123 pro forma disclosures. We presently expect the adoption of SFAS 123R to increase our non-cash compensation expenses by approximately $4 million to $6 million during 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis is required to adopt these provisions at the beginning of fiscal year 2006. We do not believe that the adoption of SFAS 151 will have a material impact on our financial condition, results of operations or liquidity.

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

Impairment of Long-lived Assets – Long-lived assets historically have been reviewed for impairment at least annually in December and whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue Recognition

FSI

Revenue from FSIs and custom cooperative FSIs is recognized in the period that the product is distributed in the newspaper. In accordance with industry practice, Valassis generally pre-bills FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments are made at the time that the related revenue is recognized.

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

Household Targeted

Revenue for direct-mail products is recognized when the product is accepted by the United States Postal Service for insertion into the mail stream. In most cases, postage costs are passed through directly to the customer and are not recognized as revenue. Revenues from software products are recognized per installation and revenues from services are recognized on a percent-complete method.

International & Services

Revenue for coupon clearing does not include the face value of the coupons processed or the retailer service fee. However, customers are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

Stock Compensation – Valassis grants stock options and restricted stock to its employees under various incentive plans. Options are granted with exercise prices equal to the fair value on the date of grant. We account for all stock compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and make various estimates used in calculating the pro forma results as required by SFAS No. 123. Valassis will adopt SFAS No. 123R, as required, in 2006.

Derivative Financial Instruments – Valassis uses derivative financial instruments, including forward foreign exchange and swap contracts, to manage its exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates our exposure to these risks with the intent of reducing the risks and the variability of our operating results. Valassis is not a party to leveraged derivatives. On the date a derivative contract is entered into, Valassis designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income(loss) in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive income(loss) is recorded in earnings and reflected in the consolidated statement of income on the same line as the hedged item. In addition, both changes in the fair value excluded from our effectiveness assessments and the ineffective portion of changes in the fair value are recorded in earnings and reflected in the consolidated statement of income as other expense, net.

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2005, 2004 or 2003. No cash flow hedges were re-designated or discontinued during 2005 or 2004.

Auction-rate Securities – Auction-rate securities (ARS) are securities that have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 35 days. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” these auction-rate securities are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value.

Other Matters – Valassis does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

BUSINESS OUTLOOK

The following statements are based on expectations as of the filing of this document. These statements are forward-looking and actual results may differ materially.

Valassis expects earnings per share for 2006 to be between $1.95 and $2.15, including the effect of stock option expensing as required under FAS 123R. 2006 FSI pricing is expected to be down by a percentage in the mid- to high-single digits compared to 2005. Capital expenditures are expected to be approximately $20 million in 2006.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are foreign exchange rates at Valassis’ international subsidiaries, interest rates on various debt instruments and credit risk on investments.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of coupon clearing in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the year ended December 31, 2005, we recorded an immaterial unrealized market value loss in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2005, Valassis had a commitment to purchase $2.2 million in Mexican pesos over the next 12 months.

Interest Rates

Valassis has a revolving line of credit of $125.0 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. As of December 31, 2005, there was no outstanding balance under this line of credit and, therefore, no exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004
Assets

Current assets:
Cash and cash equivalents	$64,320	$85,214
Auction-rate securities	72,031	102,866
Accounts receivable (less allowance for doubtful accounts of $5,101 at Dec. 31, 2005 and $4,755 at Dec. 31, 2004)	273,863	264,924
Inventories:
Raw materials	13,352	13,318
Work in progress	11,883	14,298
Prepaid expenses and other	12,894	16,449
Deferred income taxes (Note 5)	2,573	1,641
Refundable income taxes	—	2,473

Total current assets	450,916	501,183

Property, plant and equipment, at cost:
Land and buildings	54,247	41,500
Machinery and equipment	136,771	127,737
Office furniture and equipment	61,449	54,916
Automobiles	221	738
Leasehold improvements	2,784	2,874

	255,472	227,765
Less accumulated depreciation and amortization	(147,325)	(134,276)

Net property, plant and equipment	108,147	93,489

Intangible assets (Note 2):
Goodwill	173,134	173,367
Other intangibles	35,555	35,555

	208,689	208,922
Less accumulated amortization	(74,724)	(74,125)

Net intangible assets	133,965	134,797

Equity investment	614	283
Other assets	4,041	5,801
Deferred income taxes (Note 5)	—	2,412

Total assets	$697,683	$737,965

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	YEAR ENDED
(in thousands of U.S. dollars, except share data)	Dec. 31, 2005	Dec. 31, 2004
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt	$14,260	$0
Accounts payable	215,696	231,824
Accrued interest	3,308	2,179
Accrued expenses	45,873	49,586
Progress billings	44,314	31,806

Total current liabilities	323,451	315,395

Long-term debt (Note 3)	259,896	273,703

Other non-current liabilities	8,090	8,361
Deferred income taxes (Note 5)	2,721	—

Stockholders’ equity (Notes 8 and 9):

Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at Dec. 31, 2005 and Dec. 31, 2004
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,217,176 at Dec. 31, 2005 and 63,125,207 at Dec. 31, 2004; outstanding 47,629,580 at Dec. 31, 2005 and 51,191,961 at Dec. 31, 2004	632	631
Additional paid-in capital	39,102	26,211
Deferred compensation	(925)	(215)
Retained earnings	586,927	491,531
Accumulated other comprehensive income	1,389	3,785
Treasury stock, at cost (15,587,596 shares at Dec. 31, 2005 and 11,933,246 shares at Dec. 31, 2004)	(523,600)	(381,437)

Total stockholders’ equity	103,525	140,506

Total liabilities and stockholders’ equity	$697,683	$737,965

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

	YEAR ENDED
(in thousands of U.S. dollars, except per share data)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Revenues	$1,131,043	$1,044,069	$916,520

Costs and expenses:
Cost of sales	836,331	748,075	619,927
Amortization of intangible assets	599	294	210
Selling, general and administrative	142,656	133,080	120,245
Goodwill and investment impairment charges	—	3,553	—

Total costs and expenses	979,586	885,002	740,382

Earnings from operations	151,457	159,067	176,138

Other expenses and income:
Interest expense	10,927	11,362	13,134
Refinancing charge	—	—	3,868
Other (income) and expenses	(5,695)	(9,100)	(3,697)

Total other expenses and income	5,232	2,262	13,305

Earnings before income taxes	146,225	156,805	162,833

Income taxes	50,829	56,058	59,125

Net earnings	$95,396	$100,747	$103,708

Net earnings per common share, basic	$1.93	$1.95	$1.99

Net earnings per common share, diluted	$1.90	$1.93	$1.98

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars)	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income
Balances at Dec. 31, 2002	$630	$34,640	$(771)	$287,076	$(354,355)	$(507)	$(33,287)

Net earnings				103,708			103,708	$103,708

Other comprehensive income:
Foreign currency translation								2,119
Gain on hedging contracts								92

Total comprehensive income								$105,919

Stock repurchase					(18)		(18)

Exercise of stock options		(481)			2,411		1,930

Deferred compensation			300				300

Stock grants	1	1,214					1,215

Other comprehensive income						2,211	2,211

Balances at Dec. 31, 2003	631	35,373	(471)	390,784	(351,962)	1,704	76,059

Net earnings				100,747			100,747	$100,747

Other comprehensive income:
Foreign currency translation								1,952
Gain on hedging contracts								83

Total comprehensive income								$102,782

Stock repurchase		(11,842)			(47,999)		(59,841)

Exercise of stock options		1,488			18,524		20,012

Deferred compensation			256				256

Stock grants		1,192					1,192

Other comprehensive income						2,081	2,081

Balances at Dec. 31, 2004	631	26,211	(215)	491,531	(381,437)	3,785	140,506

Net earnings				95,396			95,396	$95,396

Other comprehensive income:
Foreign currency translation								(2,577)
Loss on hedging contracts								139
Accrued interest on auction-rate securities								(21)

Total comprehensive income								$92,937

Stock repurchase		6,705			(175,743)		(169,038)

Exercise of stock options		3,785			33,580		37,365

Deferred compensation			(710)				(710)

Stock grants	1	2,401					2,402

Other comprehensive income (loss)					(2,396)	(2,396)

Balances at Dec. 31, 2005	$632	$39,102	$(925)	$586,927	$(523,600)	$1,389	$103,525

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31 2004	Dec. 31 2003
Cash flows from operating activities:

Net earnings	$95,396	$100,747	$103,708
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,374	15,224	14,663
Amortization of intangibles	599	297	210
Amortization of bond discount	453	782	2,805
Provision for losses on accounts receivable	346	1,405	544
Writedown of impaired assets	—	3,553	—
Gain on equity investment	(300)	(71)	—
Stock-based compensation charge	1,654	1,313	903
Loss (Gain) on sale of property, plant and equipment	36	(435)	(494)
Deferred income taxes	4,201	5,971	2,272
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	(9,285)	(56,111)	(14,895)
Inventories	2,381	(6,624)	57
Prepaid expenses and other	3,592	(1,919)	(4,478)
Other assets	1,968	1,543	(3,914)
Other liabilities	(272)	660	2,900
Accounts payable	(16,128)	35,720	10,530
Accrued interest and expenses	(2,196)	(6,407)	(7,459)
Income taxes	5,862	2,175	(2,605)
Progress billings	12,508	(21,004)	17,973

Total adjustments	20,793	(23,928)	19,012

Cash flows provided from operating activities	$116,189	$76,819	$122,720

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

(in thousands of U.S. dollars)	2005	2004	2003
Cash flows from investing activities:

Additions to property, plant and equipment	$(24,666)	$(18,941)	$(18,274)
Replacement equipment reimbursed by insurance companies from damage claims	(6,268)	(3,117)	(2,012)
Proceeds from sale of property, plant and equipment	18	813	667
Purchases of auction rate securities	(341,929)	(268,793)	(390,644)
Proceeds from auction rate securities	372,765	310,423	306,490
Acquisition of NCH, net of cash acquired	—	—	(44,998)
Acquisition of PreVision Marketing, net of cash acquired	—	—	(2,359)
Acquisition of remaining interest in VRMS, net of cash acquired	—	—	(1,000)
Acquisition of Catalina Marketing’s DMS division	—	(5,500)	—
Investments and advances to affiliated companies	—	(250)	—
Other	213	129	(94)

Net cash provided (used) in investing activities	133	14,764	(152,224)

Cash flows from financing activities:

Proceeds from issuance of common stock	33,580	18,524	1,692
Purchase of treasury shares	(169,037)	(50,968)	(18)
Repayment of long-term debt	—	(38,741)	(108,424)
Borrowings of long-term debt	—	—	160,000

Net cash (used) provided in financing activities	(135,457)	(71,185)	53,250

Effect of exchange rate changes on cash	(1,759)	1,952	2,303

Net (decrease) increase in cash and cash equivalents	(20,894)	22,350	26,049

Cash and cash equivalents at beginning of the year	85,214	62,864	36,815

Cash and cash equivalents at end of the year	$64,320	$85,214	$62,864

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,205	$10,091	$8,150
Cash paid during the year for income taxes	$43,070	$48,394	$57,153
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$2,402	$1,192	$1,214

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain amounts for 2004 and 2003 have been reclassified to conform to current period classifications.

REVENUE RECOGNITION

Revenue for newspaper-delivered promotions is recognized in the period the product is distributed in the newspaper. In accordance with industry practice, Valassis generally pre-bills FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Products and services not distributed via newspapers are recognized in revenue when the product is shipped, accepted by the U.S. Postal Service or the service is performed. Revenue generated by NCH for processing coupons for payment does not include the face value of the coupon or the retailer handling fee. Once the coupon processing is complete, the NCH processing fee revenue is recognized.

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

AUCTION-RATE SECURITIES

Auction-rate Securities (ARS) are securities that have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 35 days. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these ARS are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value.

INVENTORIES

Inventories are accounted for at lower of cost or market using the first in, first out (FIFO) method of inventory valuation.

ADVERTISING

The costs of advertising are expensed as incurred and are classified within “Selling, General and Administrative” on the “Consolidated Statements of Income.”

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost. Expenditures and improvements that add significantly to the productive capacity or extend the useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated life of the related asset or the lease-term using the straight-line method. Property, plant and equipment are reviewed annually for impairment. The useful lives of the major classes of property, plant and equipment are as follows:

Class	Range
Buildings/Building Improvements	10 -30 years
Machinery and equipment	5 - 15 years
Office furniture, fixtures, and compute requipment and software	3 - 10 years
Automobiles	3 years
Leasehold improvements	5 - 10 years

GOODWILL AND INTANGIBLE ASSETS

Intangible assets largely consist of goodwill arising from our acquisitions. Under the provisions of SFAS No. 142, goodwill and other intangibles with indefinite lives are not amortized but are subject to an annual impairment review.

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

STOCK-BASED COMPENSATION

Valassis grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognize no compensation expense for the stock option grants. Valassis will adopt SFAS No. 123R, as required, in 2006.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table reconciles reported net income to pro forma net income as if we accounted for stock options under the fair value method of SFAS No. 123. (See Note 8 for additional disclosures.)

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31 2004	Dec. 31, 2003
Net income, as reported	$95,396	$100,747	$103,708

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,076	843	768

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(19,930)	(10,928)	(9,741)

Pro forma net income	$76,542	$90,662	$94,735

Earnings per share:
Basic - as reported	$1.93	$1.95	$1.99
Basic - pro forma	$1.55	$1.75	$1.82

Diluted - as reported	$1.90	$1.93	$1.98
Diluted - pro forma	$1.53	$1.74	$1.81

On December 6, 2005, the Compensation/Stock Option Committee of the Board approved the acceleration of vesting of all underwater unvested stock options outstanding at December 31, 2005, with an exercise price greater than the December 30, 2005 closing price of Valassis’ common stock of $29.07. As a result, options that would have otherwise vested from time to time during the five years subsequent to the fiscal year ended December 31, 2005 became immediately exercisable at December 31, 2005 and all associated pro forma expense is recognized in the disclosure above. Consequently, no expense related to these options remains to be recorded in the financial statements for future years.

DERIVATIVES AND HEDGING TRANSACTIONS

Valassis accounts for all derivative instruments and hedging activities under SFAS No. 133 as amended by SFAS No. 149. These statements require all derivative instruments to be recorded in the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

COMPREHENSIVE INCOME

Foreign currency translation is the majority component of our other comprehensive income. Valassis also includes any gains or losses from hedging contracts and accrued interest from ARS in other comprehensive income.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143.” A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” The standard, which is effective for the first annual period after June 15, 2005, requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Currently, we disclose the pro forma net income and related pro forma income per share information in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” We will apply this Statement to all equity-based awards granted on or after January 1, 2006 and for the unvested portion of outstanding awards based on the grant-date fair value of these awards previously calculated under SFAS 123 pro forma disclosures. We presently expect the adoption of SFAS 123R to increase our non-cash compensation expenses by approximately $4 million to $6 million during 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis is required to adopt these provisions at the beginning of fiscal year 2006. We do not believe that the adoption of SFAS 151 will have a material impact on our financial condition, results of operations or liquidity.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject Valassis to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographies. One customer, Procter & Gamble, accounted for slightly more than 10% of Valassis’ consolidated revenues during the year ended December 31, 2005 and no single customer accounted for more than 10% of Valassis’ consolidated revenues during the years ended December 31, 2004 or 2003. Generally, we do not require collateral or other security to support customer receivables.

Valassis’ debt is also a financial instrument with the estimated fair market value of the debt at $3.5 million above carrying value as of December 31, 2005 and $4.6 million below carrying value at December 31, 2004. See Note 3 for additional fair value disclosure. The carrying amounts of Accounts receivable and Accounts payable approximates fair value due to the short-term nature of these items.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(2) GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Dec. 31, 2005		Unamortized Balance at Dec. 31, 2005	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(1,919)		$1,536	5.4

Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)		18,257
ROP	3,599	(2,260)		1,339
Neighborhood Targeted	4,195	(209)		3,986
Household Targeted	86,375	(53,733	)(1)	32,642
International & Services	64,864	—		64,864
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	$256,534	$(124,105)		$132,429

Total	$259,989	$(126,024)		$133,965

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

Valassis performed impairment tests based on discounted cash flow analysis at December 31, 2005, 2004 and 2003, concluding no impairment of goodwill had occurred as of these dates and no events had occurred during the respective years that would indicate an impairment of such assets had taken place.

On September 17, 2004, Valassis acquired DMS for $5.5 million. The transaction resulted in $3.1 million in tax-deductible goodwill attributable to the Household Targeted segment and an additional $1.0 million in amortizable intangible assets. The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141.

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH for $59.3 million in cash. Goodwill of $64.9 million was recorded within the International & Services segment and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. We do not expect that any of this recorded goodwill will be deductible for tax purposes.

Amortizable intangible assets include non-compete agreements and corporate logos. The associated amortization expense was approximately $0.6 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization is expected to be approximately $0.5 million in both 2006 and 2007, $0.2 million in 2008 and negligible in 2009 and beyond.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(3) LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,896	99,861
Zero Coupon Senior Convertible Notes due 2021, net of discount	14,260	13,842
Senior Convertible Notes due 2033, net of discount	160,000	160,000
Note payable	—	—

	$274,156	$273,703
Less current portion	14,260	—

Total long-term debt	$259,896	$273,703

CREDIT FACILITY

Valassis has a revolving line of credit with a $125.0 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the “Banks”) with Standard Federal Bank, N.A. acting as Agent for the Banks (the “Revolving Credit Agreement”). The Revolving Credit Agreement matures in November 2006 and permits Valassis to increase its line of credit to an amount up to $175 million. The floating rate interest is calculated on either a Euro currency based rate or a prime rate. The Revolving Credit Agreement contains general covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and non-financial covenants. As of December 31, 2005, Valassis did not have any outstanding borrowings under this facility and was in compliance with all debt covenants thereunder.

PUBLIC DEBT

At December 31, 2005, our public debt consists of 6 5/8% Senior Notes due 2009 (the “2009 Notes”), Zero Coupon Senior Convertible Notes due 2021 (the “2021 Notes”) and Senior Convertible Notes due 2033 (the 2033 Notes, together with the 2021 Notes, collectively referred to as the “Senior Convertible Notes”). Each of the Senior Convertible Notes and the 2009 Notes are general unsecured obligations of Valassis and rank on parity in right of payment with all other Senior Indebtedness of Valassis. As of December 31, 2005, Valassis was in compliance with all of its debt covenants contained in the indentures covering its public debt. All of Valassis’ public debt indentures contain cross-default provisions which become applicable if Valassis defaults under any mortgage, indebtedness or instrument for money borrowed by it and the default results in the acceleration of such indebtedness in excess of $25 million. In addition, each of the indentures covering the Senior Convertible Notes contain a conversion trigger based upon credit rating downgrades by either Moody’s Investors Service, Inc. or Standard & Poor’s.

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

The holders of the 2021 Notes had the option to require Valassis to purchase all or a portion of their 2021 Notes on June 6, 2004 at a price of $602.77 per $1000 of principal amount at maturity, payable in cash or common stock at Valassis’ option. Of the 86,840 Notes outstanding at that date, 64,272 were put back to Valassis by the holders. Valassis elected to settle the put in cash and, accordingly, paid $38.7 million on June 7, 2004 to the Trustee of the 2021 Notes. The remaining debt balance related to the 2021 Notes is approximately $14.3 million, which represents the accreted value of the 2021 Notes as of December 31, 2005.

Additionally, the remaining holders of the 2021 Notes may require Valassis to purchase all or a portion of their 2021 Notes on June 6, 2006, June 6, 2011 and June 6, 2016 at a price of $639.76, $742.47 and $861.67 per Note. Therefore, the $14.3 million outstanding balance of this debt has been classified as current as of December 31, 2005. Valassis had the right to pay for the June 6, 2006 put in either cash or Valassis common stock. Valassis waived its right to settle this put in common stock.

Further, each holder of the 2021 Notes may require Valassis to repurchase all or a portion of such holder’s 2021 Notes if a change of control occurs on or before June 6, 2006. In addition, Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006 for cash.

The 2021 Notes are convertible by their holders at a conversion rate of 11.8316 shares per note when a market price trigger occurs. A market price trigger occurs the first time that the closing sales price per share of Valassis common stock for at least 20 trading days in any period of 30 consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a 2021 Note plus the accrued original issue discount to that day. As of December 31, 2005, the accreted conversion price was $631.88.

Senior Convertible Notes due 2033

In May 2003, Valassis issued 239,994 of its 2033 Notes at an issue price of $667.24 per note, which resulted in the gross proceeds to Valassis of $160 million. Each of the 2033 Notes has a yield of 1 5/8% per year with a maturity value of $1000. The holders of the 2033 Notes will receive cash interest payments of 1 5/8% per year on the original discounted amount, payable semiannually from 2003 to 2008. Valassis used approximately $111.0 million of the proceeds of this issuance to repurchase $185.3 million in face value of the 2021 Notes. The resulting premium and write-off of fees and discounts resulted in the $3.9 million refinancing charge discussed above.

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

The 2033 Notes are convertible by their holders when a market price trigger occurs. A market price trigger occurs the first time that the closing sales price per share of Valassis common stock for at least 20 trading days in any period of 30 consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a 2033 Note plus the accrued original issue discount to that day. As of December 31, 2005, the accreted conversion price was $667.24. The 2033 Notes are convertible at a base rate of 15.1627 shares plus an incremental share factor of up to 9.8556. The incremental shares begin to accrue at the base conversion price, while the number of incremental shares is based upon the stock price at the time of the conversion. At May 22, 2008, the total conversion rate (base rate plus incremental shares) is fixed based upon the stock price as of this date.

Debt discount is being amortized utilizing the interest method over the term of the notes. The difference between the stated and effective interest rates is nominal. The estimated fair market value of the debt was $3.5 million above carrying value and $4.6 million below carrying value as of December 31, 2005 and December 31, 2004, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The fair market value of convertible debt was estimated using theoretical value as determined through the binomial model. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on Valassis’ ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of its property.

(4) PROFIT SHARING AND BONUS PLANS

Valassis has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all domestic salaried and hourly employees.

Expenses under the aforementioned plans were as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Profit sharing plan	$5,778	$4,332	$4,077
Bonus plans for salaried, sales and hourly personnel	15,406	14,751	11,834
Bonus plan for executives	2,417	2,174	1,774

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(5) INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Pre-tax income (loss):
United States	$146,573	$149,142	$157,534
Foreign	(348)	7,663	5,299

	$146,225	$156,805	$162,833

Income taxes have been charged to earnings as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Current:
Federal	$42,543	$45,708	$50,168
Foreign	1,310	2,510	1,327
State	2,199	2,531	2,594

Total current taxes	$46,052	$50,749	$54,089

Deferred:
Federal	$4,867	$4,853	$4,806
Foreign	(261)	266	230
State	171	190	—

Total deferred taxes	$4,777	$5,309	$5,036

Total income taxes	$50,829	$56,058	$59,125

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $17.8 million and $14.6 million at December 31, 2005 and December 31, 2004, respectively. Accordingly, U.S. income taxes have not been provided on these earnings. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Expected income tax expense at statutory rate	$51,179	$54,882	$56,991
Increase (decrease) in taxes resulting from:
Foreign currency loss	—	(383)	—
State and local income taxes, net of federal benefit	2,370	1,645	1,686
Tax credits	(1,582)	(1,323)	—
Other items, net	(1,138)	1,237	448

Actual income tax expense	$50,829	$56,058	$59,125

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Significant components of our deferred tax liabilities and assets are as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004
Long-term deferred income tax assets (liabilities):

Depreciation on plant and equipment	$(6,045)	$(4,967)
Deferred compensation	3,204	3,486
Operating loss and credit carryforward	3,347	1,722
Convertible notes	(9,119)	(4,852)
Restricted stock	847	545
Consulting agreement	321	395
Partnership losses	3,776	3,988
Investment impairments	2,810	2,791
Prepaid rent	486	594
Foreign	525	276
Accrued insurance	25	—
Other	378	117

Long-term deferred income tax assets	555	4,095

Valuation allowance	(3,276)	(1,683)

Net long-term deferred income tax (liabilities) assets	$(2,721)	$2,412

Current deferred income tax assets (liabilities):

Inventory	$922	$598
Accrued expense	1,334	964
Allowance for uncollectible accounts	1,324	1,222
Other reserves	187	(175)
Prepaid expense	(1,007)	(1,739)
Foreign	—	772
Other - net	(187)	(1)

Total current deferred income tax assets	$2,573	$1,641

For financial statement purposes, the tax benefit of net operating loss and credit carry forwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. Valassis evaluates its net operating loss and credit carry forwards on an ongoing basis. As of December 31, 2005, approximately $190,000 of the tax carry forwards relate to the alternative minimum tax credit which can be carried forward indefinitely. The remaining tax carry forwards relate to accumulated foreign operating losses which can also be carried forward indefinitely. The valuation allowance of $3.3 million relates to foreign net operating losses.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(6) COMMITMENTS

Total operating lease rentals, for various office space, charged to expense were $9.2 million, $8.7 million and $7.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2005 are as follows:

Year Ending Dec. 31,	(in thousands of U.S. dollars)
2006	$8,695
2007	8,017
2008	5,030
2009	4,566
2010	4,518
Thereafter	10,743

$41,569

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

(in thousands of U.S. dollars) Year Ended	Base Salary	Maximum Cash Bonus
Dec. 31, 2006	$2,490,000	$2,490,000
Dec. 31, 2007	2,256,667	2,256,667
Dec. 31, 2008	1,632,500	1,632,500
Dec. 31, 2009	1,560,000	—
Dec. 31, 2010	780,000	—
Thereafter	3,120,000	—

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain earnings per share and/or sales targets. We also provide stock options and restricted stock grants to certain executives (See Note 8).

(7) CONTINGENCIES

On November 9, 2004, Valassis received a letter dated November 8, 2004 from the Federal Trade Commission (FTC) informing us that the FTC was conducting a non-public investigation to determine whether Valassis may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act by soliciting an agreement with a competitor to fix prices and to allocate customers.

We settled this matter by entering into a consent agreement with the FTC which approval by the FTC was announced on March 14, 2006, subject to a 30-day public comment period, after which the FTC will decide whether to finalize the consent agreement. The consent agreement prohibits us from communicating certain statements about its competitive intentions (and standard prohibitions related to allocating markets and fixing prices).

Under the terms of the settlement, we did not admit any wrongdoing and are not required to pay any fines or penalties. The allegations were limited to the remarks made on our second quarter earnings conference call held on July 22, 2004 and there were no allegations regarding any conduct or effect beyond the remarks themselves. The settlement, upon finalization, relieves us of the substantial expense, time and resources of continuing this proceeding.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(8) STOCK COMPENSATION PLANS

Valassis’ Amended and Restated 1992 Long-Term Incentive Plan authorizes option grants for the issuance of a maximum of 13,045,921 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest based on price targets and/or terms up to five years from date of grant.

Valassis’ Broad-Based Incentive Plan authorizes option grants for the issuance of a maximum of 2,165,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than 10 years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

In 2002, the Board and the Shareholders approved the 2002 Long-Term Incentive Plan which authorizes option grants for the issuance of 3,500,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

On December 6, 2005, the Board of Directors of Valassis (the “Board”) accepted the voluntary forfeiture of stock options which had previously been granted to certain executives on October 1, 2005. The Compensation/Stock Option Committee of the Board also approved the acceleration of vesting of all underwater unvested stock options outstanding at December 31, 2005. All options outstanding at December 31, 2005 with an exercise price greater than the December 30, 2005 closing price of Valassis’ common stock ($29.07) became fully vested. As a result, options that would otherwise have vested from time to time during the five years subsequent to the fiscal year ended December 31, 2005 became immediately exercisable at that date.

At December 31, 2005, there were outstanding options among 1,369 participants for the purchase of 6,448,022 shares and there were 2,565,010 shares available for grant.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following options to purchase our common shares were outstanding under the Plan on December 31, 2005.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of Dec. 31, 2005	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Exercisable As of Dec. 31, 2005	Weighted- Average Exercise Price
$5.01 - $25.00	447,512	3.7	$21.52	392,129	$21.29
$25.01 - $30.00	2,558,815	6.3	$27.98	1,593,471	$28.04
$30.01 - $35.00	1,360,578	6.5	$31.71	1,347,172	$31.69
$35.01 - $40.00	1,898,017	5.4	$35.71	1,889,014	$35.71
$40.01 - $50.00	183,100	4.4	$42.10	183,100	$42.10

	6,448,022	6.3	$31.00	5,404,886	$31.62

A summary of Valassis’ stock option activity for the years ended December 31, 2005, 2004 and 2003, is as follows:

	Year Ended Dec. 31, 2005		Year Ended Dec. 31, 2004
	Shares	Weighted Average per Share Exercise Price	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	7,616,831	$30.29	7,634,949	$30.22
Granted	1,145,592	$36.49	1,274,958	$30.75
Exercised	(929,356)	$25.92	(949,378)	$29.77
Forfeited/Expired	(1,385,045)	$35.07	(343,698)	$31.81

Outstanding at end of year	6,448,022	$31.00	7,616,831	$30.29

Options exercisable at year end	5,404,886	$31.61	4,025,036	$30.27

	Year Ended Dec. 31, 2003
	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	5,959,675	$31.26
Granted	2,015,283	$26.92
Exercised	(80,859)	$19.78
Forfeited/Expired	(259,150)	$32.50

Outstanding at end of year	7,634,949	$30.22

Options exercisable at year end	3,659,595	$30.68

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Valassis has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Because the exercise price of our employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. All options were granted with exercise prices equal to market value at the date of grant in 2005, 2004 and 2003. As discussed more fully in Note 1, we will adopt SFAS No. 123R effective January 1, 2006.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock- Based Compensation” and has been determined as if Valassis had accounted for its employee stock options under the fair value method of that Statement.

The weighted average fair value per option at date of grant during 2005, 2004 and 2003 was $11.60, $12.10 and $11.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2005	2004	2003
Expected option life	6 years	6 years	6 years
Expected annual voltility	31%	33%	35%
Risk-free interest rate	4.2%	3.1%	3.3%
Dividend yield	0%	0%	0%

A table illustrating the effect on net income and earnings per share as if the Black-Scholes fair value method had been applied to long-term incentive plans is presented in Note 1.

The pro forma effects in 2005, 2004, and 2003 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Employee and Director Restricted Stock Award Plan

The Employee and Director Restricted Stock Award Plan authorizes the grant of restricted stock to executives and to non-employee directors. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to employment agreements between Valassis and certain executives, 13,500 shares of restricted stock were issued to such executives in each of 2005, 2004 and 2003. The average fair value of these restricted stock grants in 2005, 2004 and 2003 was $35.01 per share, $29.35 per share and $29.43 per share, respectively. Pre-tax compensation expense related to these grants for the years ended December 31, 2005, 2004 and 2003 was approximately $0.4 million, $0.3 million and $0.4 million, respectively. Also during 2005, 2004 and 2003, a portion of the total payments to our outside directors was paid in restricted stock from this plan, with a total value of approximately $141,000, $150,000 and $134,000 per year, respectively.

In May 2005, our shareholders approved the 2005 Employee and Director Restricted Stock Award Plan to replace the then existing plan which expires on May 20, 2006. A total of 150,000 shares of restricted stock has been reserved for this plan. No shares under this plan were granted during the year ended December 31, 2005.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Executive Restricted Stock Plan

The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executives. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to an employment agreement between Valassis and the Chief Executive Officer, Alan F. Schultz, 22,500 of restricted stock each year with an average fair value at the date of grant of $35.01, $29.35 and $29.43 per share, respectively, were issued to such executive in 2005, 2004, and 2003, respectively. Pre-tax compensation expense related to the plan for years ended December 31, 2005, 2004 and 2003 was approximately $0.7 million, $1.0 million and $1.0 million, respectively.

In May 2005, our shareholders approved the 2005 Executive Restricted Stock Plan which provides for the grant of restricted stock, with a minimum of one-year vesting, to certain executives. The maximum number of restricted shares that are authorized under this plan is 150,000 shares, provided that not more than 60% of such shares are awarded to any one participant. No shares of restricted stock were granted under this plan in 2005.

Employee Stock Purchase Plan

All domestic full-time employees are eligible to participate in our Employee Stock Purchase Plan. The plan provides that participants may authorize Valassis to withhold a portion of earnings to be used to purchase our common stock at prevailing market prices. Under the plan, Valassis contributed on behalf of each participant 25% of the participant’s contributions during the year. The value of our common stock contributed by Valassis and expensed totaled approximately $183,000, $157,000 and $108,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

401(k) Plan

Prior to 2005, Valassis’ 401(k) Plan included a 25% match, payable in Valassis stock, on each participant’s annual contributions to the Plan that are invested in Valassis stock at the end of the year. The expense related to this plan for the years ended December 31, 2004 and 2003 was approximately $195,000 and $151,000, respectively.

(9) STOCKHOLDERS’ EQUITY

On September 1, 1999, the Board of Directors adopted a Stockholder Rights Agreement, which was amended on October 10, 2003 (the “Agreement”). Pursuant to the Agreement, the Board declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of Valassis’ common stock. The Rights are attached to and automatically trade with the outstanding shares of Valassis’ common stock.

The Rights will become exercisable only in the event that any person or group of persons acquires 15% (or 20% in the case of a particular investor) or more of Valassis’ common stock or commences a tender offer for 15% or more of Valassis’ common stock. Once the Rights become exercisable they entitle the shareholder to purchase one one-hundredth of a share of preferred stock of Valassis at an exercise price of $1.70. The Rights expire on September 1, 2009. Valassis is entitled to redeem the Rights at $0.01 per Right at any time, prior to the expiration of the Rights, before a person or group acquires the requisite amount of common stock to trigger the Rights.

In addition, as of December 31, 2005, Valassis had authorization to repurchase an additional 6.2 million shares of its common stock under its existing share repurchase programs. Valassis repurchased 4.6 million shares, 1.9 million shares and 700 shares during the years ended December 31, 2005, 2004 and 2003, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(10) FOREIGN CURRENCY AND DERIVATIVE INSTRUMENTS

The functional currencies for Valassis’ foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis, the impact for 2005 was a decrease of $2.6 million.

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

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2005, 2004 or 2003. No cash flow hedges were re-designated or discontinued during 2005 or 2004.

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

For the year ended December 31, 2005, we recorded an immaterial unrealized market value loss in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2005, Valassis had a commitment to purchase $2.2 million in Mexican pesos over the next 12 months.

(11) ACQUISITIONS AND INVESTMENTS

HOUSEHOLD TARGETED SEGMENT

Direct Marketing Services (DMS)

On September 17, 2004, Valassis acquired DMS for $5.5 million from existing cash on hand and integrated its operations into its existing direct mail group. The transaction resulted in $3.1 million in goodwill attributable to the Household Targeted segment and an additional $1.0 million in amortizable intangible assets. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

PreVision Marketing, LLC

On August 11, 2000, Valassis acquired 80% of the outstanding membership interest in PreVision for $30.0 million in cash and approximately $5.0 million in restricted stock. PreVision, was a direct-marketing firm specializing in one-to-one marketing, customer retention and customer acquisition. The acquisition of PreVision was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for PreVision have been included in our financial statements since the date of acquisition. The purchase agreement executed in connection with this transaction also contained additional payments contingent on the future earnings performance of PreVision. Based upon the financial results for the year ended December 31, 2001 for PreVision, Valassis paid an additional $8.0 million in 2002. In May 2003, we acquired the remaining 20% of PreVision for $2.4 million.

In 2005, as part of our efforts to fully integrate the products and services of our Household Targeted segment, PreVision was eliminated as a stand-alone entity. We effectively exited the customer relationship marketing agency business and now provide these services only to customers placing their related media campaigns with us.

Valassis Relationship Marketing Systems, LLC (VRMS)

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

INTERNATIONAL AND SERVICES SEGMENT

NCH Marketing Services, Inc.

On February 13, 2003, Valassis acquired 100% of the capital stock of NCH for $59.3 million in cash, paid for with existing cash on hand. NCH is a coupon processing and promotion information management company both in the United States and worldwide. Goodwill of $64.9 million was recorded and the acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

The Consolidated Statement of Income for the year ended December 31, 2003 includes the financial results of NCH from February 14, 2003 to December 31, 2003 which included revenues of approximately $71.0 million. NCH had revenues of $80.1 million for the twelve months ended December 31, 2003. The financial results of NCH were not considered material for purposes of pro forma disclosure. Revenues consist primarily of processing fees for coupon audit and analysis, data and information management, data analytics, trade marketing programs, and the management and disbursement of customer funds for coupon administration. We do not recognize revenue, or cost of services, for the face value of coupons processed. Once coupon processing has been completed, fee revenues are recognized.

Impairment Charges

During December 2002, we wrote down $4.0 million of our cost-basis investment in an Internet couponing business based on the valuation implied during the investment’s financing activity for the year. We had a remaining $3.5 million balance on this investment. In 2004, based on the information available, we wrote off the remaining value of the investment. Included in “Goodwill and investment impairment charges” on the consolidated statements of income is a $3.5 million charge in 2004.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(12) SEGMENT REPORTING

Valassis has five reportable segments, Free-standing Inserts (FSI), Run of Press (ROP), Neighborhood Targeted, Household Targeted and International & Services. These segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision makers. They are managed separately because each business requires different marketing strategies and offers different products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

(in millions of U.S. dollars)	Year Ended Dec. 31,
	FSI	ROP	Neighbor-hood Targeted (1)	Household Targeted (2)	Inter-national & Services		Total
2005
Revenues from external customers	$504.5	$122.5	$339.0	$63.2	$101.8		$1,131.0
Intersegment revenues	—	—	—	—	—		—
Depreciation/amortization	9.6	—	2.0	0.8	3.0		15.4
Segment profit (loss)	$96.2	$9.6	$40.4	$(3.5)	$8.7		$151.4

2004
Revenues from external customers	$493.8	$114.2	$275.2	$61.8	$99.1		$1,044.1
Intersegment revenues	—	—	—	—	—		—
Depreciation/amortization	9.7	—	2.0	0.8	3.0		15.5
Segment profit	$105.2	$8.3	$31.6	$1.0	$13.0	(3)	$159.1

2003
Revenues from external customers	$490.6	$55.2	$250.7	$38.8	$81.2		$916.5
Intersegment revenues	—	—	—	0.7	—		0.7
Depreciation/amortization	8.5	0.2	2.0	0.9	3.3		14.9
Segment profit (loss)	$136.2	$6.5	$25.9	$(5.3)	$12.8		$176.1

(1)	- This segment was formerly named Cluster Targeted Products.
(2)	- This segment was formerly named 1 to 1 Products.
(3)	- Includes $3.5 million write-off of an investment in a cost-basis Internet investment.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Profit for reportable segments	$151.4	$159.1	$176.1
Unallocated amounts:
Interest expense	(10.9)	(11.4)	(13.1)
Refinancing charge		—	(3.9)
Other (expenses) and income	5.7	9.1	3.7

Earnings before Taxes	$146.2	$156.8	$162.8

Domestic and foreign revenues were as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31. 2003
United States	$1,080.5	$988.4	$874.9
Foreign	50.5	55.7	41.6

	$1,131.0	$1,044.1	$916.5

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(13) EARNINGS PER SHARE

Earnings per common share (“EPS”) data was computed as follows:

	Year Ended
(in thousands of U.S. dollars, except per share data)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Net earnings	$95,396	$100,747	$103,708

Basic EPS:
Weighted average common shares outstanding	49,466	51,758	52,028

Net earnings per common share, basic	$1.93	$1.95	$1.99

Diluted EPS:
Weighted average common shares outstanding	49,466	51,758	52,028
Shares issued on assumed exercise of dilutive options	5,856	4,773	1,767
Shares purchased with assumed proceeds of options	(5,191)	(4,387)	(1,609)
Shares contingently issuable	52	70	83

Shares applicable to diluted earnings	50,183	52,214	52,269

Net earnings per common share, diluted	$1.90	$1.93	$1.98

Unexercised employee stock options to purchase 1.4 million shares, 3.3 million shares, and 5.9 million shares of Valassis’ common stock as of December 31, 2005, 2004 and 2003, respectively, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the respective periods.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Note 14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and December 31, 2004.

	THREE MONTHS ENDED
(in thousands of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2005

Revenues	$279,284	$276,427	$266,086	$309,246
Cost of sales	199,656	200,009	199,163	237,503
Net earnings	28,242	25,524	21,305	20,325
Net earnings per common share, diluted	$0.55	$0.50	$0.42	$0.42

	THREE MONTHS ENDED
(in thousands of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2004

Revenues	$237,353	$256,771	$247,647	$302,298
Cost of sales	165,524	179,213	178,673	224,665
Net earnings	24,622	26,837	22,439	26,849
Net earnings per common share, diluted	$0.47	$0.52	$0.43	$0.52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 14, 2006

Item 9. Changes and disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

As of the end of the period covered by this filing of the Annual Report on Form 10-K, Valassis carried out an evaluation, under the supervision and with the participation of Valassis’ Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There has been no change in internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that Valassis will consider recommendations from shareholders of candidates for election as a director of Valassis and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by Valassis shareholders.

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

Item 11. Executive Compensation

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth in the Valassis Proxy Statement for the 2006 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2005, 2004 and 2003:

Schedule		Page
II	Valuation and Qualifying Accounts	S-2

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits. The Exhibits on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.

By:	/s/Alan F. Schultz	March 14, 2006
	Alan F. Schultz	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ Patrick F. Brennan Patrick F. Brennan	Director	March 14, 2006

/s/ Kenneth V. Darish Kenneth V. Darish	Director	March 14, 2006

/s/ Seth Goldstein Seth Goldstein	Director	March 14, 2006

/s/ Barry P. Hoffman Barry P. Hoffman	General Counsel and Director	March 14, 2006

/s/ Walter H. Ku Walter H. Ku	Director	March 14, 2006

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Marcella A. Sampson Marcella A. Sampson	Director	March 14, 2006

/s/ Faith Whittlesey Faith Whittlesey	Director	March 14, 2006

Schedule II

VALASSIS COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2005, 2004 and 2003

(in thousands of U.S. dollars)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended Dec. 31, 2005	4,755	798	452	5,101
Year Ended Dec. 31, 2004	3,344	1,345	(66)	4,755
Year Ended Dec. 31, 2003	2,120	3,700	2,476	3,344

(1)	Accounts deemed to be uncollectible.

EXHIBIT INDEX

Exhibit Number

2.1	Stock Purchase Agreement by and among Valassis Communications, Inc., Valassis Coupon Clearing, Inc., as Buyer and NCH Stockholders, collectively, as Sellers and NCH Marketing Services, Inc. dated February 13, 2003 (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K filed on February 21, 2003)

3.1	Restated Certificate of Incorporation of Valassis Communications, Inc. (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement No. 33-45189)

3.2	Amended and Restated By-laws of Valassis Communications, Inc. (incorporated by reference to Exhibit 3 (ii) to Valassis’ Form 10-Q for the period ended March 31, 1999)

4.1	Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the Zero Coupon Convertible Senior Notes Due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-65824))

4.2	Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement No. 333-75041)

4.2(a)	First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to Valassis’ Registration Statement No. 333-75041)

4.4	Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to Valassis’ Form 8-K filed on September 23, 1999)

4.5	Amendment No. 1, dated as of October 10, 2003, to Rights Agreement dated as of September 1, 1999, between Valassis Communications, Inc. and National City Corporation, as Rights Agent (incorporated by reference to Exhibit 2 to Valassis’ Form 8-A/A (File No. 011-10991) filed on October 14, 2003)

4.6	Form of Indenture between Valassis Communications, Inc. and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-107787)

10.3*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement No. 33-45189)

10.3(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ 1995 Form 10-K)

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ 1996 Form 10-K)

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ 1998 Form 10-K)

10.3(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ 1999 Form 10-K)

10.3(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ 2000 Form 10-K)

10.3(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ 2001 Form 10-K)

10.3(g)*	Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.3(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ 2004 Form 10-K)

10.4*	Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to Valassis’ Registration Statement No. 33-45189)

10.4(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to Valassis’ 1995 Form 10-K)

10.4(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to Valassis’ 1997 Form 10-K)

10.4(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to Valassis’ 1998 Form 10-K)

10.4(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to Valassis’ 1999 Form 10-K)

10.4(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to Valassis’ 2000 Form 10-K)

10.4(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to Valassis’ 2001 Form 10-K)

10.4(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.4(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.4(h)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 21, 2004 (incorporated by reference to Exhibit 10.4(h) to Valassis’ 2004 Form 10-K)

10.5*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ 1998 Form 10.K)

10.5(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ 1998 Form 10-K)

10.5(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ 1998 Form 10-K)

10.5(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ 1998 Form 10-K)

10.5(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ 1998 Form 10-K)

10.5(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ 1998 Form 10-K)

10.5(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ 1999 Form 10-K)

10.5(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ 2000 Form 10-K)

10.5(h)	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ 2001 Form 10-K)

10.5(i)*	This Amendment to Employment Agreement is made May 13, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(j)*	This Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ 2004 Form 10-K)

10.11*	Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement No. 33-45189)

10.11(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

10.11(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ 1995 Form 10-K)

10.11(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10.11(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ 1999 Form 10-K)

10.11(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ 2000 Form 10-K)

10.11(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ 2001 Form 10-K)

10.11(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.11(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ 2004 Form 10-K)

10.12*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 16, 2001)

10.14	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q for the period ended June 30, 1996)

10.15*	Amended and Restated Executive Restricted Stock Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 16, 2001)

10.17*	Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 25, 1996)

10.18*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 25, 1996)

10.22	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ 1998 Form 10-K)

10.23	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis Communications, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.23(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005 (incorporated by reference to Exhibit 10.23(g) to the Valassis 2004 Form 10-K)

10.23(h)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 17, 2006.

10.24	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.24(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.25	Credit Agreement dated as of November 1, 2002 among Valassis Communications, Inc. and various financial institutions and Standard Federal Bank, N.A., as Administrative Agent and Lead Arranger with Harris Trust and Savings Bank, as Syndication Agent and Comerica Bank, as Documentation Agent (incorporated by reference to Exhibit 10.3(g) to Valassis’ September 30, 2002 10-Q)

10.26	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 15, 2002)

10.27	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ 2002 Form 10-K)

10.28	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 5, 2005)

10.29	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement dated April 5, 2005)

12.1	Statements of Computation of Ratios

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

99	Rights Agreement dated as of September 1, 1999 by and between Valassis and the Bank of New York (incorporated by reference to Exhibit 99.1 to Valassis’ Form 8-A 12B/A filed on November 8, 1999)

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

*	Constitutes a management contract or compensatory plan or arrangement.