Form 10-Q
period 2006-03-31
VALASSIS COMMUNICATIONS INC
filed 2006-05-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act:

Large accelerated filer   ☒                            Accelerated filer  ☐                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 2, 2006, there were 47,784,568 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

	March 31, 2006	Dec. 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,979	$64,320
Auction-rate securities	82,394	72,031
Accounts receivable (less allowance for doubtful accounts of $5,042 at March 31, 2006 and $5,101 at December 31, 2005)	244,921	273,863
Inventories:
Raw materials	14,698	13,352
Work in progress	13,801	11,883
Prepaid expenses and other	17,022	12,894
Deferred income taxes	2,571	2,573

Total current assets	428,386	450,916

Property, plant and equipment, at cost:
Land and buildings	54,286	54,247
Machinery and equipment	137,985	136,771
Office furniture and equipment	59,223	61,449
Automobiles	221	221
Leasehold improvements	2,888	2,784

	254,603	255,472

Less accumulated depreciation and amortization	(148,098)	(147,325)

Net property, plant and equipment	106,505	108,147

Intangible assets:
Goodwill	173,134	173,134
Other intangibles	35,555	35,555

	208,689	208,689

Less accumulated amortization	(74,862)	(74,724)

Net intangible assets	133,827	133,965

Equity investment	580	614
Other assets	10,858	4,041

Total assets	$680,156	$697,683

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

	March 31, 2006	Dec. 31, 2005
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$14,365	$14,260
Accounts payable	182,088	215,696
Accrued expenses	47,525	49,181
Progress billings	43,591	44,314

Total current liabilities	287,569	323,451

Long-term debt	259,906	259,896
Other non-current liabilities	7,856	8,090
Deferred income taxes	2,721	2,721

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2006 and December 31, 2005
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,280,644 at March 31, 2006 and 63,217,176 at December 31, 2005; outstanding 47,660,014 at March 31, 2006 and 47,629,580 at December 31, 2005	632	632
Additional paid-in capital	39,124	39,102
Unearned compensation	—	(925)
Retained earnings	604,985	586,927
Accumulated other comprehensive income	1,761	1,389
Treasury stock, at cost (15,620,630 shares at March 31, 2006 and 15,587,596 shares at December 31, 2005)	(524,398)	(523,600)

Total stockholders’ equity	122,104	103,525

Total liabilities and stockholders’ equity	$680,156	$697,683

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues	$247,646	$279,284

Costs and expenses:
Cost of products sold	185,269	199,656
Selling, general and administrative	32,880	34,067

Total costs and expenses	218,149	233,723

Earnings from operations	29,497	45,561

Other expenses (income):
Interest expense	2,855	2,677
Other income, net	(1,354)	(1,074)

Total other expenses (income)	1,501	1,603

Earnings before income taxes	27,996	43,958

Income taxes	9,938	15,716

Net earnings	$18,058	$28,242

Net earnings per common share, basic	$0.38	$0.56

Net earnings per common share, diluted	$0.38	$0.55

Shares used in computing net earnings per share, basic	47,652,165	50,687,098

Shares used in computing net earnings per share, diluted	47,769,495	51,430,015

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net earnings	$18,058	$28,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,678	3,792
Amortization of bond discount	114	111
Provision for losses on accounts receivable	450	496
Loss on sale of property, plant and equipment	13	271
Gain on equity investments	(89)	(40)
Stock-based compensation charge	1,418	414
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	28,492	4,037
Inventories	(3,264)	728
Prepaid expenses and other	831	4,626
Other liabilities	(234)	(64)
Other assets	(1,177)	1,459
Accounts payable	(33,608)	(25,083)
Accrued expenses and interest	(10,083)	(11,534)
Income taxes	(1,693)	14,898
Progress billings	(723)	14,473

Total adjustments	(15,875)	8,584

Net cash provided by operating activities	2,183	36,826

Cash flows from investing activities:
Additions to property, plant and equipment	(1,834)	(9,054)
Replacement equipment reimbursed by insurance companies from damage claims	—	(4,757)
Purchases of auction-rate securities	(105,081)	(61,584)
Proceeds from sales of auction-rate securities	94,718	71,913
Other	(38)	(33)

Net cash used in investing activities	(12,235)	(3,515)

Cash flows from financing activities:
Repurchase of common stock	(3,913)	(29,900)
Proceeds from the issuance of common stock	2,292	15,016

Net cash used in financing activities	(1,621)	(14,884)

Effect of exchange rate changes on cash	332	67
Net (decrease) increase in cash	(11,341)	18,494
Cash at beginning of period	64,320	85,214

Cash at end of period	$52,979	$103,708

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,815	$2,694
Cash paid during the period for income taxes	$14,373	$224
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,845	$2,346

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis”, the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2005.

2. STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard 123R, “Share-Based Payment” (FAS 123R). For the interim period ended March 31, 2006, the effect of the adoption of FAS 123R was a decrease to pre-tax earnings of $1.0 million and a decrease to net earnings of $0.6 million. The effect on both basic earnings per share and diluted earnings per share was a reduction of $.01. Compensation expense related to stock options for the three months ended March 31, 2006 of $1.0 million is included in selling, general and administrative expenses. Total compensation expense related to non-vested options not yet recognized at March 31, 2006 is $9.2 million, which we expect to recognize as compensation expense over the next 5 years.

We use a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method for recognizing stock-based compensation expense under FAS 123R, which is consistent with the method we used in recognizing stock-based compensation expense for disclosure purposes under FAS 123 prior to the adoption of FAS 123R.

The following table reconciles reported net income to pro forma net income for the quarter ended March 31, 2005 as if Valassis accounted for its stock options under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123R prior to its adoption on January 1, 2006.

Three Months Ended March 31,
(in thousands of U.S. dollars, except per share data)	2005
Net earnings, as reported	$28,242

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	266

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,077)

Pro forma net earnings	$26,431

Earnings per share:
Basic - as reported	$0.56
Basic - pro forma	$0.52

Diluted - as reported	$0.55
Diluted - pro forma	$0.51

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2006, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2006, Valassis had a commitment to purchase $3.6 million in Mexican pesos over the next 6 months.

As of March 31, 2006, our accumulated other comprehensive income was $1.8 million. Changes in other comprehensive income for the quarter were immaterial. Foreign currency translation is the majority component of accumulated other comprehensive income. The remainder relates to cumulative gains from hedging contracts and accrued interest from auction-rate securities.

4. GOODWILL AND OTHER INTANGIBLES

Intangible assets as of March 31, 2006 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at March 31, 2006		Unamortized Balance at March 31, 2006	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(2,057)		$1,398	5.4

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts	65,401	(47,144)		18,257
Run of Press	3,599	(2,260)		1,339
Neighborhood Targeted	4,195	(209)		3,986
Household Targeted	86,375	(53,733	)(1)	32,642
International & Services	64,864	—		64,864
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	256,534	(124,105)		132,429

Total	$259,989	$(126,162)		$133,827

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

5. CONTINGENCIES

On April 28, 2006, the Federal Trade Commission announced that it had approved issuance of the final consent order concerning Valassis, settling a claim alleging that remarks made during Valassis’ second quarter earnings call, held on July 22, 2004, violated Section 5 of the Federal Trade Commission Act.

Under the terms of the settlement, we did not admit any wrongdoing and are not required to pay any fines or penalties. The allegations were limited to the remarks made on our second quarter earnings conference call held on July 22, 2004 and there were no allegations regarding any conduct or effect beyond the remarks themselves. The settlement relieved us of the substantial expense, time and resources of continuing this proceeding.

The FTC announced the approval of the consent agreement on March 14, 2006, subject to a 30-day public comment period, during which time there were no public comments. The consent agreement prohibits us from communicating certain statements about competitive intentions (and standard prohibitions related to allocating markets and fixing prices).

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6. LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	March 31, 2006	Dec. 31, 2005
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,906	99,896
Zero Coupon Senior Convertible Notes due 2021, net of discount	14,365	14,260
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$274,271	$274,156
Less current portion	14,365	14,260

	$259,906	$259,896

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

	Three Months Ended March 31,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted	Household Targeted	International & Services	Total
2006
Revenues from external customers	$115.3	$20.3	$66.9	$18.2	$26.9	$247.6
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$1.9	$—	$0.5	$0.1	$1.0	$3.5
Segment profit	$17.6	$1.5	$5.9	$2.4	$2.1	$29.5

2005
Revenues from external customers	$131.7	$30.1	$74.3	$19.0	$24.2	$279.3
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.2	$—	$0.5	$0.2	$0.8	$3.7
Segment profit (loss)	$29.6	$3.1	$9.6	$0.9	$2.4	$45.6

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2006	2005
Profit for reportable segments	$29.5	$45.6
Unallocated amounts:
Interest expense	(2.9)	(2.7)
Other income	1.4	1.1

Earnings before income taxes	$28.0	$44.0

Domestic and foreign revenues were as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2006	2005
United States	$233.0	$266.6
Foreign	14.6	12.7

Total	$247.6	$279.3

8. EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2006	2005
Net Earnings	$18,058	$28,242

Basic EPS:
Weighted average common shares outstanding	47,652	50,687

Earnings per common share - basic	$0.38	$0.56

Diluted EPS:
Weighted average common shares outstanding	47,652	50,687
Weighted average shares purchased on exercise of dilutive options	2,171	5,444
Shares purchased with proceeds of options	(2,087)	(4,753)
Shares contingently issuable	33	52

Shares applicable to diluted earnings	47,769	51,430

Earnings per common share - diluted	$0.38	$0.55

Unexercised employee stock options to purchase 4,294,651 shares and 1,606,523 shares, of Valassis’ common stock were not included in the computations of diluted EPS for the three months ended March 31, 2006 and March 31, 2005, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

Overview

Valassis achieved quarterly revenues of $247.6 million for the quarter ended March 31, 2006, down 11.3% from the first quarter of 2005. First-quarter net earnings were $18.1 million, down 36.1% from the comparable period last year. We delivered diluted earnings per share (EPS) of $0.38, which fell within our previously published EPS range for the quarter of $0.38 to $0.44.

We believe the first quarter 2006 was difficult for the promotional media industry. Pre-Easter promotions moved out of the first quarter due to the fact that the Easter holiday fell in mid-April this year and there were fewer strong promotion Sundays in the quarter. Competition for marketing dollars from the Winter Olympics and telecommunications industry consolidation also contributed to a reduction in available promotional media spending. We also experienced price and margin pressure in almost every segment as many competitors vied for fewer promotional marketing opportunities during the quarter.

As expected, the Free-standing Insert (FSI) segment was negatively affected in the first quarter. In addition to a decline in industry units, we experienced a mid- to high-single digit percentage decline in FSI pricing in comparison to the first quarter of 2005, as a result of an aggressive competitive environment during 2004 and 2005 and the renegotiation of a contract with a major client effective January 1, 2006. Due to the multi-year nature of FSI customer contracts, the economic impact of a competitive pricing environment will likely continue into future periods even if pricing improves for new contracts.

Segment Results

FSI

In the quarter ended March 31, 2006, FSI revenues were $115.3 million, down 12.5% compared to the quarter ended March 31, 2005. Decreased revenues are attributable to a mid- to high-single digit percentage decline in average FSI pricing as the result of an aggressive competitive environment and the renegotiation of a contract with a major customer effective January 1, 2006 which has affected pricing on business in 2006. We also experienced a mid-single digit percentage decline in industry units coupled with a slight decline in market share as compared to the first quarter of 2005. We expect market share to improve in the second half of 2006 based on the timing of customer contracts. FSI cost of goods sold was relatively flat for the quarter ended March 31, 2006 versus the comparable period a year-ago on a cost-per-thousand (CPM) basis. Paper cost decreases were offset by an increase in media unit costs, caused by a decrease in pages produced coupled with an increase in publishing dates resulting in lower average pages per book.

ROP

Revenues for ROP decreased 32.6% in the first quarter of 2006 to $20.3 million from the year-ago quarter. This decline was primarily the result of the loss of business due to consolidation in the telecommunications industry and a large customer’s shift in budget dollars to later quarters in 2006.

Neighborhood Targeted

Our Neighborhood Targeted product revenues decreased 10.0% in the quarter ended March 31, 2006 to $66.9 million versus the quarter ended March 31, 2005. This decrease was primarily the result of the weak environment in the promotional print media industry and the movement of pre-Easter holiday advertising from the first quarter in 2005 to the second quarter in 2006. We lost a significant amount of business in the telecommunications area due to industry consolidation; however, we have re-secured some of this business and expect it to deliver revenue beginning in the third quarter of 2006. Segment profit declined due to the reduced revenue during the quarter as well as the effect of the competitive environment on margins.

Household Targeted

The Household Targeted segment had revenues of $18.2 million in the quarter ended March 31, 2006, a decrease of 4.2% over the quarter ended March 31, 2005. The decrease in revenues for this segment is due to a decline in direct mail pieces distributed and the discontinuance of PreVision’s agency business. We have secured a major grocery retailer’s frequent-shopper card data to replace our previous data source and have observed increased interest in frequent-shopper direct mail programs. The restructuring in this segment, which took place at the end of 2005, resulted in a significant increase in segment profit despite the reduced revenue.

International & Services

The International & Services segment reported revenues of $26.9 million in the first quarter of 2006, an increase of 11.2% over the first quarter of 2005. The majority of this increase is derived from coupon clearing services in the U.S., new media products in Germany and France, and increased revenue in Canada. Segment profit is down slightly due primarily to lower coupon clearing volumes in Europe.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the first quarter of 2006 to $32.9 million versus $34.1 million in the first quarter of 2005 despite the fact that the first quarter of 2006 includes $1.0 million of stock option expense as the result of the adoption of FAS 123R on January 1, 2006. The decrease resulted from our headcount reductions and other cost cutting measures undertaken in the fourth quarter of 2005.

Non-operating Items

Interest expense was $2.9 million in the first quarter of 2006, compared to $2.7 million in the first quarter of 2005.

Net Earnings

Net earnings were $18.1 million in the first quarter of 2006, a decrease of $10.1 million, or 36.1% from the first quarter of 2005. The decrease in earnings was due to a weak environment in the promotional media industry, the movement of the pre-Easter advertising period into the second quarter of 2006 versus the first quarter of 2005 and the expensing of stock options. Diluted earnings per share were $0.38 in the first quarter of 2006, compared to $0.55 in the first quarter of 2005. Had stock options been expensed in 2005, earnings would have been $26.4 million and EPS would have been $0.51 for the first quarter of 2005.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Generally, FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 46.6% of Valassis’ total revenue in the three months ended March 31, 2006. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include the future profits in the related receivables.

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

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $53.0 million at March 31, 2006 versus $64.3 million at December 31, 2005. This decrease was the result of cash provided by operations of $2.2 million offset by cash used for investing activities and financing activities of $12.2 million and $1.6 million, respectively, during the three-month period ended March 31, 2006.

Cash flow from operating activities was $2.2 million during the three months ended March 31, 2006 compared to $36.8 million during the year-ago quarter. This decrease was the result of $10.1 million in decreased earnings, approximately $11.0 million in estimated tax payments made in the first quarter of 2006 and the timing of ROP media payments in comparable periods.

Net cash used in investing activities was $12.2 million, consisting of $1.8 million in capital expenditures and $10.3 million in net sales of auction-rate securities to fund operating activities.

Net cash used in financing activities was $1.6 million, as the result of $3.9 million used to repurchase Valassis common stock under our share repurchase programs, partially offset by proceeds from stock option exercises. Although share repurchases were significantly lower than recent quarters, as of March 31, 2006, we had Board of Directors’ authorization to repurchase up to 6.1 million shares.

Cash and cash equivalents do not include investments in auction-rate securities of $82.4 million and $72.0 million at March 31, 2006 and December 31, 2005, respectively. Auction-rate securities are considered highly liquid due to the short duration of their reset periods.

Current and Long-term Debt

As of March 31, 2006, Valassis’ debt was $274.3 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6 5/8% Senior Notes due 2009, $14.4 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a euro currency-based rate or a prime rate. During the quarter ended March 31, 2006, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at March 31, 2006. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

The holders of Valassis’ Zero Coupon Senior Convertible Notes due 2021 (the 2021 Notes) may require us to purchase all or a portion of their notes on June 6, 2006, June 6, 2011 and June 6, 2016, at a price of $639.76, $742.47 and $861.67 per note, respectively, payable in cash. Therefore, the $14.4 million outstanding balance of this debt has been classified as current as of March 31, 2006. Also, each holder may require us to repurchase all or a portion of such holder’s notes if a change of control of Valassis occurs on or before June 6, 2006. Valassis, at its option, may redeem all or a portion of the 2021 Notes at their accreted value at any time on or after June 6, 2006, for cash.

The holders of the Senior Convertible Notes due 2033 (the 2033 Notes) receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness, to make acquisitions and, from time to time, to repurchase common stock through our stock repurchase program.

As of March 31, 2006, Valassis had Board of Directors’ authorization to repurchase up to 6.1 million shares of its common stock under its existing share repurchase programs.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of March 31, 2006, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $1.8 million for the three months ended March 31, 2006, although we still anticipate capital spending of $20 million during 2006. Management expects future capital expenditure requirements of approximately $20 to $25 million for each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2006. These statements are forward looking and actual results may differ materially.

Valassis expects earnings per share for 2006 to be between $1.95 and $2.15, including the effect of stock option expensing as required under FAS 123R. FSI pricing is expected to be down by a percentage in the mid- to high-single digits compared to 2005. Capital expenditures are expected to be approximately $20 million in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted SFAS 123R on January 1, 2006. The standard requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Valassis applied this Statement to all unvested awards outstanding as of December 31, 2005 and all awards granted on or after January 1, 2006. Compensation cost is being recognized on and after January 1, 2006 for the unvested portion of outstanding awards at that date based on the grant-date fair value of these awards previously calculated under SFAS 123 for pro-forma disclosures. Prior period financial statements are not restated to reflect the effect of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis adopted these provisions at January 1, 2006. The adoption did not have a material impact on our financial condition, results of operations and liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

Stock Compensation – Valassis grants stock options to its employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. Effective January 1, 2006, Valassis accounts for all options under SFAS No. 123R, “Share-Based Payment,” and utilizes the Black-Scholes valuation model, which requires us to make various estimates in calculating expense as required by SFAS No. 123R.

Customer Contract Bonuses – Valassis occasionally provides cash bonuses to key customers to secure the value of a long-term contract. The cost of such bonuses are capitalized and amortized as a reduction to revenue over the life of the customer contract to match the associated value of the contract.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Valassis’ principal market risks are interest rates on various debt instruments and foreign exchange rates at its international subsidiaries.

Interest Rates

Valassis has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. During the three months ended March 31, 2006, there was no outstanding balance under this line of credit. As of March 31, 2006, we have no borrowings on a variable-rate basis.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2006, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2006, Valassis had a commitment to purchase $3.6 million in Mexican pesos over the next six months.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

On April 28, 2006, the Federal Trade Commission announced that it had approved issuance of the final consent order concerning Valassis, settling a claim that alleged that remarks made during Valassis’ second quarter earnings call, held on July 22, 2004, violated Section 5 of the Federal Trade Commission Act.

Under the terms of the settlement, we did not admit any wrongdoing and are not required to pay any fines or penalties. The allegations were limited to the remarks made on our second quarter earnings conference call held on July 22, 2004 and there were no allegations regarding any conduct or effect beyond the remarks themselves. The settlement relieved us of the substantial expense, time and resources of continuing this proceeding.

The FTC announced the approval of the consent agreement on March 14, 2006, subject to a 30-day public comment period, during which time there were no public comments. The consent agreement prohibits us from communicating certain statements about competitive intentions (and standard prohibitions related to allocating markets and fixing prices).

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchase of shares of Valassis common stock during the quarter ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 through Jan. 31, 2006	104,500	$28.60	104,500	6,124,625
Feb. 1 through Feb. 28, 2006	32,800	$28.21	32,800	6,091,825
March 1 through March 31, 2006	—	—	—	6,091,825

Total	137,300	$28.51	137,300	6,091,825

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006

Valassis Communications, Inc. (Registrant)

By: /s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.