Form 10-Q
period 2006-06-30
VALASSIS COMMUNICATIONS INC
filed 2006-08-09
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐     No  ☒

As of August 2, 2006, there were 47,801,165 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

	June 30, 2006	Dec. 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,828	$64,320
Auction-rate securities	89,902	72,031
Accounts receivable (less allowance for doubtful accounts of $4,712 at June 30, 2006 and $5,101 at December 31, 2005)	261,228	273,863

Inventories:
Raw materials	17,686	13,352
Work in progress	11,023	11,883
Prepaid expenses and other	18,307	12,894
Refundable income taxes	3,133	—
Deferred income taxes	2,573	2,573

Total current assets	462,680	450,916

Property, plant and equipment, at cost:
Land and buildings	54,863	54,247
Machinery and equipment	136,195	136,771
Office furniture and computer equipment	63,043	61,449
Automobiles	221	221
Leasehold improvements	2,920	2,784

	257,242	255,472

Less accumulated depreciation and amortization	(151,039)	(147,325)

Net property, plant and equipment	106,203	108,147

Intangible assets:
Goodwill	173,134	173,134
Other intangibles	35,555	35,555

	208,689	208,689

Less accumulated amortization	(75,001)	(74,724)

Net intangible assets	133,688	133,965

Equity investment	676	614
Other assets	9,892	4,041

Total assets	$713,139	$697,683

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

	June 30, 2006	Dec. 31, 2005
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$97	$14,260
Accounts payable	216,728	215,696
Accrued expenses	39,592	49,181
Progress billings	37,643	44,314

Total current liabilities	294,060	323,451

Long-term debt	259,913	259,896
Other non-current liabilities	7,940	8,090
Deferred income taxes	2,721	2,721

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2006 and December 31, 2005
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,282,750 at June 30, 2006 and 63,217,176 at December 31, 2005; outstanding 47,796,727 at June 30, 2006 and 47,629,580 at December 31, 2005	632	632
Additional paid-in capital	40,493	39,102
Unearned compensation	—	(925)
Retained earnings	624,673	586,927
Accumulated other comprehensive income	3,083	1,389
Treasury stock, at cost (15,486,023 shares at June 30, 2006 and 15,587,596 shares at December 31, 2005)	(520,376)	(523,600)

Total stockholders’ equity	148,505	103,525

Total liabilities and stockholders’ equity	$713,139	$697,683

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$260,593	$276,427	$508,239	$555,711

Costs and expenses:
Cost of products sold	197,972	200,009	383,241	399,665
Selling, general and administrative	30,653	34,830	63,533	68,897

Total costs and expenses	228,625	234,839	446,774	468,562

Earnings from operations	31,968	41,588	61,464	87,149

Other expenses (income):
Interest expense	2,216	2,695	5,071	5,372
Other income, net	(728)	(746)	(2,082)	(1,820)

Total other expenses (income)	1,488	1,949	2,989	3,552

Earnings before income taxes	30,480	39,639	58,475	83,597

Income taxes	10,791	14,115	20,729	29,831

Net earnings	$19,689	$25,524	$37,746	$53,766

Net earnings per common share, basic	$0.41	$0.51	$0.79	$1.07

Net earnings per common share, diluted	$0.41	$0.50	$0.79	$1.05

Shares used in computing net earnings per share, basic	47,766,605	50,061,042	47,709,701	50,372,340

Shares used in computing net earnings per share, diluted	47,863,266	50,808,028	47,811,621	51,120,239

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net earnings	$37,746	$53,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,359	7,650
Amortization of bond discount	232	225
Provision for losses on accounts receivable	125	923
Loss on sale of property, plant and equipment	18	73
Stock-based compensation charge	3,185	827
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	12,510	(3,015)
Inventories	(3,474)	(1,119)
Prepaid expenses and other	(6,108)	(254)
Other liabilities	(150)	(29)
Other assets	(5,898)	1,807
Accounts payable	1,033	(27,470)
Accrued expenses and interest	(9,191)	(6,532)
Income taxes	(2,260)	17,888
Progress billings	(6,671)	7,860

Total adjustments	(9,290)	(1,166)

Net cash provided by operating activities	28,456	52,600

Cash flows from investing activities:
Additions to property, plant and equipment	(4,386)	(15,737)
Replacement equipment reimbursed by insurance companies from damage claims	—	(6,367)
Purchases of auction-rate securities	(234,408)	(176,781)
Proceeds from sales of auction-rate securities	216,536	179,904
Other	(212)	550

Net cash used in investing activities	(22,470)	(18,431)

Cash flows from financing activities:
Repayment of long term debt	(14,379)	—
Repurchase of common stock	(3,913)	(54,370)
Proceeds from the issuance of common stock	5,678	17,069

Net cash used in financing activities	(12,614)	(37,301)

Effect of exchange rate changes on cash	1,136	(2,005)
Net decrease in cash	(5,492)	(5,137)
Cash at beginning of period	64,320	85,214

Cash at end of period	$58,828	$80,077

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,666	$5,083
Cash paid during the period for income taxes	$25,643	$11,414
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,881	$2,346

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

2. STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) 123R, “Share-Based Payment” (FAS 123R) which requires all share-based payments, including stock option grants, to be expensed in the consolidated statements of operations based on their fair value on the grant date. We use a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method for recognizing stock-based compensation expense under FAS 123R, which is consistent with the method we used in recognizing stock-based compensation expense for disclosure purposes under FAS 123 prior to the adoption of FAS 123R.

For the quarter ended June 30, 2006, the effect of the adoption of FAS 123R was a decrease to pre-tax earnings of $1.3 million and a decrease to net earnings of $0.8 million. The effect on both basic earnings per share and diluted earnings per share was a reduction of $0.02. Compensation expense related to stock options for the six months ended June 30, 2006 was $2.3 million, or $1.5 million, net of tax. The effect on both basic earnings per share and diluted earnings per share was a reduction of $0.03 for the six month period.

The following table reconciles reported net income to pro forma net income for the quarter and six months ended June 30, 2005 as if Valassis accounted for its stock options under the fair value method of FAS 123R prior to its adoption on January 1, 2006.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands of U.S. dollars, except per share data)	2005	2005
Net earnings, as reported	$25,524	$53,766
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	267	533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,100)	(4,168)

Pro forma net earnings	$23,691	$50,131

Earnings per share:
Basic - as reported	$0.51	$1.07
Basic - pro forma	$0.47	$1.00

Diluted - as reported	$0.50	$1.05
Diluted - pro forma	$0.47	$0.98

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended June 30, 2006, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2006, Valassis had a commitment to purchase $8.4 million in Mexican pesos over the next 18 months.

As of June 30, 2006, our accumulated other comprehensive income was $3.1 million. Changes in other comprehensive income for the quarter were immaterial. Foreign currency translation is the majority component of accumulated other comprehensive income. The remainder relates to cumulative gains and losses from hedging contracts and accrued interest from auction-rate securities.

See Note 9 for additional discussion on interest rate hedges.

4. GOODWILL AND OTHER INTANGIBLES

Intangible assets as of June 30, 2006 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at June 30, 2006		Unamortized Balance at June 30, 2006	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(2,196)		$1,259	5.5

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts	65,401	(47,144)		18,257
Run of Press	3,599	(2,260)		1,339
Neighborhood Targeted	4,195	(209)		3,986
Household Targeted	86,375	(53,733	)(1)	32,642
International & Services	64,864	—		64,864
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	256,534	(124,105)		132,429

Total	$259,989	$(126,301)		$133,688

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

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

6. LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	June 30, 2006	Dec. 31, 2005
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,913	99,896
Zero Coupon Senior Convertible Notes due 2021, net of discount	97	14,260
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$260,010	$274,156
Less current portion	97	14,260

	$259,913	$259,896

On June 6, 2006, the majority of the holders of Valassis’ Zero Coupon Senior Convertible Notes due 2021 (the 2021 Notes) put their notes to Valassis at a price of $639.76 per note for $14.4 million in cash. Cash paid was equal to the accreted value of the debt recorded and no gain or loss was recognized. The remaining $97,000 of the 2021 Notes were called by Valassis on June 28, 2006 and settled in cash at the same price on July 28, 2006.

See Note 9 for additional discussion of debt commitments.

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

	Three Months Ended June 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted	Household Targeted	International & Services	Total
2006
Revenues from external customers	$117.0	$34.4	$67.4	$14.2	$27.6	$260.6
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.0	$—	$0.5	$0.1	$0.9	$3.5
Segment profit	$20.8	$3.7	$5.2	$0.1	$2.2	$32.0

2005
Revenues from external customers	$134.4	$27.3	$72.2	$16.7	$25.8	$276.4
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.0	$—	$0.5	$0.1	$1.0	$3.6
Segment profit	$28.4	$1.5	$8.8	$0.7	$2.2	$41.6

	Six Months Ended June 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted	Household Targeted	International & Services	Total
2006
Revenues from external customers	$232.3	$54.7	$134.3	$32.4	$54.5	$508.2
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$4.0	$—	$1.0	$0.2	$1.9	$7.1
Segment profit	$38.4	$5.2	$11.1	$2.5	$4.3	$61.5

2005
Revenues from external customers	$266.2	$57.4	$146.5	$35.7	$49.9	$555.7
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$4.2	$—	$1.0	$0.2	$1.9	$7.3
Segment profit	$57.9	$4.6	$18.4	$1.6	$4.6	$87.1

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2006	2005	2006	2005
Profit for reportable segments	$32.0	$41.6	$61.5	$87.1
Unallocated amounts:
Interest expense	(2.2)	(2.7)	(5.1)	(5.3)
Other income	0.7	0.7	2.1	1.8

Earnings before income taxes	$30.5	$39.6	$58.5	$83.6

Domestic and foreign revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2006	2005	2006	2005
United States	$245.7	$264.2	$478.7	$530.9
Foreign	14.9	12.2	29.5	24.8

Total	$260.6	$276.4	$508.2	$555.7

8. EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005
Net Earnings	$19,689	$25,524	$37,746	$53,766

Basic EPS:
Weighted average common shares outstanding	47,767	50,061	47,710	50,372

Earnings per common share - basic	$0.41	$0.51	$0.79	$1.07

Diluted EPS:
Weighted average common shares outstanding	47,767	50,061	47,710	50,372
Weighted average shares purchased on exercise of dilutive options	1,409	6,030	1,467	5,989
Shares purchased with proceeds of options	(1,346)	(5,335)	(1,398)	(5,293)
Shares contingently issuable	33	52	33	52

Shares applicable to diluted earnings	47,863	50,808	47,812	51,120

Earnings per common share - diluted	$0.41	$0.50	$0.79	$1.05

Unexercised employee stock options to purchase 5,421,976 shares and 5,207,711 shares, of Valassis’ common stock were not included in the computations of diluted EPS for the three months and six months ended June 30, 2006, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

9. PROPOSED ACQUISITION OF ADVO

As of July 5, 2006, Valassis and its wholly-owned subsidiary, Michigan Acquisition Corporation, entered into a definitive merger agreement with ADVO, Inc. (“ADVO”), a publicly-traded company on the New York Stock Exchange, pursuant to which it will acquire all of the outstanding common shares of ADVO stock for $37 per share in cash in a merger. The fully financed transaction is valued at approximately $1.3 billion, including approximately $125 million in existing ADVO debt which Valassis expects to refinance on or shortly after the consummation of the transaction. The transaction is expected to close in the September to October 2006 time frame, subject to the approval of ADVO shareholders, regulatory approvals and other customary conditions.

Valassis has secured committed financing from Bear, Stearns & Co., Inc. and Bear Stearns Corporate Lending, Inc. and Bank of America, N.A. and Banc of America Securities LLC, at a variable rate of interest calculated on LIBOR. Valassis expects to finance the acquisition by a combination of one or more of the following: available cash, bank borrowings and the issuance of debt securities. This commitment includes a revolving line of credit of $200 million which could replace Valassis’ current revolving line of credit.

On August 3, 2006, Valassis entered into a forward-dated $400 million LIBOR swap contract and a forward-dated $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO transaction. The swap and swaption derivative contracts serve to convert a portion of the proposed senior credit facility which will bear a variable rate of interest to a fixed rate. The derivatives will not qualify for hedge accounting treatment under SFAS No. 133. The derivative contracts will be stated at fair value and gains or losses arising from changes in fair value will be charged or credited to income during the period in which they arise.

The effective date of the swap is October 2, 2006 with an expiration date of October 2, 2013 with quarterly payments based off a LIBOR rate of 5.42%. The European LIBOR swaption expiration date is September 28, 2006 at a strike price of 5.60%. The premium paid for the swaption was approximately $1.0 million and will be recognized as an expense during the third quarter ended September 30, 2006. Significant fluctuations in LIBOR could cause a material earnings impact as well as require material cash commitments or cash settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook,” “Overview” and elsewhere in this report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of Valassis’ businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in Valassis’ paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; changes which affect the businesses of our customers and lead to reduced sales promotion spending; the ability and timing for the closing conditions to be satisfied in connection with Valassis’ merger agreement with ADVO; and the ability for Valassis to achieve synergies in connection with the merger and integration of ADVO successfully into its business. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Valassis reported quarterly revenues of $260.6 million for the second quarter, down 5.7% from the second quarter of 2005. Second quarter net earnings were $19.7 million, down 22.9% from the comparable period last year. We delivered $0.41 and $0.79 in earnings per share (EPS) for the second quarter and the first six months of 2006 compared to $0.51 and $1.05 for the respective periods in 2005.

As anticipated, the Free-standing Insert (FSI) segment was negatively affected in the second quarter. In addition to a decline in industry units, we experienced a reduction in FSI pricing in comparison to the second quarter of 2005, as a result of an aggressive competitive environment during 2004 and 2005 and the renegotiation of a contract with a major client effective January 1, 2006. Due to the multi-year nature of FSI customer contracts, the economic impact of a competitive pricing environment will likely continue into future periods even if pricing improves for new contracts.

On July 5, 2006, Valassis and its wholly-owned subsidiary, Michigan Acquisition Corporation, entered into a definitive merger agreement with ADVO, Inc., pursuant to which Valassis will acquire all outstanding common shares of ADVO stock for $37 per share in cash. The fully financed transaction is valued at approximately $1.3 billion, including approximately $125 million in existing ADVO debt which Valassis expects to refinance on or shortly after the consummation of the transaction. The transaction is expected to close in the September to October 2006 time frame, subject to the approval of ADVO shareholders, regulatory approvals and other customary conditions.

Segment Results

FSI

For the quarter ended June 30, 2006, FSI revenues were $117.0 million, down 12.9% compared to the quarter ended June 30, 2005. Decreased revenues are attributable to a decline in industry volume by a percentage in the low-single digits coupled with a decline in average FSI pricing as the result of a continued aggressive competitive environment and the renegotiation of a contract with a major customer effective January 1, 2006 which has adversely affected pricing on business during 2006. We also experienced a slight decrease in market share as compared to the second quarter of 2005. For the six months ended June 30, 2006, FSI revenues were $232.3 million, down 12.7% compared to the year-ago period. This decrease is attributable to a decline in industry volume coupled with a decline in average FSI pricing as described above. Market share was also down slightly. We expect market share to improve in the second half of 2006 based on the timing of customer contracts.

FSI cost of goods sold was down approximately 5% for the quarter ended June 30, 2006 versus the comparable period a year-ago on a cost-per-thousand (CPM) basis. This was due to a slight reduction in the cost of paper and a decrease in media unit costs resulting from higher average pages per book during the quarter and lower negotiated media rates. For the first six months of 2006, FSI cost of goods sold was down slightly on a CPM basis.

ROP

Revenues for ROP increased 26.0% in the second quarter of 2006 to $34.4 million from the year-ago quarter. This increase was primarily the result of a rebound in business from the telecommunications customer category and new business from the pharmaceutical customer category.

For the six months ended June 30, 2006, ROP revenues were down 4.7% to $54.7 million versus the comparable year-ago period. Much of the decline in the first quarter caused by a reduction in business with telecommunications customers was recovered in the second quarter. We expect further growth in ROP during the second half of 2006. Segment profit improved for both the quarter and six months ended June 30, 2006.

Neighborhood Targeted

Our Neighborhood Targeted product revenues decreased 6.6% in the quarter ended June 30, 2006 to $67.4 million versus the quarter ended June 30, 2005. For the six months ended June 30, 2006, Neighborhood Targeted product revenues decreased 8.3% to $134.3 million versus the comparable year-ago period. This segment was impacted by a decline in spending in the telecommunications and appliance manufacturing categories due to industry consolidations, and the reduction in spending of a specialty retail customer. Also, sampling revenue was down for both the second quarter and first six months of 2006 as this year’s revenue is heavily skewed to the third quarter compared to 2005. Segment profit declined due to the effect of lower volumes and the competitive environment on margins.

Household Targeted

The Household Targeted segment had revenues of $14.2 million in the quarter ended June 30, 2006, a decrease of 15.0% over the quarter ended June 30, 2005. For the six months ended June 30, 2006 revenues were down 9.2% to $32.4 million compared to the same period a year ago. The decrease in revenues for this segment is primarily due to the discontinuance of PreVision Marketing, LLC’s agency business at the end of 2005. As a result of the restructuring of the business at the end of 2005, segment profit for the six months ended June 30, 2006 increased by 56.3% to $2.5 million over the comparable period in the prior year.

International & Services

The International & Services segment reported revenues of $27.6 million in the second quarter of 2006, an increase of 7.0% over the second quarter of 2005. For the six months ended June 30, 2006 revenues were up 9.2% versus the comparable period a year ago, to $54.5 million. The majority of this increase is derived from new media products in Germany and France, and increased revenue in Canada.

Segment profit was flat for the quarter ended June 30, 2006 and down 6.5% for the six months ended June 30, 2006 versus the comparable year-ago periods. This is primarily the result of softness in U.S. coupon clearing due to a reduced number of coupons distributed and redeemed as well as spending on new media products in Europe.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the second quarter of 2006 to $30.7 million versus $34.8 million in the second quarter of 2005 despite the fact that the second quarter of 2006 includes $1.3 million of stock option expense as the result of the adoption of FAS 123R on January 1, 2006. For the six months ended June 30, 2006, selling, general and administrative costs were $63.5 million, which includes $2.3 million of stock option expense, versus $68.9 million during the same period in 2005, which does not include stock option expense. The decreases resulted from our headcount reductions and other cost cutting measures undertaken in the fourth quarter of 2005, and decreased incentive compensation.

Non-operating Items

Other non-operating expenses were $1.5 million and $3.0 million for the three months and six months ended June 30, 2006, respectively, down from $1.9 million and $3.6 million for the same year-ago periods. This was primarily the result of higher interest income due to better interest rates realized on our auction rate securities during 2006.

Net Earnings

Net earnings were $19.7 million in the second quarter of 2006, a decrease of $5.8 million, or 22.9% from the second quarter of 2005. For the six months ended June 30, 2006 net earnings were $37.8 million, a decrease of 29.8% over the first six months of 2005. The decrease in earnings was due to a combination of reduced FSI pricing and market share, softness in volume and pricing within our Neighborhood Target product segment and the expensing of stock options. Diluted earnings per share were $0.41 in the second quarter of 2006, compared to $0.50 in the second quarter of 2005. Diluted earnings per share were $.79 for the first six months of 2006, compared to $1.05 for the first six months of 2005. Had stock options been expensed in 2005, earnings would have been $23.7 million and $50.1 million and EPS would have been $0.47 and $0.98 for the first quarter and six months of 2005, respectively.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Generally, FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 45.7% of Valassis’ total revenue in the six months ended June 30, 2006. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include the future profits in the related receivables.

The majority of the revenue generated by NCH Marketing Services, Inc., a 100% owned subsidiary of Valassis, is from its coupon clearing business. NCH invoices the face value of the coupon, a retailer handling fee (if applicable) as well as NCH’s processing fee. The face value and the retailer handling fee are ultimately remitted by NCH to retailers and their agents. NCH records a gross receivable and payable for the coupon face value as well as the retailer handling fees and recognizes revenue only on the NCH processing fee.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $58.8 million at June 30, 2006 versus $64.3 million at December 31, 2005. This decrease was the result of cash provided by operations of $28.4 million offset by cash used for investing activities and financing activities of $22.5 million and $12.6 million, respectively, during the six-month period ended June 30, 2006.

Cash flow from operating activities was $28.4 million during the six months ended June 30, 2006 compared to $52.6 million during the year-ago quarter. This decrease was the result of $16.0 million in decreased earnings and the payments of liabilities and advances related to long-term customer contracts.

Net cash used in investing activities was $22.5 million during the six months ended June 30, 2006, consisting primarily of $4.4 million in capital expenditures and $17.9 million in net purchases of auction-rate securities to fund operating activities.

Net cash used in financing activities was $12.6 million during the six months ended June 30, 2006, as the result of our debt repayment of $14.4 million on the 2021 Notes and $3.9 million used to repurchase Valassis common stock under our share repurchase programs, partially offset by proceeds of $5.7 million from stock option exercises. Cash used in financing activities was significantly lower than the year-ago period due to a voluntary pull-back in share repurchase while reviewing a variety of alternative uses of cash.

Cash and cash equivalents do not include investments in auction-rate securities of $89.9 million and $72.0 million at June 30, 2006 and December 31, 2005, respectively. Auction-rate securities are considered highly liquid due to the short duration of their reset periods.

Current and Long-term Debt

As of June 30, 2006, Valassis’ debt was $260.0 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6 5/8% Senior Notes due 2009, $0.1 million of Zero Coupon Senior Convertible Notes due 2021, and $160.0 million of Senior Convertible Notes due 2033. In addition, we have a revolving line of credit of $125 million with a variable rate of interest calculated on either a euro currency-based rate or a prime rate. During the six months and quarter ended June 30, 2006, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at June 30, 2006. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or (Moody’s) Standard & Poor’s Rating Group (S&P).

On June 6, 2006, the majority of the holders of Valassis’ Zero Coupon Senior Convertible Notes due 2021 put their notes to Valassis at a price of $639.76 per note for $14.4 million in cash. Cash paid was equal to the accreted value of the debt recorded and no gain or loss was recognized. The remaining $97,000 of 2021 Notes was called by Valassis on June 28, 2006 and settled in cash at the same price on July 28, 2006.

The holders of the Senior Convertible Notes due 2033 receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their 2033 Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

On June 26, 2006, S&P downgraded our credit rating from BBB- to BB+ in reaction to our public announcement of lower earnings for fiscal year 2006. On July 6, 2006, S&P downgraded our credit rating one additional notch from BB+ to BB in anticipation of the proposed leverage of the ADVO transaction, and we remain on credit watch. Moody’s has not downgraded our credit rating, but we have been placed on credit watch. This downgrade did not trigger conversion of the 2021 Notes or the 2033 Notes. As discussed in Note 9 to our financial statements, the debt to be issued for the proposed acquisition of ADVO may cause further downgrades by the rating agencies which could trigger conversion of the 2033 Notes. However, it is anticipated that the conversion price would be out-of-the-money.

In addition, the financing in connection with the proposed ADVO acquisition will significantly increase our level of debt and will likely lower our debt rating. Lower debt ratings may adversely affect our cost of borrowings as well as our access to the capital markets. See Part II – Item 1A. Risk Factors: “Our anticipated acquisition of ADVO will require substantial additional capital to complete, which may substantially increase our debt leverage.”

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, to reduce its indebtedness and for general corporate purposes. As of June 30, 2006, Valassis had Board of Directors’ authorization to repurchase up to 6.1 million shares of its common stock under its existing share repurchase programs.

As discussed in Note 9 of the financial statements, Valassis has secured committed financing of $1.3 billion for the proposed ADVO transaction and has executed an associated interest rate hedge strategy.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

On August 3, 2006, Valassis entered into a forward-dated $400 million LIBOR swap contract and a forward-dated $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO transaction. The swap and swaption derivative contracts serve to convert a portion of the proposed senior credit facility which will bear a variable rate of interest to a fixed rate. The derivatives will not qualify for hedge accounting treatment under SFAS No. 133. The derivative contracts will be stated at fair value and gains or losses arising from changes in fair value will be charged or credited to income during the period in which they arise.

The effective date of the swap is October 2, 2006 with an expiration date of October 2, 2013 with quarterly payments based off a LIBOR rate of 5.42%. The European LIBOR swaption expiration date is September 28, 2006 at a strike price of 5.60%. The premium paid for the swaption was approximately $1.0 million and will be recognized as an expense during the third quarter ended September 30, 2006. Significant fluctuations in LIBOR could cause a material earnings impact as well as require material cash commitments or cash settlement.

Off-balance Sheet Arrangements

As of June 30, 2006, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $4.4 million for the six months ended June 30, 2006, although we still anticipate capital spending of $20 million during 2006. Management expects future capital expenditure requirements of approximately $20 to $25 million (excluding any impact of the pending acquisition of ADVO) for each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2006. These statements are forward looking and actual results may differ materially.

Valassis expects earnings per share for 2006 to be between $1.60 and $1.80, which includes the effect of stock option expensing as required under FAS 123R. This EPS range excludes any impact of the pending acquisition of ADVO. Capital expenditures are expected to be approximately $20 million in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted SFAS 123R on January 1, 2006. The standard requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Valassis applied this Statement to all unvested awards outstanding as of December 31, 2005 and all awards granted on or after January 1, 2006. Compensation cost is being recognized on and after January 1, 2006 for the fair value of new grants issued and for the unvested portion of outstanding awards at that date based on the grant-date fair value of these awards previously calculated under SFAS 123 for pro-forma disclosures. Prior period financial statements are not restated to reflect the effect of SFAS 123R.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, we will adopt these provisions as of January 1, 2007, and are currently evaluating the impact to our consolidated financial statements.

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

Customer Contract Incentives – Valassis occasionally provides upfront cash incentives to key customers to secure the value of a long-term contract. The cost of such incentives are capitalized and amortized as a reduction to revenue over the life of the customer contract to match the associated value of the contract.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Valassis’ principal market risks are interest rates on various debt instruments and foreign exchange rates at its international subsidiaries.

Interest Rates

Valassis has a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. During the three months and six months ended June 30, 2006, there was no outstanding balance under this line of credit. As of June 30, 2006, we have no borrowings on a variable-rate basis.

On July 5, 2006, Valassis and its wholly-owned subsidiary, Michigan Acquisition Corporation, entered into a definitive merger agreement to acquire 100% of the outstanding stock of ADVO and refinancing of ADVO’s existing debt for a total purchase price of $1.3 billion. Valassis has secured committed financing from Bear, Stearns & Co., Inc. and Bear Stearns Corporate Lending, Inc. and Bank of America, N.A. and Banc of America Securities LLC, at a variable rate of interest calculated on LIBOR. Valassis expects to finance the acquisition by a combination of one or more of the following: available cash, bank borrowings and the issuance of debt securities. This commitment includes a revolving line of credit of $200 million which could replace Valassis’ current revolving line of credit.

On August 3, 2006, Valassis entered into a forward-dated $400 million LIBOR swap contract and a forward-dated $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO transaction. The swap and swaption derivative contracts serve to convert a portion of the proposed senior credit facility which will bear a variable rate of interest to a fixed rate. Significant fluctuations in LIBOR could cause a material earnings impact as well as require material cash commitments or cash settlement.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter and six months ended June 30, 2006, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2006, Valassis had a commitment to purchase $8.4 million in Mexican pesos over the next 18 months.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors

On July 5, 2006, we entered into an agreement and plan of merger to purchase ADVO, subject to certain closing conditions including regulatory approval, the approval of the stockholders of ADVO and other customary conditions. In light of the announced agreement and the terms of such agreement and proposed transaction, we note the following risk factors.

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

We may be unable to consummate our proposed merger with ADVO.

Our proposed merger with ADVO is anticipated to close in September or October of 2006. However, this merger must be approved by ADVO’s shareholders before it can be finalized. We anticipate that the date of ADVO’s shareholder meeting will be on or about September 13, 2006. Consummation of the merger is also subject to the required regulatory approvals and the satisfaction of other closing conditions. If the merger is not completed for any reason or is materially delayed, our reputation, operations and financial condition may be harmed.

Our anticipated acquisition of ADVO will require substantial additional capital to complete, which may substantially increase our debt leverage.

In connection with the payment of the approximately $1.2 billion cash purchase price to the stockholders of ADVO in addition to expenses related to the ADVO acquisition, our existing resources and credit facilities are insufficient. Accordingly, we will need to raise funds through private and public debt financing. If, as anticipated, we finance the ADVO transaction with borrowed funds and were unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these aggregate debt obligations, we would default under the terms of the applicable loan agreement. Any such default would likely result in an acceleration of the repayment obligations to such lender as well as potential cross defaults to our existing lenders.

Even if we are able to meet our debt service obligations, the amount of debt we undertake could adversely affect us in a number of ways, including by:

•	Limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	Limiting our flexibility in planning for, or reacting to, changes in our business;

•	Placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	Triggering the conversion of our 2033 Notes;

•	Lowering our debt rating and increasing our cost of borrowed funds;

•	Making us more vulnerable to a downturn in our business or the economy generally;

•	Subjecting us to the risk of being forced to refinance these amounts when due at higher interest rates; and

•	Requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital, capital expenditures, and repurchasing our stock.

The acquisition of ADVO could disrupt our business and harm our financial condition if we are not able to successfully integrate the acquired business or if expected benefits of the combination do not materialize.

We entered into the agreement and plan of merger with ADVO with the expectation that the merger will result in benefits to us, including the realization of certain cost synergies. These benefits may not be fully realized, particularly if we fail to effectively manage the integration of ADVO. It is not certain that we will be able to successfully integrate ADVO in a timely manner or at all or that any of the anticipated benefits will be realized due to various challenges and difficulties involved in integrating two companies’ technologies, operations and personnel. Among such challenges will be evaluating, integrating, and documenting the combined company’s internal controls in conformance with the requirements of the Sarbanes-Oxley Act of 2002, which may increase operating costs and lower anticipated financial performance. In addition, the integration of Valassis and ADVO will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The success of the merger will depend, in part, on our ability to realize the anticipated revenue and expense opportunities from combining the business of ADVO into our business and there is no assurance that our financial results will meet or exceed the financial results that would have been achieved absent the anticipated merger. Subsequent to entering into the merger agreement, ADVO announced its financial results for its third quarter ending June 30, 2006, which were less than we anticipated. There is no assurance that between now and our anticipated closing date, ADVO’s financial results will meet its projections. If we fail to realize the anticipated benefits of the merger, it could have a material adverse effect on our business, financial condition and results of operations following the merger.

These risk factors that may affect future performance and the accuracy of forward-looking statements is illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of Valassis common stock during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr. 1 through Apr. 30, 2006	—	—	—	6,091,825
May 1 through May 31, 2006	—	—	—	6,091,825
June 1 through June 30, 2006	—	—	—	6,091,825

Total	—	—	—	6,091,825

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company voted on the following items described below at its Annual Meeting of Stockholders held on May 9, 2006.

The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected, were: Patrick F. Brennan, Kenneth V. Darish, Barry P. Hoffman, Walter H. Ku, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. Votes were cast for election of directors as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
Patrick F. Brennan	43,302,521	2,446,811	0
Kenneth V. Darish	43,387,212	2,362,120	0
Barry P. Hoffman	43,543,310	2,206,022	0
Walter H. Ku	42,669,564	3,079,768	0
Robert L. Recchia	42,838,708	2,910,624	0
Marcella A. Sampson	43,321,816	2,427,516	0
Alan F. Schultz	44,332,777	1,416,555	0
Faith Whittlesey	43,989,558	1,759,774	0

The proposal to re-approve the Company’s Amended and Restated Senior Executives Annual Bonus Plan to satisfy certain Internal Revenue Code requirements was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
44,367,518	1,334,958	46,856	0

The proposal to ratify the selection of Deloitte and Touche LLP, as independent auditors of the Company for the 2006 fiscal year was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
41,961,853	3,776,257	11,222	0

Item 5. Other Information

None.

Item 6. Exhibits

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

Dated: August 9, 2006

Valassis Communications, Inc.
(Registrant)

By:	/s/Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.