Form 10-Q
period 2006-09-30
VALASSIS COMMUNICATIONS INC
filed 2006-11-09
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 3, 2006, there were 47,806,526 shares of the Registrant’s Common Stock outstanding.

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

	Sept. 30,	Dec. 31,
Assets	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$86,865	$64,320
Auction-rate securities	80,611	72,031
Accounts receivable (less allowance for doubtful accounts of $4,466 at September 30, 2006 and $5,101 at December 31, 2005)	281,986	273,863
Inventories:
Raw materials	14,732	13,352
Work in progress	15,737	11,883
Prepaid expenses and other	22,001	12,894
Refundable income taxes	6,945	—
Deferred income taxes	2,565	2,573

Total current assets	511,442	450,916

Property, plant and equipment, at cost:
Land and buildings	55,190	54,247
Machinery and equipment	138,854	136,771
Office furniture and computer equipment	61,140	61,449
Automobiles	221	221
Leasehold improvements	2,920	2,784

	258,325	255,472

Less accumulated depreciation and amortization	(152,578)	(147,325)

Net property, plant and equipment	105,747	108,147

Intangible assets:
Goodwill	173,134	173,134
Other intangibles	35,555	35,555

	208,689	208,689

Less accumulated amortization	(75,140)	(74,724)

Net intangible assets	133,549	133,965

Investments	3,792	614
Other assets	12,400	4,041

Total assets	$766,930	$697,683

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

	Sept. 30,	Dec. 31,
Liabilities and Stockholders’ Equity	2006	2005
	(unaudited)
Current liabilities:
Current portion, long-term debt	$—	$14,260
Accounts payable	251,923	215,696
Accrued expenses	42,124	49,181
Progress billings	45,236	44,314

Total current liabilities	339,283	323,451

Long-term debt	259,922	259,896
Other non-current liabilities	8,106	8,090
Deferred income taxes	2,721	2,721

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2006 and December 31, 2005
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,286,355 at September 30, 2006 and 63,217,176 at December 31, 2005; outstanding 47,804,504 at September 30, 2006 and 47,629,580 at December 31, 2005	633	632
Additional paid-in capital	42,212	39,102
Unearned compensation	—	(925)
Retained earnings	631,295	586,927
Accumulated other comprehensive income	3,081	1,389
Treasury stock, at cost (15,481,851 shares at September 30, 2006 and 15,587,596 shares at December 31, 2005)	(520,323)	(523,600)

Total stockholders’ equity	156,898	103,525

Total liabilities and stockholders’ equity	$766,930	$697,683

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues	$248,883	$266,086	$757,121	$821,797

Costs and expenses:
Cost of products sold	187,233	199,163	570,474	598,828
Selling, general and administrative	38,593	33,455	102,126	102,353

Total costs and expenses	225,826	232,618	672,600	701,181

Earnings from operations	23,057	33,468	84,521	120,616

Other expenses (income):
Interest and related expense	15,861	2,797	20,932	8,169
Other income, net	(2,575)	(2,176)	(4,657)	(3,997)

Total other expenses (income)	13,286	621	16,275	4,172

Earnings before income taxes	9,771	32,847	68,246	116,444

Income taxes	3,149	11,542	23,878	41,373

Net earnings	$6,622	$21,305	$44,368	$75,071

Net earnings per common share, basic	$0.14	$0.43	$0.93	$1.50

Net earnings per common share, diluted	$0.14	$0.42	$0.93	$1.47

Shares used in computing net earnings per share, basic	47,804,279	49,407,630	47,741,574	50,047,237

Shares used in computing net earnings per share, diluted	47,807,447	50,431,716	47,779,046	50,902,479

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005
Cash flows from operating activities:
Net earnings	$44,368	$75,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,984	11,743
Amortization of bond discount	207	339
Provision for losses on accounts receivable	202	193
Loss on sale of property, plant and equipment	27	32
Write down of impaired assets	1,176	-
Stock-based compensation charge	4,996	1,241
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	(8,325)	(15,980)
Inventories	(5,234)	(5,227)
Prepaid expenses and other	(7,674)	(3,807)
Other liabilities	16	(95)
Other assets	(8,527)	2,981
Accounts payable	34,407	(5,596)
Accrued expenses and interest	(7,057)	(9,664)
Income taxes	(6,060)	6,335
Progress billings	922	27,259

Total adjustments	10,060	9,754

Net cash provided by operating activities	54,428	84,825

Cash flows from investing activities:
Additions to property, plant and equipment	(8,411)	(22,001)
Replacement equipment reimbursed by insurance companies from damage claims	—	(6,268)
Purchases of auction-rate securities	(467,914)	(223,552)
Proceeds from sales of auction-rate securities	459,333	279,944
Investment in affiliated companies	(3,000)
Other	(330)	495

Net cash (used in) provided by investing activities	(20,322)	28,618

Cash flows from financing activities:
Repayment of long term debt	(14,441)	-
Repurchase of common stock	(3,913)	(143,722)
Proceeds from the issuance of common stock	5,731	30,901

Net cash used in financing activities	(12,623)	(112,821)

Effect of exchange rate changes on cash	1,062	(2,073)
Net increase (decrease) in cash	22,545	(1,451)
Cash at beginning of period	64,320	85,214

Cash at end of period	$86,865	$83,763

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,279	$8,338
Cash paid during the period for income taxes	$32,513	$35,046
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,891	$2,416

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

2. STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) 123R, “Share-Based Payment” (FAS 123R) which requires all share-based payments, including stock option grants, to be expensed in the consolidated statements of operations based on their fair value on the grant date. We use a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method for recognizing stock-based compensation expense under FAS 123R, which is consistent with the method we used in recognizing stock-based compensation expense for disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation,” prior to the adoption of FAS 123R.

For the quarter ended September 30, 2006, the effect of the adoption of FAS 123R was a decrease to earnings before income taxes of $1.4 million and a decrease to net earnings of $0.9 million. The effect on both basic earnings per share and diluted earnings per share for the same period was a reduction of $0.02. Compensation expense related to stock options for the nine months ended September 30, 2006 was $3.7 million, or $2.4 million, net of tax. The effect on both basic earnings per share and diluted earnings per share for the same period was a reduction of $0.05.

The following table reconciles reported net income to pro forma net income for the quarter and nine months ended September 30, 2005 as if Valassis accounted for its stock options under the fair value method of FAS 123R prior to its adoption on January 1, 2006.

(in thousands of U.S. dollars, except per share data)	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Net earnings, as reported	$21,305	$75,071

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	267	800

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(2,623)	(6,791)

Pro forma net earnings	$18,949	$69,080

Earnings per share:
Basic - as reported	$0.43	$1.50
Basic - pro forma	$0.38	$1.38

Diluted - as reported	$0.42	$1.47
Diluted - pro forma	$0.38	$1.36

Total compensation expense for stock-based awards for the quarters ended September 30, 2006 and September 30, 2005 was $1.8 million and $0.4 million, respectively. Total stock-based compensation expense for the nine months ended September 30, 2006 and September 30, 2005 was $5.0 million and $1.2 million, respectively.

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended September 30, 2006, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2006, Valassis had a commitment to purchase $8.0 million in Mexican pesos over the next 15 months.

As of September 30, 2006, our accumulated other comprehensive income was $3.1 million. Changes in other comprehensive income for the quarter were immaterial. Foreign currency translation is the majority component of accumulated other comprehensive income. The remainder relates to cumulative gains and losses from hedging contracts and accrued interest from auction-rate securities.

See Note 9 for additional discussion on interest rate hedges.

4. GOODWILL AND OTHER INTANGIBLES

Intangible assets as of September 30, 2006 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Sept. 30, 2006	Unamortized Balance at Sept. 30, 2006	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(2,335)	$1,120	5.6

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts	65,401	(47,144)	18,257
Run of Press	3,599	(2,260)	1,339
Neighborhood Targeted	4,195	(209)	3,986
Household Targeted	86,375	(53,733)	32,642
International & Services	64,864	—	64,864
The Valassis name and other	32,100	(20,759)	11,341

Total non-amortizable intangible assets	256,534	(124,105)	132,429

Total	$259,989	$(126,440)	$133,549

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

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

Valassis filed suit on August 30, 2006 in the Delaware Chancery Court to rescind its $1.3 billion merger agreement with ADVO based on fraud, breach of contract and material adverse changes, alleging that ADVO management materially misrepresented the financial health of the company and failed to reveal internal control deficiencies and denied Valassis access to information. On September 8, 2006, ADVO filed an answer and counterclaims in response to Valassis’ complaint seeking, among other things, (i) a court declaration that Valassis has no right to rescind, terminate or otherwise evade its obligations under the merger agreement, (ii) specific performance requiring Valassis to consummate the acquisition at $37 per share, and (iii) a court order requiring Valassis to pay interest on the merger consideration. Valassis filed a reply and affirmative defenses to ADVO’s counterclaims on September 28, 2006 and amended its complaint on October 5, 2006 to include Michigan Acquisition Corporation, a wholly-owned subsidiary, as a plaintiff to the litigation. On September 13, 2006, the Delaware Chancery Court ordered that the trial begin on December 11, 2006 and for expedited discovery. Expedited discovery is ongoing. Valassis intends to vigorously pursue its claim and defend itself against ADVO’s counterclaims; however, it is not possible at this time to determine with any degree of certainty the ultimate outcome of the litigation. If Valassis consummates the ADVO acquisition, it may, among other things, become responsible for ADVO’s litigation costs and be required to pay interest to ADVO shareholders which may have a material adverse effect on Valassis’ financial position and results of operations.

Valassis is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6. LONG-TERM DEBT

Long-term debt is summarized as follows:

	Sept. 30,	Dec. 31,
(in thousands of U.S. dollars)	2006	2005
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,922	99,896
Zero Coupon Senior Convertible Notes due 2021, net of discount	—	14,260
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$259,922	$274,156
Less current portion	—	14,260

	$259,922	$259,896

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

Valassis maintained a $125.0 million revolving credit facility (the “Facility”) which expired on November 1, 2006. Valassis has elected not to renew the Facility and will evaluate its liquidity needs upon conclusion of the litigation to rescind the merger agreement with ADVO, Inc. as discussed in Note 9.

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

	Three Months Ended Sept. 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted	Household Targeted	International & Services	Total
2006
Revenues from external customers	$105.9	$24.6	$79.0	$12.6	$26.8	$248.9
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.1	$—	$0.5	$—	$0.9	$3.5
Segment profit (loss)	$12.5	$4.4	$8.2	$0.2	$(2.2)	$23.1

2005
Revenues from external customers	$114.0	$29.8	$87.8	$12.6	$21.9	$266.1
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$2.3	$—	$0.5	$—	$1.2	$4.0
Segment profit (loss)	$21.3	$2.2	$10.6	$(1.3)	$0.7	$33.5

	Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	FSI	ROP	Neighborhood Targeted	Household Targeted	International & Services	Total
2006
Revenues from external customers	$338.2	$79.3	$213.3	$45.0	$81.3	$757.1
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$6.0	$—	$1.5	$0.2	$2.8	$10.5
Segment profit	$50.9	$9.6	$19.3	$2.7	$2.0	$84.5

2005
Revenues from external customers	$380.2	$87.2	$234.2	$48.3	$71.9	$821.8
Intersegment revenues	$—	$—	$—	$—	$—	$—
Depreciation/amortization	$6.5	$—	$1.5	$0.2	$3.1	$11.3
Segment profit	$79.2	$6.8	$29.0	$0.4	$5.2	$120.6

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2006	2005	2006	2005
Profit for reportable segments	$23.1	$33.5	$84.5	$120.6
Unallocated amounts:
Interest and related expense	(15.9)	(2.8)	(20.9)	(8.2)
Other income	2.6	2.2	4.6	4.0

Earnings before income taxes	$9.8	$32.9	$68.2	$116.4

Domestic and foreign revenues were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2006	2005	2006	2005
United States	$233.9	$256.4	$712.5	$787.3
Foreign	15.0	9.7	44.6	34.5

Total	$248.9	$266.1	$757.1	$821.8

8. EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005
Net Earnings	$6,622	$21,305	$44,368	$75,071

Basic EPS:
Weighted average common shares outstanding	47,804	49,408	47,742	50,047

Earnings per common share - basic	$0.14	$0.43	$0.93	$1.50

Diluted EPS:
Weighted average common shares outstanding	47,804	49,408	47,742	50,047
Weighted average shares purchased on exercise of dilutive options	2	6,726	278	6,980
Shares purchased with proceeds of options and unearned restricted shares	(33)	(5,754)	(275)	(6,177)
Shares contingently issuable	34	52	34	52

Shares applicable to diluted earnings	47,807	50,432	47,779	50,902

Earnings per common share - diluted	$0.14	$0.42	$0.93	$1.47

Unexercised employee stock options to purchase 6,676,523 shares and 6,401,094 shares, of Valassis’ common stock were not included in the computations of diluted EPS for the three months and nine months ended September 30, 2006, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

9. PROPOSED ACQUISITION OF ADVO

As of July 5, 2006, Valassis and its wholly-owned subsidiary, Michigan Acquisition Corporation, entered into a definitive merger agreement with ADVO, Inc. (“ADVO”), a publicly-traded company on the New York Stock Exchange, pursuant to which it would acquire all of the outstanding common shares of ADVO stock for $37 per share in cash in a merger. Valassis filed suit on August 30, 2006 in Delaware Chancery Court, seeking to rescind its $1.3 billion merger agreement with ADVO based on fraud and material adverse changes. Proceedings are scheduled to begin December 11, 2006.

In the event the merger is consummated, Valassis expects to finance the acquisition by a combination of one or more of the following: available cash, bank borrowings and the issuance of debt securities. Valassis has received an Amended and Restated Commitment Letter, dated July 26, 2006 (the “Commitment Letter”), from Bear, Stearns & Co., Inc., Bear Stearns Corporate Lending, Inc., Bank of America, N.A. and Banc of America Securities LLC, at a variable rate of interest based on LIBOR. This commitment expires on March 31, 2007. On September 1, 2006, Valassis received a letter from the banks indicating that they are reserving their rights under the Commitment Letter with respect to the litigation with ADVO and that they would have to complete additional due diligence prior to providing any financing pursuant to the Commitment Letter.

On August 3, 2006, Valassis entered into a forward-dated $400 million LIBOR swap contract and a forward-dated $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO acquisition. Valassis terminated the swap on September 28, 2006 and did not exercise its swaption contract which expired on September 28, 2006. On the same day, Valassis entered into a new forward-dated $400 million European LIBOR swaption with an expiration date of February 28, 2007 at a strike price of 5.29%. The termination of the swap and the mark-to market adjustments of the premiums on the swaptions resulted in incremental interest expense of $12.6 million in the third quarter ended September 30, 2006. Valassis has a $1.8 million asset at September 30, 2006 for the premium on the new swaption contract which will be marked to market over the reporting period through February 28, 2007. The swap and swaption derivative contracts served to convert a portion of the proposed senior credit facility, which would bear a variable rate of interest, to a fixed rate. The derivatives did not qualify for hedge accounting treatment under SFAS No. 133 and are stated at fair value with gains or losses arising from changes in fair value being charged to interest expense during the period in which they arise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook,” “Overview” and elsewhere in this report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of Valassis’ businesses; a shift in customer preference for different promotional materials, strategies or coupon delivery methods; an unforeseen increase in Valassis’ paper costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; changes which affect the businesses of our customers and lead to reduced sales promotion spending; the uncertainty with respect to, and the ultimate outcome of, the ongoing litigation initiated by Valassis to rescind its merger agreement with ADVO; and if Valassis does not prevail in such litigation, risks associated with the availability, timing and cost of financing the acquisition, the failure to achieve synergies in connection with the merger and the failure to successfully integrate ADVO’s operations. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Valassis reported quarterly revenues of $248.9 million for the third quarter of 2006, down 6.5% from the third quarter of 2005. Third-quarter net earnings were $6.6 million, or $0.14 in earnings per share (EPS). Included in net earnings are $10.1 million (net of tax) in charges related to the proposed acquisition of ADVO and the subsequent lawsuit to rescind the merger agreement with ADVO and $2.3 million (net of tax) of non-recurring charges taken in the third quarter of 2006. Excluding these items, earnings would have been $19.0 million, or $0.40 in EPS.

As anticipated, the Free-standing Insert (FSI) segment was negatively affected in the third quarter of 2006. FSI revenue decreased 7.1% to $105.9 million from the third quarter of 2005. We experienced a reduction in FSI pricing during the third quarter of 2006 in comparison to the third quarter of 2005, as a result of an aggressive competitive environment. Due to the multi-year nature of FSI customer contracts, the economic impact of the competitive pricing environment will likely continue into future periods even if pricing improves for new contracts.

On July 5, 2006, Valassis and its wholly-owned subsidiary, Michigan Acquisition Corporation, entered into a definitive merger agreement with ADVO, Inc., pursuant to which Valassis would acquire all outstanding shares of ADVO common stock for $37 per share in cash. Valassis filed suit on August 30, 2006 in Delaware Chancery Court, seeking to rescind its $1.3 billion merger agreement with ADVO based on fraud and material adverse changes. Proceedings are scheduled to begin December 11, 2006. See Part II – Item 1 “Legal Proceedings” for further information regarding the litigation.

Segment Results

FSI

For the quarter ended September 30, 2006, FSI revenues were $105.9 million, a decrease of 7.1% compared to the quarter ended September 30, 2005. The decrease in revenues is attributable to a decline in average FSI pricing as the result of a continued aggressive competitive environment and the renegotiation of a contract with a major customer effective January 1, 2006 which has adversely affected pricing on business during 2006. Industry pages increased approximately 3% during the quarter, and we also experienced a modest increase in market share as compared to the first half of 2006. For the nine months ended September 30, 2006, FSI revenues were $338.2 million, a decrease of 11.0% compared to the year-ago period. This decrease is attributable to a decline in industry volume coupled with a decline in average FSI pricing as previously described.

FSI cost of goods sold decreased approximately 3% for the quarter ended September 30, 2006 compared to the comparable period a year-ago on a cost-per-thousand (CPM) basis. This was due to a slight reduction in the cost of paper and lower negotiated media rates. For the nine months ended September 30, 2006, FSI cost of goods sold also decreased approximately 3% on a CPM basis.

ROP

Revenues for ROP decreased 17.4% in the third quarter of 2006 to $24.6 million from the year-ago quarter. This decrease was primarily the result of a change in mix of business to more fee-based business within the telecommunications customer category. For the nine months ended September 30, 2006, ROP revenues were $79.3 million, a decrease of 9.1% from the comparable year-ago period. The decline again was the result of a shift to more fee-based revenue business. Segment profit improved for both the quarter and nine months ended September 30, 2006, due to the increase in fee-based business.

Neighborhood Targeted

Our Neighborhood Targeted product revenues decreased 10.0% in the quarter ended September 30, 2006 to $79.0 million as compared to the quarter ended September 30, 2005. For the nine months ended September 30, 2006, Neighborhood Targeted product revenues decreased 8.9% to $213.3 million as compared to the comparable year-ago period. Although we experienced strong performance from our sampling product, this segment continues to be negatively impacted by a decline in preprint spending in the telecommunications and appliance manufacturing categories due to industry consolidations, and the reduction in spending of a specialty retail customer. With the impact of these spending reductions reducing our revenue base in 2006, we expect a return to revenue growth in 2007. Segment profit declined due to the effect of lower volumes and the competitive environment on margins.

Household Targeted

The Household Targeted segment had revenues of $12.6 million in the quarter ended September 30, 2006, equal to the quarter ended September 30, 2005. For the nine months ended September 30, 2006, revenues were down 6.6% to $45.0 million compared to the same period a year ago. The decrease in revenues for this segment is primarily due to the discontinuance of PreVision Marketing, LLC’s agency services business at the end of 2005. As a result of the restructuring of the business at the end of 2005, segment profit for the nine months ended September 30, 2006 increased to $2.7 million compared to $0.4 million in the prior year period.

International & Services

The International & Services segment reported revenues of $26.8 million in the third quarter of 2006, an increase of 22.4% over the third quarter of 2005. For the nine months ended September 30, 2006, revenues increased 12.9% compared to the same period a year ago, to $81.3 million. The majority of this increase was derived from new media products in France, and increased revenue in Canada.

During the quarter, a $1.7 million charge, net of tax, was recognized related to the close-down of the agency business in France as part of a transition to a media-based business model. In addition, a $0.6 million charge, net of tax, was recognized as the result of discontinuing the eSettlement business unit of NCH Marketing Services, Inc. (NCH).

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the third quarter of 2006 to $38.6 million versus $33.5 million in the third quarter of 2005, due to $3.6 million in costs related to closing down our agency business in France and the eSettlement business unit of NCH, and $2.9 million of costs associated with the proposed acquisition of ADVO and related litigation to rescind the merger agreement. Without these items, SG&A would have declined 3.9% to $32.1 million, despite the fact that the third quarter of 2006 includes $1.4 million of stock option expense as the result of the adoption of FAS 123R on January 1, 2006. For the nine months ended September 30, 2006, selling, general and administrative costs were $102.1 million, which includes the unusual charges in the third quarter described previously and $3.6 million of stock option expense, as compared to $102.4 million during the same period in 2005, which does not include stock option expense. The decreases in SG&A in 2006 resulted from our headcount reductions and other cost cutting measures undertaken in the fourth quarter of 2005, and decreased incentive compensation.

Non-operating Items

Other non-operating expenses were $13.3 million and $16.3 million for the three months and nine months ended September 30, 2006, respectively, up from $0.6 million and $4.2 million for the same year-ago periods. This was primarily the result of increased interest expense due to an $11.3 million charge in connection with the termination of a $400 million interest-rate swap contract and a $1.0 million premium on a $400 million interest-rate swaption which Valassis did not exercise. Both of these contracts were entered into as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO acquisition pursuant to a merger agreement Valassis is now seeking to rescind. See Part II – Item 1 “Legal Proceedings” for further details regarding the litigation. See Note 9 for further details regarding these interest rate hedges.

Net Earnings

Net earnings were $6.6 million in the third quarter of 2006, a decrease of $14.7 million, or 68.9% from the third quarter of 2005. For the nine months ended September 30, 2006 net earnings were $44.4 million, a decrease of 40.9% over the first nine months of 2005. The decrease in earnings was due to a combination of $10.1 million, net of tax, in ADVO transaction-related costs, including the interest-rate hedges, $2.3 million net of tax, non-recurring close-down costs, reduced FSI pricing, softness in volume and pricing within our Neighborhood Target product segment and the expensing of stock options. Diluted earnings per share were $0.14 in the third quarter of 2006, compared to $0.42 in the third quarter of 2005. Diluted earnings per share were $0.93 for the first nine months of 2006, compared to $1.47 for the first nine months of 2005. Had stock options been expensed in 2005, earnings would have been $18.9 million and $69.1 million and EPS would have been $0.38 and $1.36 for the third quarter and nine months of 2005, respectively.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Generally, FSI customers (except remnant space customers) are billed for 75% of each order eight weeks in advance of the publication date and are billed for the balance immediately prior to the publication date. FSI revenue accounted for 44.7% of Valassis’ total revenue in the nine months ended September 30, 2006. Valassis records work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include the future profits in the related receivables.

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

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $86.9 million at September 30, 2006 compared to $64.3 million at December 31, 2005. This increase was the result of cash provided by operations of $54.4 million, offset by cash used for investing activities and financing activities of $20.3 million and $12.6 million, respectively, during the nine-month period ended September 30, 2006.

Cash flow from operating activities was $54.4 million during the nine months ended September 30, 2006 compared to $84.8 million during the year-ago period. This decrease was primarily the result of $30.7 million in decreased earnings. In addition, payments of liabilities and advances related to long-term customer contracts were offset by a change in certain vendor payment terms to better match the receipt of payments from certain customers.

Net cash used in investing activities was $20.3 million during the nine months ended September 30, 2006, consisting primarily of $8.4 million in capital expenditures and $8.6 million in net purchases of auction-rate securities. Capital expenditures were significantly lower for the nine months ended September 30, 2006, versus the comparable period in 2005 which included the addition of a new printing press and the purchase of a new operations facility. We anticipate capital spending for 2006 to be substantially below the $20 million level originally forecasted.

Net cash used in financing activities was $12.6 million during the nine months ended September 30, 2006, as the result of our debt repayment of $14.4 million on the Zero Coupon Senior Convertible Notes due 2021 and $3.9 million used to repurchase Valassis common stock under our share repurchase programs, partially offset by proceeds of $5.7 million from stock option exercises. Cash used in financing activities was significantly lower than the year-ago period due to a voluntary pull-back in share repurchase.

Cash and cash equivalents do not include investments in auction-rate securities of $80.6 million and $72.0 million at September 30, 2006 and December 31, 2005, respectively. Auction-rate securities are considered highly liquid due to the short duration of their reset periods.

Current and Long-term Debt

As of September 30, 2006, Valassis’ debt was $259.9 million, which consists of $100.0 million ($99.9 million, net of discount) of its 6 5/8% Senior Notes due 2009 and $160.0 million of its Senior Convertible Notes due 2033. In addition, we had a revolving line of credit (the “Facility”) of $125 million with a variable rate of interest calculated on either a euro currency-based rate or a prime rate. During the nine months and quarter ended September 30, 2006, there was no outstanding balance under the Facility. The Facility expired on November 1, 2006, and Valassis has elected not to renew it. Valassis will evaluate its liquidity needs upon conclusion of the litigation to rescind the merger agreement with ADVO as discussed in Part II – Item 1. Valassis was in compliance with all debt covenants at September 30, 2006. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon certain credit rating downgrades by either Moody’s Investor Service, Inc. (Moody’s) or Standard & Poor’s Rating Group (S&P).

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

The holders of the Senior Convertible Notes due 2033 receive cash interest payments of 1.625% per year on the original discounted amount, payable semi-annually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their 2033 Notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control of Valassis occurs. Valassis, at its option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

On June 26, 2006, S&P downgraded our credit rating from BBB- to BB+ in reaction to our public announcement of lower earnings for fiscal year 2006. On July 6, 2006, S&P downgraded our credit rating one additional notch from BB+ to BB in anticipation of the proposed leverage of the ADVO acquisition pursuant to a merger agreement that Valassis is seeking to rescind, and we remain on credit watch. On October 30, 2006, Moody’s downgraded our credit rating from Baa3 to Ba1 due to its belief that there is significant earnings pressure due to FSI pricing in 2007, customer consolidation in the Neighborhood Targeted segment and our willingness to have a more aggressive leverage profile. The new rating is under review for possible further downgrade pending the outcome of the litigation related to the ADVO acquisition. This downgrade did not trigger conversion of the 2021 Notes or the 2033 Notes. As discussed in Note 9 to our financial statements, the debt that would be issued for the proposed acquisition of ADVO may cause further downgrades by the rating agencies which could trigger conversion of the 2033 Notes. However, it is anticipated that the conversion price would be out-of-the-money.

In addition, the financing which would be required in connection with the proposed ADVO acquisition would significantly increase our level of debt and likely lower our debt rating further. Lower debt ratings may increase our cost of borrowing as well as adversely affect our access to the capital markets. See Part II—Item 1A Risk Factors: “Our anticipated acquisition of ADVO will require substantial additional capital to complete which may substantially increase our debt leverage” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, to reduce its indebtedness and for general corporate purposes. As of September 30, 2006, Valassis had Board of Directors’ authorization to repurchase up to 6.1 million shares of its common stock under its existing share repurchase programs.

As discussed in Note 9 of the financial statements, Valassis has received an Amended and Restated Commitment Letter, dated July 26, 2006 (the “Commitment Letter”), pursuant to which, subject to the conditions set forth therein, banks have committed to provide $1.3 billion for the proposed ADVO acquisition and has executed an associated interest rate hedge strategy. As discussed in Part II – Item 1 entitled “Legal Proceedings,” Valassis filed suit in Delaware Chancery Court to rescind the merger agreement. On September 1, 2006, Valassis received a letter from the banks indicating that they are reserving their rights under the Commitment Letter with respect to the litigation with ADVO and that they would have to complete additional due diligence prior to providing any financing pursuant to the Commitment Letter.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

On August 3, 2006, Valassis entered into a forward-dated $400 million LIBOR swap contract and a forward-dated $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO acquisition. On September 28, 2006, Valassis terminated the swap and did not exercise its swaption contract which expired on September 28, 2006. On the same day, Valassis entered into a new forward-dated $400 million European LIBOR swaption contract with an expiration date of February 28, 2007 at a strike price of 5.29%. The termination of the swap and the swaption premiums resulted in an incremental interest expense of $12.6 million in the third quarter ended September 30, 2006. Valassis has a $1.8 million asset at September 30, 2006 for the premium on the new swaption contract that will be marked to market over the reporting period through February 28, 2007. The swap and swaption derivative contracts served to convert a portion of the proposed senior credit facility, which will bear a variable rate of interest, to a fixed rate. The derivatives did not qualify for hedge accounting treatment under SFAS No. 133 and will be stated at fair value with gains or losses arising from changes in fair value being charged to interest expense during the period in which they arise. As discussed in Part II – Item 1 entitled “Legal Proceedings,” Valassis filed suit in Delaware Chancery Court to rescind the merger agreement.

Off-balance Sheet Arrangements

As of September 30, 2006, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $8.4 million for the nine months ended September 30, 2006, and we anticipate capital spending for 2006 to be substantially less than the $20 million level previously forecasted. Management expects future capital expenditure requirements of approximately $20 million for each of the next three to five years to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

Business Outlook

The following statements are based on current expectations for 2006 and 2007. These statements are forward-looking and are subject to a number of factors and uncertainties and actual results may differ materially. See the introductory paragraph to Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regarding the 2006 EPS guidance range of $1.60 to $1.80, management noted that although there is time remaining in 2006 to secure additional business, it will be a challenge to get to the low end of the range. This EPS range excludes any costs related to the proposed acquisition of ADVO and subsequent lawsuit to rescind the agreement. We expect capital expenditures in 2006 to be substantially less than the $20 million level originally forecasted for 2006.

Regarding 2007, we expect revenue increases in our ROP, Neighborhood Targeted, Household Targeted and International & Services business segments. In our FSI business segment, we believe existing contracts and those currently in negotiation are expected to lead to a FSI pricing decline in 2007, similar to the one experienced in 2006 of approximately 10%. We expect to be able to lower our FSI costs on a cost-per-thousand basis, but this will not offset the reduced FSI pricing.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis adopted these provisions at January 1, 2006. The adoption did not have a material impact on our financial condition, results of operations and liquidity.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 as required and do not expect a material impact on our financial condition, results of operations and liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

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

Interest Rates

On November 1, 2006, Valassis elected not to renew its revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate. During the three months and nine months ended September 30, 2006, there was no outstanding balance under this line of credit. As of September 30, 2006, we have no borrowings on a variable-rate basis.

On July 5, 2006, Valassis and its wholly-owned subsidiary, Michigan Acquisition Corporation, entered into a definitive merger agreement to acquire 100% of the outstanding stock of ADVO and refinancing of ADVO’s existing debt for a total purchase price of $1.3 billion, which Valassis is now seeking to rescind. Valassis has secured committed financing from Bear, Stearns & Co., Inc. and Bear Stearns Corporate Lending, Inc. and Bank of America, N.A. and Banc of America Securities LLC, at a variable rate of interest based on LIBOR. If Valassis is ordered by the Court to consummate the merger, Valassis expects to finance the acquisition by a combination of one or more of the following: available cash, bank borrowings and the issuance of debt securities. This commitment includes a revolving line of credit of $200 million which could replace Valassis’ current revolving line of credit and expires on March 31, 2007.

On September 28, 2006, Valassis entered into $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO acquisition pursuant to a merger agreement which Valassis is now seeking to rescind. The swaption derivative contracts serve to convert a portion of the proposed senior credit facility which will bear a variable rate of interest to a fixed rate. Significant fluctuations in LIBOR could cause a material earnings impact as well as require material cash commitments or cash settlement.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound, and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter and nine months ended September 30, 2006, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2006, Valassis had a commitment to purchase $8.0 million in Mexican pesos over the next 15 months.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, Valassis carried out an evaluation, under the supervision and with the participation of its Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Valassis filed suit on August 30, 2006 in the Delaware Chancery Court to rescind its $1.3 billion merger agreement with ADVO based on fraud, breach of contract and material adverse changes, alleging that ADVO management materially misrepresented the financial health of the company and failed to reveal internal control deficiencies and denied Valassis access to information. On September 8, 2006, ADVO filed an answer and counterclaims in response to Valassis’ complaint seeking, among other things, (i) a court declaration that Valassis has no right to rescind, terminate or otherwise evade its obligations under the merger agreement, (ii) specific performance requiring Valassis to consummate the acquisition at $37 per share, and (iii) a court order requiring Valassis to pay interest on the merger consideration. Valassis filed a reply and affirmative defenses to ADVO’s counterclaims on September 28, 2006 and amended its complaint on October 5, 2006 to include Michigan Acquisition Corporation, a wholly-owned subsidiary, as a plaintiff to the litigation. On September 13, 2006, the Delaware Chancery Court ordered that the trial begin on December 11, 2006 and for expedited discovery. Expedited discovery is ongoing. Valassis intends to vigorously pursue its claim and defend itself against ADVO’s counterclaims; however, it is not possible at this time to determine with any degree of certainty the ultimate outcome of the litigation. If Valassis consummates the ADVO acquisition, it may, among other things, become responsible for ADVO’s litigation costs and be required to pay interest to ADVO shareholders which may have a material adverse effect on Valassis’ financial position and results of operations.

On January 18, 2006, Valassis filed a lawsuit in Michigan Federal Court against News America Incorporated, a/k/a News America Marketing Group, News America Marketing FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively, “News”). The complaint alleges the violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Specifically, the complaint alleges that News has tied the purchase of its in-store promotion and advertising services to the purchase of space in its FSI and that News has attempted to monopolize the FSI market. The complaint alleges damages in excess of $1.5 billion, injunctive relief and costs for violation of the Sherman Act. On September 28, 2006, the Federal Magistrate recommended that the Valassis complaint be dismissed unless Valassis amended its complaint to provide more specific information on certain issues. Valassis filed its amended complaint providing such additional information on October 16, 2006.

Valassis is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

On July 5, 2006, we entered into an agreement and plan of merger to purchase ADVO, subject to certain customary closing conditions. As discussed in Part II—Item 1 entitled “Legal Proceedings,” Valassis filed suit in Delaware Chancery Court to rescind the merger agreement. In connection with such litigation, we note the following:

The current litigation with ADVO may be costly, divert management’s attention and materially harm our business.

Regardless of the outcome of the current litigation with ADVO to rescind the merger agreement, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in the litigation may materially adversely affect our business, financial condition and/or operating results. Furthermore, in the event that the ADVO acquisition is consummated, the terms of our financing may be negatively impacted, including pricing. If ordered by the Court, we may also be required to pay interest on the merger consideration, thereby increasing the overall purchase price for ADVO. These risks and uncertainties with respect to the litigation with ADVO may materially adversely affect our business, financial condition and/or operating results.

This risk factor that may affect future performance and the accuracy of forward-looking statements is illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of Valassis common stock during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30, 2006	—	—	—	6,091,825
Aug. 1 through Aug. 31, 2006	—	—	—	6,091,825
Sept. 1 through Sept. 30, 2006	—	—	—	6,091,825

Total	—	—	—	6,091,825

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.1	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis Communications, Inc., Michigan Acquisition Corporation and ADVO, Inc. (Incorporated by reference to Exhibit 2.1 to Valassis’ Current Report on Form 8-K filed on July 7, 2006.)

10.2	Letter Agreement, dated July 5, 2006, between Valassis Communications Inc. and ADVO, Inc. (Incorporated by reference to Exhibit 2.2 to Valassis’ Current Report on Form 8-K filed on July 7, 2006.)

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2006

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.