Form 10-K
period 2006-12-31
VALASSIS COMMUNICATIONS INC
filed 2007-02-13
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 5, 2007, there were 47,878,238 shares of the Registrant’s Common Stock outstanding. As of June 30, 2006, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was $644,484,686.

The applicable portions of Valassis’ Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on or about May 15, 2007 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1. Business

The Company

Valassis provides a wide range of marketing products and services to a variety of premier manufacturers, direct marketers, retailers, telecommunications companies, franchisees and other advertisers. We provide these products and services at the market, neighborhood and household targeted levels and can combine all three levels of targeting into a single campaign. Valassis uses the term “integrated solution” to describe the use of three or more of our products/services together in a single promotional campaign. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our customers.

Valassis provides the following products and services to our customers:

Market Delivered Products – products that reach a large area at a low cost:

•

Cooperative Free-standing Inserts (FSI) – four-color promotional booklets containing the coupons of multiple advertisers (cooperative) that are distributed to approximately 60 million households through newspapers and shared mail with additional distribution available to rural or Hispanic markets, as well as customized FSIs (custom co-ops) featuring multiple brands of a single customer; and

•	Run of Press (ROP) – brokering of advertising printed directly on pages of newspapers.

Neighborhood Targeted Products – products that are targeted based on geographic and demographic targeting characteristics:

•	Preprinted Inserts – specialized print promotion programs in a variety of formats for single advertisers;

•	Newspaper-delivered Product Sampling – customer product samples inserted into newspapers or placed in a polybag with the newspapers;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample; and

•	Door Hangers – product samples and advertisements delivered directly to the consumer’s door.

Household Targeted Products – products and services that target individuals:

•	Direct Mail Advertising/Sampling – targeted direct-mail programs often based on frequent shopper data that may also include customer product samples;

•	Software and Analytics – proprietary software solutions that manage and analyze frequent shopper data; and

•	Internet-delivered promotions.

International & Services:

•	Coupon clearing, promotion information management products and marketing services with operations in the United States, Canada, Mexico, Europe and China; and

•	Promotion security and consulting services; and

•	In-Store promotions joint venture.

Market Delivered Products

Cooperative Free-standing Inserts

Cooperative free-standing inserts (FSIs) are four-color promotional booklets containing promotions from multiple customers, printed by us at our own facilities and distributed through newspapers and shared mail. In 2006, we inserted our traditional cooperative FSIs in approximately 800 newspapers with a combined average newspaper circulation of approximately 60 million on 42 publishing dates. Valassis also produces customized FSIs (custom co-ops) featuring multiple brands of a single customer.

Additionally, Valassis produces specialty FSIs including the Extended Reach insert for smaller rural communities which reaches 4.1 million households in the U.S., and the Hispanic FSI which reaches 4.0 million households in Spanish-language newspapers.

The majority of cooperative FSI business is conducted under long-term contracts, which currently average 28 months in duration. Under these contracts, customers typically guarantee Valassis a percentage of their cooperative FSI pages at agreed upon pricing covering a specified amount of time. The FSI offers product category exclusivity for its customers so that competing products in the same product category will not be printed in the same FSI book. If a category is not available on the date requested, the customer has the option to use our competitor’s FSI or select another date from Valassis to include their promotion. Due to this environment, many customers reserve their space well in advance of the actual promotion date.

We typically develop our annual publication schedule approximately 9 to 12 months in advance of the first publication date for each year and customers may reserve space at any time thereafter. Valassis Marketing Services Consultants work closely with customers to select their FSI publication dates from our schedule and coordinate all aspects of FSI printing and publication. Our proprietary order entry and ad placement software allows us to produce as many different FSI versions as customers require, typically over 550 different layout versions per publication date. By offering different versions in different markets, we offer our customers greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discounted price, primarily to direct response marketers, who are placed on a waiting list for space that may become available. We select direct mail marketers as remnant space customers on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Direct response customers are subject to being “bumped” in favor of a regular price customer in need of space at the last minute. Remnant space represents less than 20% of the FSI pages annually and the revenue is included in total cooperative FSI sales for financial reporting purposes.

The cost components of the FSI are media distribution, paper and manufacturing/transportation costs, which represented approximately 42%, 33% and 25% of the total FSI cost, respectively, for the year ended December 31, 2006.

Total cooperative FSI sales during the year ended December 31, 2006 were $441.2 million, or 42.3% of our total revenue. The top 10 FSI customers accounted for approximately 45% of FSI sales during the year ended December 31, 2006, and Procter & Gamble (“P&G”) accounted for just over 20% of FSI sales for the same period. The loss of all or even a portion of the business attributed to P&G or a significant reduction in pricing could have a material adverse impact on our financial condition. See Item 1A Risk Factors: “We currently rely on a single customer for a significant portion of our revenues.”

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

Media is the major cost component of ROP distribution, which generally accounts for approximately 99% of our total direct ROP costs. We believe that our customers use Valassis to place ROP advertising because of our ability to negotiate favorable media rates, our experience in selecting the best newspapers to meet our customers’ needs, our well-developed production and national network placement capabilities and our ability to integrate ROP programs with our other products and services.

Total ROP sales during the year ended December 31, 2006, were $116.9 million, or 11.2% of our total revenue. The top 10 ROP customers accounted for 44% of the ROP business for the year ended December 31, 2006 and one ROP customer accounted for approximately 35% of ROP.

Neighborhood Targeted Products

Preprinted Inserts

Valassis provides customers with print and media placement of traditional free-standing solo insert formats, as well as specialty print promotion products in customized formats such as die-cuts, posters and calendars. Because these promotions feature only one customer, the customer has the ability to create a completely individualized promotion. This allows customers the flexibility to run promotions any day of the week in newspapers throughout the United States and to efficiently target these promotions using approximately 89,000 newspaper zones. We specialize in producing full-service promotions for a wide range of customers allowing orders to be placed on a national, regional or local basis.

Polybag Advertising and Sampling

Valassis offers newspaper-delivered or direct-to-door sampling products that give manufacturers the ability to reach over 50 million households. Samples can either be machine-inserted into newspapers (Newspac®), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch® ). In addition, Brand Bag™ and Brand Bag+™ offer customers the opportunity to deliver an impactful advertising message on a newspaper polybag without including a sample. The bags feature the customer’s advertising with the option of a weather-resistant tear-off coupon.

Neighborhood Targeted products generated revenue of $315.1 million during the year ended December 31, 2006, or 30.2% of our total revenue. The top 10 customers accounted for approximately 38% of Neighborhood Targeted sales during the year ended December 31, 2006, and no customer accounted for over 10% of Neighborhood Targeted sales during the same period.

Household Targeted Products

Direct Mail

Valassis produces direct-mail programs based on multiple data sources, including frequent shopper card data. These programs may utilize Valassis’ internal variable image print capability, Valassis Relationship Marketing Systems’ (VRMS) software analytics and purchase history data from approximately 47 million households.

Software and Analytics

Valassis provides proprietary software solutions for customers to manage and analyze frequent shopper data. Over 40 retail customers license our software products.

Household Targeted revenue during the year ended December 31, 2006, totaled $58.9 million, or 5.6% of our total revenue. The top 10 customers accounted for approximately 62% of Household Targeted revenue in 2006, with one customer accounting for approximately 26% of Household Targeted revenue during the same period.

International & Services

NCH Marketing Services, Inc. (NCH)

NCH is a provider of coupon clearing, promotion information management products and marketing services in the United States, Europe and China and has production facilities in Mexico. Services include retailer coupon clearing, manufacturer redemption and promotion analysis. During 2006, approximately 51% of NCH revenues were from Europe.

Valassis Canada

This 100% owned subsidiary provides promotional products and services in Canada, such as FSIs reaching over 5 million Canadian households, as well as other promotion products and services.

Promotion Watch, Inc.

Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps customers with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.

International & Services generated revenue of $111.4 million in 2006, or 10.7% of our total revenue. The top 10 customers accounted for approximately 27% of International & Services sales in 2006. No single customer accounted for more than 10% of this segment’s revenue.

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

In the past, new competitors have tried to establish themselves in the FSI market with the result of an increase in the number of FSI programs. This caused periods of intense price competition and higher costs due to a decrease in pages per FSI program. However, we believe that currently there are substantial barriers to entry for a new competitor to enter the FSI market due to what we believe are the monopolistic and anti-competitive practices of News America Marketing FSI and News America Marketing In-Store Services. Specifically, we believe News America Marketing FSI illegally ties its FSI sales to products in the in-store promotions market, a market that we believe News America Marketing In-Store Services has effectively monopolized.

Our principal competitor in the cooperative FSI market, News America Marketing FSI, continues to compete aggressively for FSI business. As a consequence, prices were down in 2006 in comparison to 2005. While the industry grew by approximately 1%, our market share decreased slightly. The combination of these factors resulted in declining revenues and profitability for our FSI business. During the fourth quarter of 2005, and again in 2006, we renegotiated a contract with a major client to extend pricing similar to what had been provided by our competitor. This pricing took effect in 2006 and we anticipate pricing to be down in 2007 compared to 2006. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do.

It is possible that alternative media or changes in promotional strategies could make our products less attractive to our customers and could cause a loss of demand for our products and services.

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

Neighborhood Targeted Products

Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during the periods when they have unused capacity. In addition, we compete with Sunflower Marketing for polybag advertising and sampling. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons, it could have a material negative effect on our revenue and profit margins.

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

Customers

One customer, Procter & Gamble, accounted for slightly more than 10% of our consolidated revenues during the years ended December 31, 2006 and 2005 and no single customer accounted for more than 10% of our consolidated revenues during the year ended December 31, 2004.

Employees

As of December 31, 2006, we had approximately 3,600 full-time employees worldwide. Approximately 1,500 are employed in the United States. None of our United States employees are represented by labor unions; however, some of our foreign employees are represented by labor unions. We consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Raw Materials

We purchase a significant portion of our paper requirements from three paper companies under long-term contracts to protect us against the risk of price fluctuations. These contracts limit the amount of any increase or decrease (to approximately 10% in any twelve month period) in our cost of paper purchased from these suppliers, which cost can be adjusted quarterly.

Segment Reporting

For segment financial information for the years 2006, 2005 and 2004, see the table titled “Results of Operations” presented under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” and in Note 12 of the “Notes to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”

Availability of Filings

Valassis makes all of its reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) available, free of charge, on its Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission.

During 2006, Valassis’ Chief Executive Officer (CEO) provided to the New York Stock Exchange the annual CEO certification regarding Valassis’ compliance with the New York Stock Exchange corporate governance listing standards.

Item 1A.	Risk Factors

A wide range of factors could materially affect Valassis’ future developments and performance, particularly the statements made in the “Business Outlook” section. Factors affecting our operations and future financial performance include the risks and uncertainties set forth below:

Risk Factors Relating to our Business

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Our products that reach a large area at low cost, which we refer as to our Market Delivered products compete in the cooperative FSI business principally with News America Marketing FSI, a company owned by The News Corporation. We compete for business primarily on the basis of the following:

•	price;

•	category availability;

•	targeting ability;

•	ability to integrate with other products;

•	program development consulting;

•	customer services and sales relationships; and

•	lead times.

In the past, new competitors have tried to establish themselves in the FSI market resulting in an increase in the number of FSI programs. This caused periods of intense price competition and higher costs due to a decrease in pages per FSI program. However, we believe that currently there are substantial barriers to entry for a new competitor to enter the FSI market due to what we believe are the monopolistic and anti-competitive practices of News America Marketing FSI and News America Marketing In-Store Services. Specifically, we believe News America Marketing FSI illegally ties its FSI sales to products in the in-store promotions market, a market that we believe News America Marketing In-Store Services has effectively monopolized.

News America Marketing FSI has been competing aggressively for FSI business. As a consequence, FSI prices trended downward in 2006 compared to 2005, and we expect FSI prices to continue to trend downward in 2007 similar to the decline experienced in 2006 of approximately 10%. We cannot predict when, or if, FSI prices will stabilize or increase. While the cooperative FSI industry grew 1% in 2006, our FSI market share decreased. The combination of these factors has resulted in decreasing revenues and profitability for our FSI business. During the fourth quarter of 2005, and again in 2006, we renegotiated a contract with a major customer to extend FSI pricing similar to what had been provided by our competitor. Our renegotiation of existing contracts during 2006 with certain FSI customers as a result of the FSI pricing environment will also contribute to the pricing decline. When FSI contracts come up for renewal, we may not be able to renew them on favorable terms or at all. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. These competitors could take a greater market share and cause us to lose business from our customers.

In addition, it is possible that alternative media or changes in promotional strategies could make our products less attractive to our customers and could cause a loss of demand for our products and services.

Our Market Delivered products also compete with several newspaper network groups in the ROP market. While entering the ROP market does not require a significant investment in machinery and equipment, it does require a significant investment in systems and people in order to compete effectively. An increase in the number of ROP competitors could result in a loss of market share.

Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during periods when they have unused capacity. In addition, we compete with Sunflower Marketing with respect to our polybag advertising and sampling products. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons it could materially negatively affect our revenue and profit margins.

In our International & Services segment, our subsidiary, NCH Marketing Services, Inc., competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing and redemption services in the United States. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenue and profit margin.

Significant increases in the cost of paper, which are beyond our control, could adversely affect our financial health.

We are dependent upon the availability of paper to print our customers’ advertising circulars. Paper costs have historically experienced significant fluctuations. We have a limited ability to protect ourselves from these fluctuations or to pass increased costs along to our customers. A significant portion of our paper requirements is purchased from three paper companies under long-term contracts. These contracts limit the amount of any increase or decrease (to approximately 10% in any twelve-month period) in our cost of paper purchased from these suppliers, which cost can be adjusted quarterly. As of January 1, 2007, approximately 85% of our FSI paper requirements were purchased pursuant to certain long-term paper contracts which limit our exposure with respect to the price of paper during the terms of those contracts. However, when these contracts expire at the end of 2008, we may not be able to replace them with favorable terms or at all. Significant increases in the cost of paper could have a material adverse effect on our financial performance.

Significant increases in our media rates could adversely affect our financial performance.

Currently, the largest cost component of our business is our media cost, which represents the payments that we make to newspapers for the insertion of our promotional materials. We have long-term contracts with certain newspapers providing for these services. When these newspaper contracts expire, we may not be able to replace them on favorable terms or at all. Further, ADVO’s existing competitive relationships with newspapers may negatively impact such negotiations. In addition, we may not be able to pass on to our customers any increases in our media costs. Any increase in media costs that we are unable to pass on to customers could adversely affect our results of operations.

We currently rely on a single customer for a significant portion of our revenues.

Many of our customers, particularly in our Market Delivered Products business segment, are packaged goods manufacturers. Our largest customer, Proctor & Gamble, or P&G, accounted for slightly more than 10% of our consolidated revenues for the year ended December 31, 2006. In October 2005, P&G completed its purchase of Gillette. Shortly thereafter, P&G requested that its contract with us be renegotiated to reflect pricing similar to those contained in Gillette’s prior contract with one of our competitors, resulting in a decrease in the pricing contained in our contract with P&G. During 2006, given the FSI pricing environment we again reduced our FSI pricing to P&G. The loss of all or even a portion of the business attributed to P&G or a significant reduction in pricing could have a material adverse impact on our financial condition.

Because we self insure a number of our benefit plans, unexpected changes in claim trends may negatively impact our financial condition.

We self-insure a significant portion of expected losses under our workers’ compensation program and medical benefits claims. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, our self-insurance costs could increase significantly.

The uncertainty of current economic and political conditions make budgeting and forecasting difficult and may reduce sales promotion spending.

The future direction of the overall domestic and global economies could have a significant impact on our business. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact on demand for our products. Because all components of our budgeting and forecasting, as well as that of our customers, are dependent upon estimates of growth in the markets served and demand for our products and services, the prevailing economic uncertainties may render estimates of future income and expenditures even more difficult to make than usual. Future events that may not have been anticipated could adversely affect our business, results of operations and financial condition.

We may be unable to consummate our pending acquisition of ADVO. If we do consummate the pending acquisition, we will be required to incur a substantial amount of additional indebtedness which could adversely affect our financial health and make it more difficult for us to service our debt or obtain additional financing in the future, if necessary.

Our pending acquisition of ADVO is expected to close in the first half of March 2007. However, the acquisition is subject to approval of the amended merger agreement and the transactions contemplated thereby by the affirmative vote of the holders of a majority of the outstanding shares of ADVO common stock at a special meeting scheduled to be held on February 22, 2007 and the absence of any injunction or other legal restraint prohibiting the merger. These conditions may not be satisfied. If the merger is not completed for any reason, our reputation, results of operations and financial condition may be harmed.

If we do consummate the proposed acquisition, we will be required to incur a substantial amount of additional indebtedness. We may be unable to generate sufficient cash flow or otherwise obtain funds necessary to meet those debt obligations, in which case we would default under the terms of the applicable financing agreements. Any such default would likely result in the acceleration of the repayment obligations to such lenders, as well as the acceleration of all of our outstanding debt. Our assets or cash flow may not be sufficient to fully repay such debts, if accelerated, or we may not be able to refinance or restructure the payments on such debt. As a result, we could be forced into bankruptcy or litigation. Even if we are able to meet our debt service obligations, our substantial indebtedness could affect our financial health and limit our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes.

If we are unable to obtain sufficient financing in order to consummate our pending merger with ADVO, we would be in default under the terms of the amended merger agreement and could be forced into bankruptcy or litigation.

The acquisition of ADVO is significantly larger than any other acquisition we have made to date and could disrupt our business and harm our financial condition if we are not able to successfully integrate the acquired business or if the expected benefits of the combination do not materialize.

The ADVO acquisition is our largest and most significant acquisition to date. Due to, among other things, the size of the acquisition and the litigation history between us and ADVO related to the acquisition, we may be unable to integrate ADVO into our operations in an efficient, timely and effective manner, which would result in our not realizing some or all of the contemplated benefits of the acquisition, as well as increased costs. Successful integration will require, among other things, combining the two companies’ business development efforts, key personnel, information technology development, geographically separate facilities and business and executive cultures. Realization of the expected benefits of the acquisition, including certain cost synergies, will also require implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these systems and integrating ADVO’s systems and operations, particularly in light of ADVO’s newly implemented SDR system. Many of the controls implemented in connection with the launch of SDR are predominantly manual. While these controls are and have been effective, they are subject to human error and require additional time and effort and have resulted in delays in ADVO’s accounting closing process. There is no assurance that such controls will be automated in a timely and effective manner or at all. In addition, integrating ADVO will be a complex and time consuming process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company.

The success of the acquisition will also depend, in part, on our ability to realize the anticipated revenue and expense opportunities from combining the business of ADVO into our business and there is no assurance that our financial results will meet or exceed the financial results that would have been achieved absent the anticipated acquisition. If our integration of ADVO is not successful or if ADVO’s operations are less profitable than we currently anticipate, our business, financial condition and results of operations could be materially adversely affected.

We may fail to realize the benefits expected from the ADVO acquisition.

If we fail to realize the expected benefits of the acquisition, our business, financial condition and results of operations could be materially adversely affected. Even if we are able to integrate our operations with those of ADVO successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancement opportunities that we anticipate from such integration or that we will realize such benefits within our expected time frame. Our ability to realize anticipated cost savings, synergies or revenue enhancements may be affected by a number of factors, including the following:

•

our ability to effectively eliminate redundant administrative overhead and overlapping personnel and rationalize printing capacity is difficult to predict; accordingly, the actual amount and timing of the resulting cost savings are inherently difficult to estimate;

•	we may incur significant cash integration costs in achieving these cost savings, and any cost savings and other synergies from the ADVO acquisition may be offset by such integration costs;

•	the cost savings and other synergies may be offset by increases in other expenses, by operating losses or by problems unrelated to the ADVO acquisition; and

•	labor cost savings depend on the avoidance of labor disruptions in connection with the integration of the businesses.

These risk factors that may affect future performance and the accuracy of forward-looking statements are illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located in a leased office complex in Livonia, Michigan. We also lease sales offices in Costa Mesa, CA; Deerfield, IL; Dallas, TX; Lincoln, MA; Shelton, CT; Cincinnati, OH; Mississauga, Canada; Hamburg, Germany, Boulogne-Billancourt, France and Shanghai, China.

Below is a listing of our manufacturing and production facilities. These facilities generally have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of a contract printer:

Location	Type	Owned/ Leased	Square Footage	Primary Segment
Livonia, MI USA	Printing/Warehouse	Owned	225,000	Neighborhood and Household Targeted
Livonia, MI USA	Production	Owned	55,000	FSI/Neighborhood Targeted/ROP
Durham, NC USA	Printing	Owned	188,000	FSI
Wichita, KS USA	Printing	Owned	138,000	FSI
Mexicali, Mexico	Production	Leased	125,000	Neighborhood Targeted
Calexico, CA USA	Production	Leased	55,026	Neighborhood Targeted
Nuevo Laredo, Mexico	Production	Owned	83,595	International & Services
Delicias, Mexico	Production	Owned	83,595	International & Services
Corby, England	Production/Office	Owned	82,000	International & Services
Juarez, Mexico	Production	Owned	70,199	International & Services
Milan, Italy	Production	Leased	15,070	International & Services
Aranjuez, Spain	Production	Leased	15,000	International & Services
El Paso, TX USA	Production	Leased	11,000	International & Services

Item 3.	Legal Proceedings

Valassis filed suit on August 30, 2006 in the Delaware Chancery Court to rescind its merger agreement with ADVO based on fraud, breach of contract and material adverse changes, alleging that ADVO management materially misrepresented the financial health of the company and failed to reveal internal control deficiencies and denied Valassis access to information. On September 8, 2006, ADVO filed an answer and counterclaims in response to Valassis’ complaint seeking, among other things, (i) a court declaration that Valassis has no right to rescind, terminate or otherwise evade its obligations under the merger agreement, (ii) specific performance requiring Valassis to consummate the acquisition at $37 per share, and (iii) a court order requiring Valassis to pay interest on the merger consideration. Valassis filed a reply and affirmative defenses to ADVO’s counterclaims on September 28, 2006 and amended its complaint on October 5, 2006 to include Michigan Acquisition Corporation, a wholly-owned subsidiary, as a plaintiff to the litigation. On September 13, 2006, the Delaware Chancery Court set a trial schedule and ordered expedited discovery. On December 11, 2006, the parties commenced a trial in the Delaware Chancery Court. On December 18, 2006, Valassis and ADVO settled the lawsuit by amending the terms of their definitive merger agreement. Under the amended terms, Valassis will acquire all of the outstanding common shares of ADVO stock for $33 per share in cash, a decrease of $4.00 per share from the original price per share. If the merger is not completed by the later of (i) February 28, 2007 or (ii) the second business day following approval of the amended merger agreement by stockholders of ADVO, the consideration per share of ADVO common stock will be increased by interest, to the extent permitted by applicable law, on the $33.00 in cash per share of ADVO common stock at a rate per year equal to the sum of (i) the Federal Reserve discount rate as reported from time to time in The Wall Street Journal plus (ii) five hundred (500) basis points, increasing by a further one hundred (100) basis points at the beginning of each month thereafter (commencing April 1, 2007) from February 28, 2007 until the completion of the merger. As part of the agreement, the parties agreed to dismiss with prejudice their litigation in the Court of Chancery for New Castle County, Delaware.

On January 18, 2006, Valassis filed a lawsuit in Michigan Federal Court against News America Incorporated, a/k/a News America Marketing Group, News America Marketing FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively, “News”). The complaint alleges the violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Specifically, the complaint alleges that News has tied the purchase of its in-store promotion and advertising services to the purchase of space in its FSI and that News has attempted to monopolize the FSI market. The complaint alleges damages in excess of $1.5 billion, injunctive relief and costs for violation of the Sherman Act. As of November 20, 2006, discovery commenced and the parties are now engaged in the discovery process.

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

Valassis’ common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of Valassis’ common stock at December 31, 2006 was 237.

High and low stock prices during the twelve months ended December 31, 2006 and 2005 were:

	2006		2005
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
Mar. 31	$30.11	$27.45	$38.08	$32.95
June 30	$30.80	$23.40	$37.48	$33.74
Sept. 30	$23.92	$17.43	$40.80	$36.29
Dec. 31	$18.35	$14.22	$39.91	$28.72

Currently, Valassis has no plans to pay cash dividends. In addition, should Valassis change its dividend policy, the payment of future dividends would be dependent on covenants contained in its financing agreements, future earnings, capital requirements and other alternate uses of cash.

The following table provides information about Valassis’ purchases of equity securities that are registered by Valassis pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 through Oct. 31	—	—	—	6,091,825
Nov. 1 through Nov. 30	—	—	—	6,091,825
Dec. 1 through Dec. 31	—	—	—	6,091,825

Total	—	—	—	6,091,825

In 2006, Valassis repurchased a total of 137,300 shares of its common stock at an average price of $28.47 per share, however, no shares were purchased during the quarter ended December 31, 2006. These shares have been repurchased under a 5 million share repurchase program authorized by the Board of Directors of Valassis on December 7, 2004. Previously announced repurchase programs of 5 million shares each, authorized in 1996, 1998, 2000 and 2001, respectively, have been exhausted. On August 25, 2005, the Board authorized an additional open market share repurchase program for up to 5 million shares. Valassis suspended its share repurchase program in February, 2006, when it began to consider strategic alternatives, one of which was the pending ADVO acquisition.

Item 6.	Selected Financial Data

(in thousands of U.S. dollars, except per share data and ratios)

	YEAR ENDED
	Dec. 31, 2006		Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002

Revenues	$1,043,491		$1,131,043		$1,044,069		$916,520		$852,296

Net earnings	51,282	(1)	95,396	(2)	100,747	(3)	103,708	(4)	95,254	(5)

Total assets	801,426		697,683		737,965		692,754		386,079

Long-term debt, less current portion	259,931		259,896		273,703		259,819		257,280

Net earnings per share, basic	1.07		1.93		1.95		1.99		1.79

Net earnings per share, diluted	1.07		1.90		1.93		1.98		1.77

Ratio of earnings to fixed charges (6)	8.34	x	11.95	x	12.23	x	11.44	x	10.81	x

(1)	Includes a $24.6 million charge, net of tax, incurred in relation to the pending ADVO acquisition, $8.8 million of which was related to termination of a swap contract and the premium on a swaption contract both entered into in contemplation of the necessary financing, and $15.8 million of which was related legal and professional costs pursuant to related litigation, as well as a $1.4 million charge, net of tax, related to the close-down of both the French agency business and the eSettlement business unit of NCH.
(2)	Includes a $4.5 million restructuring charge, net of tax, related to headcount reductions and associated costs resulting from the integration of the components of our Household Targeted business segment, right-sizing of coupon-clearing operations in Europe and other efficiency-related headcount reductions.
(3)	Includes a $4.1 million gain, net of tax, due to the settlement of a property insurance claim related to a fire at our Corby, England facility, and a $2.3 million write-off, net of tax, of a cost-basis Internet investment.
(4)	Includes a $2.5 million refinance charge, net of tax, incurred in May 2003 related to the partial buy-back of the convertible debt issued in 2001.
(5)	Includes a $35.3 million impairment charge, net of tax, related to goodwill and investments of VRMS, PreVision Marketing, LLC (“PreVision”) and a cost-basis Internet investment.
(6)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

This information should be read in conjunction with the Consolidated Financial Statements of Valassis and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including specifically statements made in “Business Outlook” and elsewhere in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. For a discussion of certain of these risks, uncertainties and other factors, see “Item 1A—Risk Factors.” There can be no assurances, however, that our expectations will necessarily come to pass. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Valassis reported revenues of $1,043.5 million for 2006, down 7.7% from 2005.

The cooperative FSI industry experienced a 1% unit (page) growth in 2006. While industry page growth was positive, our FSI market share decreased and overall FSI pricing declined approximately 10% in 2006, in comparison to 2005. These factors had a negative impact on profits in the FSI segment. Management anticipates 2007 FSI pricing to be down by a similar percentage versus 2006 as the result of an aggressive competitive environment and renegotiation of certain customer contracts. Due to the multi-year nature of FSI customer contracts, the economic impact of the competitive pricing environment will continue into future periods even if the pricing environment were to improve.

During 2006, we continued our strategy to grow and diversify our customer base. For the years ended December 31, 2006 and December 31, 2005, the composition of our revenue is as follows:

	YEAR ENDED
	Dec. 31, 2006	Dec. 31, 2005

Consumer packaged goods manufacturers	42%	43%
Telecommunications	14%	16%
Specialty retailers	13%	15%
Food service	11%	9%
Direct response marketers	7%	6%
Consumer services	9%	8%
Grocery, drug and mass retailers	3%	2%
Other types of customers	1%	1%

In furtherance of our strategy to grow and diversify our customer base, on July 5, 2006, we, Michigan Acquisition Corporation, our wholly-owned subsidiary formed for the purpose of the acquisition, and ADVO entered into an Agreement and Plan of Merger, pursuant to which we agreed to acquire ADVO through the merger of Michigan Acquisition Corporation with and into ADVO, with ADVO surviving as our wholly-owned subsidiary. On August 30, 2006, we commenced litigation in the Delaware Chancery Court seeking to rescind the original merger agreement. On September 8, 2006, ADVO filed an answer denying our allegations and asserting counterclaims for specific performance and damages. On December 11, 2006, the parties commenced a trial in the Delaware Chancery Court. On December 18, 2006, we reached a settlement of this litigation pursuant to which the original merger agreement was amended and we, Michigan Acquisition Corporation and ADVO entered into Amendment No. 1 to the Agreement and Plan of Merger, which together with the Agreement and Plan of Merger, we refer to as the amended merger agreement. As part of the agreement, the parties agreed to dismiss with prejudice their litigation in the Court of Chancery for New Castle County, Delaware.

The acquisition is subject to approval of the amended merger agreement and the transactions contemplated thereby by the affirmative vote of the holders of a majority of the outstanding shares of ADVO common stock at a special meeting scheduled to be held on February 22, 2007 and the absence of any injunction or other legal restraint prohibiting the merger. Pursuant to the terms of the amended merger agreement, the closing of the acquisition is required to occur no later than the second business day after satisfaction of these conditions; provided, however, that (so long as we comply with our obligation under the amended merger agreement to use reasonable best efforts to obtain the financing necessary to complete the acquisition) we are permitted to extend the closing date to not later than March 31, 2007 if and to the extent necessary or desirable in order to obtain such financing. The acquisition is expected to close in the first half of March 2007.

At the effective time of the merger, each share of ADVO common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive $33.00 in cash per share. If the merger is not completed by the later of (i) February 28, 2007 or (ii) the second business day following approval of the amended merger agreement by stockholders of ADVO, the consideration per share of ADVO common stock will be increased by interest, to the extent permitted by applicable law, on the $33.00 in cash per share of ADVO common stock at a rate per year equal to the sum of (i) the Federal Reserve discount rate as reported from time to time in The Wall Street Journal plus (ii) five hundred (500) basis points, increasing by a further one hundred (100) basis points at the beginning of each month thereafter (commencing April 1, 2007) from February 28, 2007 until the completion of the merger.

While we believe there continues to be growth opportunities in the U.S, we are also expanding our geographic reach by testing new media products in Europe and investments in Asia. In 2006, we continued to expand our new media products in France, Germany and Spain, while continuing to test in Italy.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items and the percentages that such items bear to revenues:

	YEAR ENDED
	Dec. 31, 2006		Dec. 31, 2005		Dec. 31, 2004
		% of		% of		% of
(in millions of U.S. dollars)	Actual	Revenues	Actual	Revenues	Actual	Revenues
Market Delivered products:
Free-standing Inserts	$441.2	42.3%	$504.5	44.6%	$493.8	47.3%
Run of Press	116.9	11.2	122.5	10.8	114.2	10.9
Neighborhood Targeted products	315.1	30.2	339.0	30.0	275.2	26.4
Household Targeted products	58.9	5.6	63.2	5.6	61.8	5.9
International & Services	111.4	10.7	101.8	9.0	99.1	9.5

Revenues	1,043.5	100.0	1,131.0	100.0	1,044.1	100.0
Cost of sales	789.6	75.7	836.3	73.9	748.1	71.7

Gross profit	253.9	24.3	294.7	26.1	296.0	28.3
Selling, general and administrative expenses	151.3	14.5	142.7	12.6	133.1	12.8
Amortization of intangible assets	0.6	0.1	0.6	0.1	0.3	—
Goodwill and investment impairment charges	—	—	—	—	3.5	0.3

Earnings from operations	102.0	9.8	151.4	13.4	159.1	15.2
Other expenses and income
Interest expense	24.7	2.4	10.9	1.0	11.4	1.1
Other income	(6.3)	(0.6)	(5.7)	(0.5)	(9.1)	(0.9)

Total other expenses and income	18.4	1.8	5.2	0.5	2.3	0.2

Earnings before income taxes	83.6	8.0	146.2	12.9	156.8	15.0
Income taxes	32.3	3.1	50.8	4.5	56.1	5.4

Net earnings	$51.3	4.9%	$95.4	8.4%	$100.7	9.6%

Revenues

Valassis reported revenues of $1,043.5 million in 2006, a decrease from 2005 revenue of $87.5 million, or 7.7%. The majority of this decline came in the FSI segment which continues to be negatively impacted by an intense competitive pricing environment. Valassis also experienced a significant decline in the Neighborhood Targeted segment.

Operating Costs

Cost of sales was $789.6 million in 2006 compared to $836.3 million in 2005 and $748.1 million in 2004, increasing as a percentage of revenue each year. Gross margin in 2006 was 24.3%, compared to 26.1% in 2005 and 28.3% in 2004. The continued decrease in gross margin percentage from 2006 compared to 2005 and 2004 was primarily the result of competitive pricing issues in the FSI segment. FSI unit costs were down slightly as the result of decreases in paper costs, media distribution rates and print costs. Additionally, the gross margin percentage was negatively impacted by a change in mix resulting in a larger percentage of sales from lower margin products.

Selling, general and administrative (SG&A) expenses increased in 2006 to $151.4 million versus $142.7 million in 2005. This increase is primarily the result of $16.1 million in legal and professional expenses related to the merger agreement and related litigation between Valassis and ADVO incurred during 2006 as well as $3.6 million in expenses related to the close-down of the French agency business and eSettlement business unit of NCH. In 2005, restructuring charges of $6.9 million were recorded related to the full integration of the components of our Household Targeted business segment, which resulted in the elimination of PreVision as a stand-alone entity, right-sizing of coupon-clearing operations primarily in Europe and other efficiency-related headcount reductions. Without these unusual charges SG&A decreased despite the recognition of $5.5 million in stock option expense due to declines in performance-based incentive plans and headcount reductions made at the end of 2005.

Non-operating Items

Interest expense was $24.7 million in 2006, compared to $10.9 million in 2005 and $11.4 million in 2004. The increase in expense is due largely to $13.8 million in charges related to the termination of a $400 million interest-rate swap contract and premiums paid for two separate $400 million interest-rate swaption contracts. These contracts were entered into as a bridge hedge for a portion of the acquisition financing related to the pending ADVO acquisition. See Note 10 for further details regarding these interest-rate hedges.

Included in other income for 2004 is a $6.5 million gain due to the settlement of a property claim related to a fire at the Corby, England facility.

Income Taxes

Income tax expense represents 38.6% of earnings before income taxes in 2006 compared to 34.8% in 2005 and 35.8% in 2004. The increase in the effective tax rate is the result of the majority of the $16.1 million in legal and professional expenses incurred in 2006 related to the litigation between Valassis and ADVO, which was settled in December 2006, not being deductible.

Net Earnings

Net earnings were $51.3 million in 2006, a decrease of $44.1 million, or 46.2% compared to 2005. Reported results for 2006 include after-tax charges of $24.6 million related to the pending ADVO acquisition and related litigation which was settled in December 2006 and $1.4 million related to the close-down of both the French agency business and eSettlement business unit of NCH. These factors accounted for a decrease of $26.0 million, or 27.3% from 2005. The remaining decrease in 2006 was due primarily to the negative effects of the intense competitive pricing pressure in the FSI segment and lower volumes and competitive pricing pressure in the Neighborhood Targeted segment. Reported results for 2005 include after-tax restructuring charges of $4.5 million.

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

Diluted earnings per share were $1.07 in 2006, including the negative per-share impact of ADVO acquisition-related costs of $0.52 and the negative per-share impact of the close-down of both the French agency business and eSettlement business unit of NCH of $0.03. Diluted earnings per share were $1.90 in 2005, including the negative per-share effect of restructuring charges of $0.09, compared to $1.93 (including the per-share increase due to the property claim gain of $0.08 and the per-share effect of the investment write-off of $0.04) in 2004.

Segment Results

FSI

In 2006, FSI revenue decreased 12.5% to $441.2 million compared to 2005. The decrease in revenue was primarily the result of a decline in average pricing of approximately 10% as the intense competitive pricing environment continued in this segment. In addition, although industry volume was up approximately 1%, a slight decline in our market share resulted in a reduction in our pages produced. FSI unit costs were down approximately 3% as a result of reductions in the cost of paper, media insertion and printing. FSI segment profit was $65.9 million in 2006 versus $96.2 million in 2005 due primarily to pricing.

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

Paper represents approximately 33% of the cost of sales for our FSI business. Valassis purchases a combination of coated and uncoated paper. To protect Valassis against the risk of price fluctuations, a significant portion of our paper requirements is purchased from three paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any 12-month period) of Valassis’ cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. As of January 1, 2007, approximately 85% of our FSI paper requirements were under long-term contract. The remainder of our paper requirement is bought pursuant to contracts that are typically three to six months in duration or on a spot basis.

ROP

ROP revenue decreased 4.6% to $116.9 million in 2006, from $122.5 million in 2005, primarily due to a shift in mix between full-service revenue and transaction-fee based business. Total ROP business placed was approximately $250 million in 2006. The telecommunications sector continues to drive this business and represented approximately 80% of total revenue. Segment profit was $14.0 million in 2006 versus $9.6 million in 2005. This gain in profitability is primarily due to the favorable impact of increased volume.

Revenue for ROP increased 7.3% in 2005 to $122.5 million from $114.2 million in 2004, due to acquisition of new retail and CPG customers. The gross margin in this segment also improved and operating profits grew in excess of 15% for 2005. Telecommunications advertising represented approximately 84% of our ROP business in 2005.

Neighborhood Targeted

Neighborhood Targeted revenue decreased 7.1% in 2006 to $315.1 million versus $339.0 million in 2005. The primary causes of this decrease were pull-backs in spending due to consolidations within the telecommunications and appliance manufacturing industries, as well as a decrease in spending by a major specialty retailer. The segment also experienced increased competitive pressure resulting in lower margins. Segment profit declined to $29.5 million in 2006 versus $40.4 million in 2005.

Our Neighborhood Targeted revenue increased 23.2% in 2005 to $339.0 million versus $275.2 million in 2004. The major driver of this growth was increased demand for printing and placement of solo inserts from the retail, food service, telecommunications and manufacturer customer verticals.

Household Targeted

The Household Targeted segment had revenues of $58.9 million in 2006, a decrease of 6.8% from $63.2 million in 2005. This was primarily the result of a decline in revenue related to the close-down of PreVision as a stand-alone entity at the end of 2005. We effectively exited the customer relationship marketing agency business and now provide these services only to customers placing their related media campaigns with us. Profitability improved significantly as a result of this restructuring. Segment profit for 2006 was $3.0 million versus a loss in 2005 of $3.5 million.

The Household Targeted segment had revenue of $63.2 million in 2005, an increase of 2.3% over $61.8 million in 2004, despite the fact that we no longer had access to a major retailer’s data affecting our ability to sell certain direct mail programs in 2005. We also repositioned this segment at the end of 2005 by fully integrating our products and services and eliminating PreVision Marketing, LLC as a stand-alone entity.

International & Services

International & Services revenue increased 9.4% in 2006 to $111.4 million versus $101.8 million in 2005. This increase was primarily the result of increased revenues from new media products in France. In addition, revenues from Canada grew as more solo preprint programs were run in 2006. Segment profit declined to $5.7 million in 2006 versus $8.7 million in 2005 as the result of a $3.6 million charge relating to the close-down of the French agency business and the eSettlement business unit of NCH.

The International & Services segment contributed revenues of $101.8 million in 2005, a 2.7% increase over $99.1 million in 2004. Valassis implemented a restructuring plan for the European coupon clearing operations which adversely affected the overall profitability of this segment during the fourth quarter of 2005.

Financial Condition, Liquidity and Sources of Capital

Valassis’ liquidity requirements arise mainly from its working capital needs, primarily accounts receivable, inventory and debt service requirements. Cooperative FSI customers (except remnant space customers) are generally billed for 75% of each order eight weeks in advance of the publication date and the balance is billed immediately prior to the publication date. FSI revenue accounted for 42.3% of Valassis’ total revenue in 2006. Valassis inventories work in progress at cost while it accrues progress billings as a current liability at full sales value. Although Valassis receives considerable payments from its customers prior to the publication of promotions, revenue is recognized only upon publication dates. Therefore, the progress billings on the balance sheet include any profits in the related receivables.

Valassis invoices all of its ROP customers for gross media costs and fees, if applicable. Media costs account for approximately 99% of our total direct ROP costs. Our customers generally require proof of performance before we issue an invoice to them. It is our policy to pay the newspapers only after we receive such proof of performance. Accordingly, although ROP receivables average a higher number of days outstanding, we generally have a corresponding delay in payments to the newspapers.

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

Sources and Uses of Cash

Cash and cash equivalents totaled $52.6 million at December 31, 2006 versus $64.3 million at December 31, 2005. This decrease was primarily the result of a $44.1 million reduction in earnings in 2006 compared to 2005, coupled with a decrease in working capital related to receivables and prepayments related to customer contract incentives.

Cash flow from operating activities was $49.8 million in 2006. This is the result of net earnings of $51.3 million adjusted for non-cash items, the largest of which are depreciation and amortization totaling $14.4 million. In 2006, changes in working capital items accounted for a $21.2 million decrease in cash primarily due to an increase in days outstanding in ROP receivables that was not fully offset by an increase in the corresponding payables to the newspapers. Working capital also decreased due to prepayments made associated with customer contract incentives. During 2005, changes in working capital items accounted for a $3.3 million decrease in cash.

Net cash used in investing activities was $50.6 million primarily as a result of $30.5 million in net purchases of auction-rate securities and capital expenditures of $16.3 million.

Cash used in financing activities was $12.6 million for the year ending December 31, 2006, primarily driven by repayment of $14.4 million of debt. We suspended our share repurchase program in February 2006; therefore cash used in financing activities was significantly lower in 2006 than in 2005.

Current and Long-term Debt

As of December 31, 2006, Valassis’ debt was $259.9 million, which consisted of $100.0 million ($99.9 million, net of discount) of its 6 5/8% Senior Notes due 2009 and $160.0 million of Senior Convertible Notes due 2033. We had a revolving line of credit of $125 million with a variable rate of interest calculated on either a Euro currency-based rate or a prime rate, which expired in November 2006 and Valassis elected not to renew it at such time in light of the pending ADVO acquisition. During the year ended December 31, 2006, there was no outstanding balance under this line of credit. Valassis was in compliance with all debt covenants at December 31, 2006. All of our long-term debt contains cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by Valassis and the default results in the acceleration of such indebtedness in excess of $25 million. Additionally, each of the Senior Convertible Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

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

On August 3, 2006, Valassis entered into a forward-dated $400 million LIBOR swap contract and a forward-dated $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO acquisition. Valassis terminated the swap on September 28, 2006 and did not exercise its swaption contract which expired on September 28, 2006. On the same day, Valassis entered into a new forward-dated $400 million European LIBOR swaption contract with an expiration date of February 28, 2007 at a strike price of 5.29%. The termination of the swap and the mark-to-market adjustments of the premiums on the swaptions resulted in incremental interest expense of $13.8 million in the year ended December 31, 2006. Valassis has a $0.6 million asset at December 31, 2006 for the premium on the new swaption contract which will be marked to market over the reporting period through February 28, 2007. The swap and swaption derivative contracts served to convert a portion of the proposed senior credit facility, which would bear a variable rate of interest, to a fixed rate. The derivatives did not qualify for hedge accounting treatment under SFAS No. 133 and are stated at fair value with gains or losses arising from changes in fair value being charged to interest expense during the period in which they arise.

On June 26, 2006, S&P downgraded our credit rating from BBB- to BB+ in reaction to our public announcement of lower earnings for fiscal year 2006. On July 6, 2006, S&P downgraded our credit rating one additional notch from BB+ to BB in anticipation of the proposed leverage of the ADVO acquisition and we remain on credit watch. On October 30, 2006, Moody’s downgraded our credit rating from Baa3 to Ba1 due to its belief that there is significant earnings pressure due to FSI pricing in 2007, customer consolidation in the Neighborhood Targeted segment and our willingness to have a more aggressive leverage profile. This downgrade did not trigger conversion of the 2033 Notes.

In addition, the financing which would be required in connection with the proposed ADVO acquisition would significantly increase our level of debt and may lower our debt rating further which could trigger conversion of the 2033 Notes. However, it is anticipated that the conversion price would be out-of- the-money. Lower debt ratings may increase our cost of borrowing as well as adversely affect our access to the capital markets. See Item 1A Risk Factors: “We may be unable to consummate our pending acquisition of ADVO. If we do consummate the pending acquisition, we will be required to incur a substantial amount of additional indebtedness which could adversely affect our financial health and make it more difficult for us to service our debt or obtain additional financing in the future, if necessary.”

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes, to reduce its indebtedness and to make acquisitions.

As of December 31, 2006, Valassis had authorization to repurchase an additional 6.1 million shares of its common stock under its existing share repurchase programs.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet anticipated liquidity needs, including interest and required payments of indebtedness.

Valassis’ contractual obligations as of December 31, 2006, are as follows:

	Payments due by Period
(in thousands of U.S. dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Public Debt	$339,794		$100,000		$239,794	(1)
Interest on Public Debt	18,735	9,230	9,505
Operating Leases	33,057	7,771	15,204	9,641	441
Other Long-term Liabilities	8,195				8,195

	$399,781	$17,001	$124,709	$9,641	$248,430

(1)	Non-current long-term debt is included at face value.

In addition, we have entered into the amended merger agreement with ADVO. See “—General” for a description of Valassis’ obligations in connection therewith.

Off-balance Sheet Arrangements

As of December 31, 2006, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $16.3 million for the year ended December 31, 2006, largely representing technology enhancements and payments on a new printing press. For the Valassis business, management expects future capital expenditure requirements of approximately $10 million over each of the next three years to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standard (SFAS) 123R on January 1, 2006. The standard requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Valassis applied this Statement to all unvested awards outstanding as of December 31, 2005 and all awards granted on or after January 1, 2006. Compensation cost is being recognized on and after January 1, 2006 for the fair value of new grants issued and for the unvested portion of outstanding awards at that date based on the grant-date fair value of these awards previously calculated under SFAS 123 for pro-forma disclosures. The adoption of SFAS 123R resulted in the recognition of an additional $5.5 million of stock compensation expense in 2006. Prior period financial statements are not restated to reflect the effect of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis adopted these provisions on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial condition, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, we will adopt these provisions as of January 1, 2007. We are currently evaluating the impact to our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. As such Valassis adopted these provisions for the fiscal year ended December 31, 2006. The adoption did not have a material impact on our financial condition, results of operations and liquidity.

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

ROP

ROP revenue is recognized on the date that the advertisement runs in the newspaper. Some customers have contracts whereby Valassis earns a transaction fee and the media costs are pass-through costs to the customer. In such cases, Valassis only recognizes the transaction fee as revenue on the date the advertisement runs in the newspaper. Customer contracts can vary, which may lead to material changes in revenue recognized for this segment, while not materially affecting absolute gross margin dollars.

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

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2006, 2005 or 2004. No cash flow hedges were re-designated or discontinued during 2006 or 2005.

On August 3, 2006, Valassis entered into a forward-dated $400 million LIBOR swap contract and a forward-dated $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the proposed ADVO acquisition. On September 28, 2006, Valassis terminated the swap and did not exercise its swaption contract which expired on September 28, 2006. On the same day, Valassis entered into a new forward-dated $400 million European LIBOR swaption contract with an expiration date of February 28, 2007 at a strike price of 5.29%. The termination of the swap and the swaption premiums resulted in an incremental interest expense of $13.8 million during the year ended December 31, 2006. Valassis has a $0.6 million asset at December 31, 2006 for the premium on the new swaption contract that will be marked to market over the reporting period through February 28, 2007. The swap and swaption derivative contracts served to convert a portion of the proposed senior credit facility, which will bear a variable rate of interest, to a fixed rate. The derivatives did not qualify for hedge accounting treatment under SFAS No. 133 and will be stated at fair value with gains or losses arising from changes in fair value being charged to interest expense during the period in which they arise.

Other Matters – Valassis does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

BUSINESS OUTLOOK

The following statements are based on current expectations for 2007 without giving effect to the pending ADVO acquisition. These statements are forward-looking and are subject to a number of factors and uncertainties and actual results may differ materially. See the introductory paragraph to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A Risk Factors.

Regarding 2007, we expect revenue increases in our ROP, Neighborhood Targeted, Household Targeted and International & Services business segments. In our FSI business segment, we expect FSI pricing to continue to trend downward in 2007 similar to the decline experienced in 2006 of approximately 10%. We expect to be able to lower our FSI costs on a cost-per-thousand basis, but this will not offset the reduced FSI pricing.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are foreign exchange rates at Valassis’ international subsidiaries, interest rates on various debt instruments and credit risk on investments.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of coupon clearing in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the year ended December 31, 2006, we recorded an immaterial unrealized market value gain in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2006, Valassis had a commitment to purchase $5.5 million in Mexican pesos over the next 12 months.

Interest Rates

On September 28, 2006, Valassis entered into $400 million LIBOR swaption contract as a bridge hedge for a portion of the acquisition financing related to the pending ADVO acquisition pursuant to a merger agreement. The swaption derivative contract serves to convert a portion of the proposed senior credit facility which will bear a variable rate of interest to a fixed rate. Significant fluctuations in LIBOR could cause a material earnings impact as well as require material cash commitments or cash settlement.

Item 8.	Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005

Assets

Current assets:
Cash and cash equivalents	$52,619	$64,320
Auction-rate securities	102,533	72,031
Accounts receivable (less allowance for doubtful accounts of $5,001 at Dec. 31, 2006 and $5,101 at Dec. 31, 2005)	339,079	273,863
Inventories:
Raw materials	12,729	13,352
Work in progress	13,105	11,883
Prepaid expenses and other	16,681	12,894
Deferred income taxes (Note 5)	1,789	2,573
Refundable income taxes	3,957	—

Total current assets	542,492	450,916

Property, plant and equipment, at cost:
Land and buildings	55,723	54,247
Machinery and equipment	142,085	136,771
Office furniture and equipment	61,903	61,449
Automobiles	216	221
Leasehold improvements	2,949	2,784

	262,876	255,472
Less accumulated depreciation and amortization	(153,490)	(147,325)

Net property, plant and equipment	109,386	108,147

Intangible assets (Note 2):
Goodwill	173,134	173,134
Other intangibles	35,555	35,555

	208,689	208,689
Less accumulated amortization	(75,280)	(74,724)

Net intangible assets	133,409	133,965

Investments	4,899	614
Other assets	11,240	4,041

Total assets	$801,426	$697,683

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	YEAR ENDED
(in thousands of U.S. dollars, except share data)	Dec. 31, 2006	Dec. 31, 2005
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt	$—	$14,260
Accounts payable	268,834	215,696
Accrued interest	3,307	3,308
Accrued expenses	40,821	45,873
Progress billings	49,258	44,314

Total current liabilities	362,220	323,451

Long-term debt (Note 3)	259,931	259,896

Other non-current liabilities	8,195	8,090
Deferred income taxes (Note 5)	3,506	2,721

Stockholders’ equity (Notes 8 and 9):
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at Dec. 31, 2006 and Dec. 31, 2005
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,264,925 at Dec. 31, 2006 and 63,217,176 at Dec. 31, 2005; outstanding 47,783,908 at Dec. 31, 2006 and 47,629,580 at Dec. 31, 2005	633	632
Additional paid-in capital	45,520	39,102
Deferred compensation	(1,295)	(925)
Retained earnings	638,209	586,927
Accumulated other comprehensive income	4,734	1,389
Treasury stock, at cost (15,481,017 shares at Dec. 31, 2006 and 15,587,596 shares at Dec. 31, 2005)	(520,227)	(523,600)

Total stockholders’ equity	167,574	103,525

Total liabilities and stockholders’ equity	$801,426	$697,683

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

	YEAR ENDED
(in thousands of U.S. dollars, except per share data)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004

Revenues	$1,043,491	$1,131,043	$1,044,069

Costs and expenses:
Cost of sales	789,588	836,331	748,075
Amortization of intangible assets	556	599	294
Selling, general and administrative	151,358	142,656	133,080
Goodwill and investment impairment charges	—	—	3,553

Total costs and expenses	941,502	979,586	885,002

Earnings from operations	101,989	151,457	159,067

Other expenses and income:
Interest expense	24,749	10,927	11,362
Other (income) and expenses	(6,298)	(5,695)	(9,100)

Total other expenses and income	18,451	5,232	2,262

Earnings before income taxes	83,538	146,225	156,805

Income taxes	32,256	50,829	56,058

Net earnings	$51,282	$95,396	$100,747

Net earnings per common share, basic	$1.07	$1.93	$1.95

Net earnings per common share, diluted	$1.07	$1.90	$1.93

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars)	Common Stock	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Accumulated			Total Compre- hensive Income
					Treasury Stock	Other Compre- hensive Income (Loss)	Total

Balances at Dec. 31, 2003	$631	$35,373	$(471)	$390,784	$(351,962)	$1,704	$76,059
Net earnings				100,747			100,747	$100,747
Other comprehensive income:
Foreign currency translation								1,952
Gain on hedging contracts								83

Total comprehensive income								$102,782

Stock repurchase		(11,842)			(47,999)		(59,841)
Exercise of stock options		1,488			18,524		20,012
Deferred compensation			256				256
Stock grants		1,192					1,192
Other comprehensive income						2,081	2,081

Balances at Dec. 31, 2004	631	26,211	(215)	491,531	(381,437)	3,785	140,506
Net earnings				95,396			95,396	$95,396
Other comprehensive income:
Foreign currency translation								(2,577)
Loss on hedging contracts								(21)
Accrued interest on auction- rate securities								139

Total comprehensive income								$92,937

Stock repurchase		6,705			(175,743)		(169,038)
Exercise of stock options		3,785			33,580		37,365
Deferred compensation			(710)				(710)
Stock grants	1	2,401					2,402
Other comprehensive income (loss)						(2,396)	(2,396)

Balances at Dec. 31, 2005	632	39,102	(925)	586,927	(523,600)	1,389	103,525
Net earnings				51,282			51,282	$51,282
Other comprehensive income:
Foreign currency translation								3,143
Gain on hedging contracts								31
Accrued interest on auction- rate securities								100

Total comprehensive income								$54,556

Stock repurchase		(1,525)			(2,379)		(3,904)
Exercise of stock options		490			5,752		6,242
Deferred compensation			(370)				(370)
Stock grants	1	1,953					1,954
Stock option expense		5,500					5,500
Other comprehensive income						3,345	3,345

Balances at Dec. 31, 2006	$633	$45,520	$(1,295)	$638,209	$(520,227)	$4,734	$167,574

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31 2005	Dec. 31 2004

Cash flows from operating activities:
Net earnings	$51,282	$95,396	$100,747
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,374	15,374	15,224
Amortization of intangibles	556	599	297
Amortization of bond discount	215	453	782
Provision for losses on accounts receivable	1,128	346	1,405
Writedown of impaired assets	2,136	—	3,553
Gain on equity investment	(407)	(300)	(71)
Stock-based compensation charge	7,083	1,654	1,313
Loss (Gain) on sale of property, plant and equipment	—	36	(435)
Deferred income taxes	1,569	4,201	5,971
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	(66,344)	(9,285)	(56,111)
Inventories	(599)	2,381	(6,624)
Prepaid expenses and other	(4,174)	3,592	(1,919)
Other assets	(7,067)	1,968	1,543
Other liabilities	105	(272)	660
Accounts payable	53,138	(16,128)	35,720
Accrued interest and expenses	(5,053)	(2,196)	(6,407)
Income taxes	(3,080)	5,862	2,175
Progress billings	4,944	12,508	(21,004)

Total adjustments	(1,476)	20,793	(23,928)

Cash flows provided from operating activities	$49,806	$116,189	$76,819

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Cash flows from investing activities:

Additions to property, plant and equipment	$(16,256)	$(24,666)	$(18,941)
Replacement equipment reimbursed by insurance companies from damage claims	—	(6,268)	(3,117)
Proceeds from sale of property, plant and equipment	—	18	813
Purchases of auction rate securities	(629,091)	(341,929)	(268,793)
Proceeds from auction rate securities	598,589	372,765	310,423
Acquisition of Catalina Marketing’s DMS division	—	—	(5,500)
Investments and advances to affiliated companies	(4,000)	—	(250)
Other	202	213	129

Net cash (used) provided in investing activities	(50,556)	133	14,764

Cash flows from financing activities:

Proceeds from issuance of common stock	5,752	33,580	18,524
Purchase of treasury shares	(3,913)	(169,037)	(50,968)
Repayment of long-term debt	(14,440)	—	(38,741)

Net cash used in financing activities	(12,601)	(135,457)	(71,185)

Effect of exchange rate changes on cash	1,650	(1,759)	1,952

Net (decrease) increase in cash and cash equivalents	(11,701)	(20,894)	22,350

Cash and cash equivalents at beginning of the year	64,320	85,214	62,864

Cash and cash equivalents at end of the year	$52,619	$64,320	$85,214

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$24,749 *	$10,205	$10,091
Cash paid during the year for income taxes	$36,536	$43,070	$48,394
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$1,954	$2,402	$1,192

*	Includes cash paid during the year for swap and swaption contracts of $13,751 related to the pending ADVO transaction.

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

AUCTION-RATE SECURITIES

Auction-rate Securities (ARS) are securities that have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 35 days. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these ARS are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. Accrued interest is recorded in other comprehensive income.

INVENTORIES

Inventories are accounted for at lower of cost or market using the first in, first out (FIFO) method of inventory valuation.

ADVERTISING

The costs of advertising are expensed as incurred and are classified within “Selling, General and Administrative” on the “Consolidated Statements of Income.”

STOCK COMPENSATION

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

Class	Range
Buildings/Building Improvements	10 - 30 years
Machinery and equipment	5 - 20 years
Office furniture, fixtures, and computer equipment and software	3 - 10 years
Automobiles	3 years
Leasehold improvements	5 - 10 years

GOODWILL AND INTANGIBLE ASSETS

Intangible assets largely consist of goodwill arising from our acquisitions. Under the provisions of SFAS No. 142, goodwill and other intangibles with indefinite lives are not amortized but are subject to review annually or as needed based on impairment indicators. As part of this review, we assess the useful lives assigned to intangible assets.

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

STOCK-BASED COMPENSATION

Valassis grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Valassis adopted SFAS No. 123R, as required, in 2006. The standard requires that all share-based compensation be recorded in the financial statements at the grant date fair value. Valassis applied this Statement to all unvested awards outstanding as of December 31, 2005 and all awards granted on or after January 1, 2006. Compensation cost is being recognized on and after January 1, 2006 for the fair value of new grants issued and for the unvested portion of outstanding awards at that date based on the grant-date fair value of these awards previously calculated under SFAS 123 for pro-forma disclosures. Prior period financial statements are not restated to reflect the effect of SFAS 123R. Prior to 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognized no compensation expense for the stock option grants.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table reconciles reported net income to pro forma net income as if we accounted for stock options under the fair value method of SFAS No. 123 in 2005 and 2004. (See Note 8 for additional disclosures).

(in thousands of U.S. dollars)	Dec. 31 2005	Dec. 31, 2004
Net income, as reported	$95,396	$100,747

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,076	843

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(19,930)	(10,928)

Pro forma net income	$76,542	$90,662

Earnings per share:
Basic—as reported	$1.93	$1.95
Basic—pro forma	$1.55	$1.75

Diluted—as reported	$1.90	$1.93
Diluted—pro forma	$1.53	$1.74

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted SFAS 123R on January 1, 2006. The standard requires that all equity-based compensation be recorded in the financial statements at the grant date fair value. Valassis applied this Statement to all unvested awards outstanding as of December 31, 2005 and all awards granted on or after January 1, 2006. Compensation cost is being recognized on and after January 1, 2006 for the fair value of new grants issued and for the unvested portion of outstanding awards at that date based on the grant-date fair value of these awards previously calculated under SFAS 123 for pro-forma disclosures. The adoption of SFAS 123R resulted in the recognition of an additional $5.5 million of stock compensation expense in 2006. Prior period financial statements are not restated to reflect the effect of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, Valassis adopted these provisions on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial condition, results of operations or liquidity.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. As such Valassis adopted these provisions for the fiscal year ended December 31, 2006. The adoption did not have a material impact on our financial condition, results of operations and liquidity.

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

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject Valassis to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographies. One customer, Procter & Gamble, accounted for slightly more than 10% of Valassis’ consolidated revenues during the years ended December 31, 2006 and 2005 and no single customer accounted for more than 10% of Valassis’ consolidated revenues during the year ended December 31, 2004. Generally, we do not require collateral or other security to support customer receivables.

Valassis’ debt is also a financial instrument with the estimated fair market value of the debt at $8.8 million below carrying value as of December 31, 2006 and $3.5 million above carrying value at December 31, 2005. See Note 3 for additional fair value disclosure. The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term nature of these items.

(2) GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Dec. 31, 2006		Unamortized Balance at Dec. 31, 2006	Weighted Average Useful Life (in years)
Amortizable intangible assets	$3,455	$(2,475)		$980	5.9

Non-amortizable intangible assets:
Goodwill:
FSI	65,401	(47,144)		18,257
ROP	3,599	(2,260)		1,339
Neighborhood Targeted	4,195	(209)		3,986
Household Targeted	86,375	(53,733	) (1)	32,642
International & Services	64,864	—		64,864
The Valassis name and other	32,100	(20,759)		11,341

Total non-amortizable intangible assets	$256,534	$(124,105)		$132,429

Total	$259,989	$(126,580)		$133,409

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

Valassis performed impairment tests based on discounted cash flow analysis at December 31, 2006, 2005 and 2004, concluding no impairment of goodwill had occurred as of these dates and no events had occurred during the respective years that would indicate an impairment of such assets had taken place.

Amortizable intangible assets include non-compete agreements and corporate logos. The associated amortization expense was approximately $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization related to these intangible assets is expected to be approximately $0.5 million in 2007, $0.2 million in 2008 and negligible in 2009 and beyond.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(3) LONG-TERM DEBT

Long-term debt is summarized as follows: (in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005

Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,931	99,896
Zero Coupon Senior Convertible Notes due 2021, net of discount	—	14,260
Senior Convertible Notes due 2033, net of discount	160,000	160,000

	$259,931	$274,156
Less current portion	—	14,260

Total long-term debt	$259,931	$259,896

CREDIT FACILITY

Valassis had a revolving line of credit with a $125.0 million revolving credit facility pursuant to an agreement with Standard Federal Bank, N.A., Comerica Bank, Harris Trust and Savings Bank and Fifth Third Bank (collectively, the “Banks”), with Standard Federal Bank, N.A. acting as Agent for the Banks (the “Revolving Credit Agreement”). The Revolving Credit Agreement expired in November 2006, and Valassis elected not to renew it at such time in light of the pending ADVO acquisition and its anticipated financing. As of December 31, 2006, Valassis did not have a credit facility.

PUBLIC DEBT

At December 31, 2006, our public debt consists of 6 5/8% Senior Notes due 2009 (the “2009 Notes”) and Senior Convertible Notes due 2033 (the “2033 Notes”). Each of the 2033 Notes and the 2009 Notes are general unsecured obligations of Valassis and rank on parity in right of payment with all other senior indebtedness of Valassis. As of December 31, 2006, Valassis was in compliance with all of its debt covenants contained in the indentures covering its public debt. All of Valassis’ public debt indentures contain cross-default provisions which become applicable if Valassis defaults under any mortgage, indebtedness or instrument for money borrowed by it and the default results in the acceleration of such indebtedness in excess of $25 million. In addition, the indenture covering the 2033 Notes contains a conversion trigger based upon credit rating downgrades by either Moody’s Investors Service, Inc. or Standard & Poor’s.

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

On June 6, 2006, the majority of the holders of the 2021 Notes put their notes to Valassis at a price of $639.76 per note for the $14.3 million in cash. Cash paid was equal to the accreted value of the debt recorded and no gain or loss was recognized. The remaining $97,000 of the 2021 Notes were called by Valassis on June 28, 2006 and settled in cash at the same price on July 28, 2006.

Senior Convertible Notes due 2033

In May 2003, Valassis issued 239,794 of its 2033 Notes at an issue price of $667.24 per note, which resulted in the gross proceeds to Valassis of $160 million. Each of the 2033 Notes has a yield of 1 5/8% per year with a maturity value of $1000. The holders of the 2033 Notes will receive cash interest payments of 1 5/8% per year on the original discounted amount, payable semiannually from 2003 to 2008. Valassis used approximately $111.0 million of the proceeds of this issuance to repurchase $185.3 million in face value of the 2021 Notes. The resulting premium and write-off of fees and discounts resulted in the $3.9 million refinancing charge discussed above.

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

The 2033 Notes are convertible by their holders when a market price trigger occurs. A market price trigger occurs the first time that the closing sales price per share of Valassis common stock for at least 20 trading days in any period of 30 consecutive trading days exceeds 120% of the accreted conversion price per share of common stock. The accreted conversion price as of any day is equal to the issue price of a 2033 Note plus the accrued original issue discount to that day. As of December 31, 2006, the accreted conversion price was $667.24. The 2033 Notes are convertible at a base rate of 15.1627 shares plus an incremental share factor of up to 9.8556. The incremental shares begin to accrue at the base conversion price, while the number of incremental shares is based upon the stock price at the time of the conversion. At May 22, 2008, the total conversion rate (base rate plus incremental shares) is fixed based upon the stock price as of this date.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Debt discount is being amortized utilizing the interest method over the term of the notes through the first put date. The difference between the stated and effective interest rates is nominal. The estimated fair market value of the debt was $8.8 million below carrying value and $3.5 million above carrying value as of December 31, 2006 and December 31, 2005, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The fair market value of convertible debt was estimated using theoretical value as determined through the binomial model. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on Valassis’ ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of its property.

(4) PROFIT SHARING AND BONUS PLANS

Valassis has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all domestic salaried and hourly employees.

Expenses under the aforementioned plans were as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Profit sharing plan	$2,801	$5,778	$4,332

Bonus plans for salaried, sales and hourly personnel	9,054	15,406	14,751

Bonus plan for executives	782	2,417	2,174

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(5) INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Pre-tax income (loss):
United States	$84,541	$146,573	$149,142
Foreign	(1,003)	(348)	7,663

	$83,538	$146,225	$156,805

Income taxes have been charged to earnings as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Current:
Federal	$28,619	$42,543	$45,708
Foreign	1,030	1,310	2,510
State	1,091	2,199	2,531

Total current taxes	$30,740	$46,052	$50,749

Deferred:
Federal	$3,763	$4,867	$4,853
Foreign	(2,305)	(261)	266
State	58	171	190

Total deferred taxes	$1,516	$4,777	$5,309

Total income taxes	$32,256	$50,829	$56,058

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $17.0 million and $17.8 million at December 31, 2006 and December 31, 2005, respectively. Accordingly, U.S. income taxes have not been provided on these earnings. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Expected income tax expense at statutory rate	$29,238	$51,179	$54,882

Increase (decrease) in taxes resulting from:

Litigation costs related to the pending ADVO acquisition	5,652	—	—

Valuation allowance	(247)	—	—

Foreign currency loss	—	—	(383)

State and local income taxes, net of federal benefit	746	2,370	1,645

Tax credits	(859)	(1,582)	(1,323)

Other items, net	(2,274)	(1,138)	1,237

Actual income tax expense	$32,256	$50,829	$56,058

A significant portion of the litigation costs incurred related to the pending ADVO acquisition will be included in the tax basis of the ADVO stock acquired and will not be deductible for tax purposes in the foreseeable future.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Significant components of our deferred tax liabilities and assets are as follows:

	YEAR ENDED
(in thousands of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005
Long-term deferred income tax assets (liabilities):

Depreciation on plant and equipment and amortization of intangibles	$(8,476)	$(6,045)
Deferred compensation	3,187	3,204
Operating loss and credit carryforward	5,167	3,347
Convertible notes	(11,378)	(9,119)
Stock compensation	3,078	847
Consulting agreement	235	321
Partnership losses	3,594	3,776
Investment impairments	2,769	2,810
Prepaid rent	434	486
Foreign	782	525
Accrued insurance	—	25
Other	131	378

Long-term deferred income tax assets	(477)	555

Valuation allowance	(3,029)	(3,276)

Net long-term deferred income tax (liabilities) assets	$(3,506)	$(2,721)

Current deferred income tax assets (liabilities):

Inventory	$560	$922
Accrued expense	961	1,334
Allowance for uncollectible accounts	1,405	1,324
Other reserves	(85)	187
Prepaid expense	(1,052)	(1,007)
Other – net	—	(187)

Total current deferred income tax assets	$1,789	$2,573

For financial statement purposes, the tax benefit of net operating loss and credit carry forwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. Valassis evaluates its net operating loss and credit carry forwards on an ongoing basis. As of December 31, 2006, approximately $39,000 of the tax carry forwards relate to the alternative minimum tax credit which can be carried forward indefinitely. The remaining tax carry forwards relate to foreign operating losses, which can also be carried forward indefinitely. The valuation allowance of $3.0 million relates to foreign net operating losses.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(6) COMMITMENTS

Total operating lease rentals, for various office space, charged to expense were $9.0 million, $9.2 million and $8.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2006 are as follows:

Year Ending Dec. 31,	(in thousands of U.S. dollars)
2007	$7,771
2008	5,467
2009	4,952
2010	4,785
2011	4,539
Thereafter	5,543

$33,057

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

(in thousands of U.S. dollars)
Year Ended	Base Salary	Maximum Cash Bonus
Dec. 31, 2007	$2,490	$2,257
Dec. 31, 2008	2,273	1,633
Dec. 31, 2009	1,967	360
Dec. 31, 2010	780	—
Dec. 31, 2011	780	—
Thereafter	2,340	—

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain earnings per share and/or sales and cost targets. We also provide stock options and restricted stock grants to certain executives (See Note 8).

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

The FTC announced the approval of the consent agreement on March 14, 2006, subject to a 30-day public comment period, during which time there were no public comments. After such time period, the FTC decided to finalize the consent agreement. The consent agreement prohibits us from communicating certain statements about competitive intentions (and standard prohibitions related to allocating markets and fixing prices).

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

In 2002, the Board of Directors of Valassis (the “Board”) and the Shareholders approved the 2002 Long-Term Incentive Plan which authorizes option grants for the issuance of 3,500,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

On December 6, 2005, the Board accepted the voluntary forfeiture of stock options which had previously been granted to certain executives on October 1, 2005. The Compensation/Stock Option Committee of the Board also approved the acceleration of vesting of all underwater unvested stock options outstanding at December 31, 2005. All options outstanding at December 31, 2005 with an exercise price greater than the December 30, 2005 closing price of Valassis’ common stock ($29.07) became fully vested. As a result, options that would otherwise have vested from time to time during the five years subsequent to the fiscal year ended December 31, 2005 became immediately exercisable at that date.

At December 31, 2006, there were outstanding options among 2,250 participants for the purchase of 6,435,036 shares and there were 2,334,755 shares available for grant.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following options to purchase our common shares were outstanding under the Plan on December 31, 2006.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of Dec. 31, 2006	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Exercisable As of Dec. 31, 2006	Weighted-Average Exercise Price
$ 5.01 - $25.00	376,355	4.5	$21.41	271,685	$22.03
$25.01 - $30.00	2,830,889	5.7	$28.20	1,636,439	$28.02
$30.01 - $35.00	1,280,653	5.5	$31.50	1,259,853	$31.51
$35.01 - $40.00	1,771,939	4.4	$35.69	1,769,569	$35.69
$40.01 - $50.00	175,200	3.4	$42.11	175,200	$42.11

	6,435,036	5.0	$30.90	5,112,746	$31.70

A summary of Valassis’ stock option activity for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Year Ended Dec. 31, 2006		Year Ended Dec. 31, 2005
	Shares	Weighted Average per Share Exercise Price	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	6,448,022	$31.00	7,616,831	$30.29
Granted	768,500	$28.04	1,145,592	$36.49
Exercised	(246,451)	$23.60	(929,356)	$25.92
Forfeited/Expired	(535,035)	$31.89	(1,385,045)	$35.07

Outstanding at end of year	6,435,036	$30.90	6,448,022	$31.00

Options exercisable at year end	5,112,746	$31.70	5,404,886	$31.61

	Year Ended Dec. 31, 2004
	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	7,634,949	$30.22
Granted	1,274,958	$30.75
Exercised	(949,378)	$29.77
Forfeited/Expired	(343,698)	$31.81

Outstanding at end of year	7,616,831	$30.29

Options exercisable at year end	4,025,036	$30.27

The incremental stock-based compensation expense resulting from the adoption of SFAS 123R was $5.5 million ($3.6 million, net of tax) for the year ended December 31, 2006. The portion of this expense related to options granted prior to the adoption of SFAS 123R was $4.3 million.

The intrinsic value of options exercised (the amount by which the market price of the Company’s stock on the date of exercise exceeded the exercise price) was $1.4 million, $2.1 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Based on the market price of the Company’s stock at December 31, 2006 ($14.50), there is no intrinsic value of the options outstanding or options exercisable at December 31, 2006.

As of December 31, 2006, there was a total of $9.2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.9 years.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

As discussed more fully in Note 1, we adopted SFAS No. 123R effective January 1, 2006. Valassis had previously elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Because the exercise price of our employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. All options were granted with exercise prices equal to market value at the date of grant in 2006, 2005 and 2004.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if Valassis had accounted for its employee stock options under the fair value method of that Statement.

The weighted average fair value per option at date of grant during 2006, 2005 and 2004 was $10.65, $11.60 and $12.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2006	2005	2004
Expected option life	6 years	6 years	6 years
Expected annual volatility	29%	31%	33%
Risk-free interest rate	4.8%	4.2%	3.1%
Dividend yield	0%	0%	0%

A table illustrating the effect on net income and earnings per share for 2005 and 2004 as if the Black-Scholes fair value method had been applied to long-term incentive plans is presented in Note 1.

The pro forma effects in 2005 and 2004 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Employee and Director Restricted Stock Award Plan

In May 2005, our shareholders approved the 2005 Employee and Director Restricted Stock Award Plan to replace the then existing plan which expired on May 20, 2006. A total of 150,000 shares of restricted stock has been reserved for this plan. 23,250 shares under this plan were granted to employees during the year ended December 31, 2006. The average fair value of these restricted stock grants was $29.09 and pre-tax expense related to these grants was $0.2 million for the year-ended December 31, 2006. Also during 2006, a portion of total payments to our outside directors was paid in restricted stock from this plan with a total value of approximately $144,000.

The Employee and Director Restricted Stock Award Plan authorizes the grant of restricted stock to executives and to non-employee directors. A total of 300,000 shares of restricted stock have been reserved for this plan. Pursuant to employment agreements between Valassis and certain executives, 13,500 shares of restricted stock were issued to such executives in each of 2005 and 2004. The average fair value of these restricted stock grants in 2005 and 2004 was $35.01 per share and $29.35 per share, respectively. Pre-tax compensation expense related to these grants for the years ended December 31, 2006, 2005 and 2004 was approximately $0.2 million, $0.4 million and $0.3 million, respectively. Also during 2005 and 2004, a portion of the total payments to our outside directors was paid in restricted stock from this plan, with a total value of approximately $141,000 and $150,000 per year, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Executive Restricted Stock Plan

In May 2005, our shareholders approved the 2005 Executive Restricted Stock Plan which provides for the grant of restricted stock, with a minimum of one-year vesting, to certain executives. The maximum number of restricted shares that are authorized under this plan is 150,000 shares, provided that not more than 60% of such shares are awarded to any one participant. 39,000 shares of restricted stock were granted under this plan in 2006, with a fair value at the date of grant of $29.07. Pre-tax compensation expense related to the plan for the year ended December 31, 2006 was $0.4 million.

The Executive Restricted Stock Plan provides for the grant of restricted stock, with a minimum one-year vesting, to certain executives. The maximum number of restricted shares that may be issued under this plan is 375,000, provided that not more than 60% of such shares are awarded to any one participant. Pursuant to an employment agreement between Valassis and the Chief Executive Officer, Alan F. Schultz, 22,500 of restricted stock each year with an average fair value at the date of grant of $35.01 and $29.35 per share, respectively, were issued to such executive in 2005, and 2004, respectively. Pre-tax compensation expense related to the plan for years ended December 31, 2006, 2005 and 2004 was approximately $0.2 million, $0.7 million and $1.0 million, respectively.

Employee Stock Purchase Plan

All domestic full-time employees are eligible to participate in our Employee Stock Purchase Plan. The plan provides that participants may authorize Valassis to withhold a portion of earnings to be used to purchase our common stock at prevailing market prices. Under the plan, Valassis contributed on behalf of each participant 25% of the participant’s contributions during the year. The value of our common stock contributed by Valassis and expensed totaled approximately $211,000, $183,000 and $157,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

401(k) Plan

Prior to 2005, Valassis’ 401(k) Plan included a 25% match, payable in Valassis stock, on each participant’s annual contributions to the Plan that are invested in Valassis stock at the end of the year. The expense related to this plan for the year ended December 31, 2004 was approximately $195,000.

(9) STOCKHOLDERS’ EQUITY

On September 1, 1999, the Board of Directors adopted a Stockholder Rights Agreement, which was amended on October 10, 2003 and was further amended on January 5, 2007 (the “Agreement”). Pursuant to the Agreement, the Board declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of Valassis’ common stock. The Rights are attached to and automatically trade with the outstanding shares of Valassis’ common stock.

The Rights will become exercisable only in the event that any person or group of persons acquires 15% (or 20% in the case of two particular investors) or more of Valassis’ common stock or commences a tender offer for 15% or more of Valassis’ common stock. Once the Rights become exercisable they entitle the shareholder to purchase one one-hundredth of a share of preferred stock of Valassis at an exercise price of $1.70. The Rights expire on September 1, 2009. Valassis is entitled to redeem the Rights at $0.01 per Right at any time, prior to the expiration of the Rights, before a person or group acquires the requisite amount of common stock to trigger the Rights.

In addition, as of December 31, 2006, Valassis had authorization to repurchase an additional 6.1 million shares of its common stock under its existing share repurchase programs. Valassis repurchased 0.1 million shares, 4.6 million shares and 1.9 million shares during the years ended December 31, 2006, 2005 and 2004, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(10) FOREIGN CURRENCY AND DERIVATIVE INSTRUMENTS

The functional currencies for Valassis’ foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis, the impact for 2006 was an increase of $3.1 million.

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

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2006, 2005 or 2004. No cash flow hedges were re-designated or discontinued during 2006, 2005 or 2004.

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

For the year ended December 31, 2006, we recorded an immaterial unrealized market value gain in other comprehensive income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2006, Valassis had a commitment to purchase $5.5 million in Mexican pesos over the next 12 months.

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

PreVision Marketing, LLC

On August 11, 2000, Valassis acquired 80% of the outstanding membership interest in PreVision for $30.0 million in cash and approximately $5.0 million in restricted stock. PreVision, was a direct-marketing agency specializing in one-to-one marketing, customer retention and customer acquisition. The acquisition of PreVision was accounted for using the purchase method of accounting for acquisitions and, accordingly, the results of operations for PreVision have been included in our financial statements since the date of acquisition. The purchase agreement executed in connection with this transaction also contained additional payments contingent on the future earnings performance of PreVision. Based upon the financial results for the year ended December 31, 2001 for PreVision, Valassis paid an additional $8.0 million in 2002. In May 2003, we acquired the remaining 20% of PreVision for $2.4 million.

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

(in millions of U.S. dollars)	Year Ended Dec. 31,
	FSI	ROP	Neighborhood Targeted	Household Targeted		International & Services		Total
2006
Revenues from external customers	$441.2	$116.9	$315.1	$58.9		$111.4		$1,043.5
Depreciation/amortization	8.9	—	2.0	0.2		3.8		14.9
Segment profit	$65.9	$14.0	$29.5	$3.0		$5.7	(1)	$118.1
2005
Revenues from external customers	$504.5	$122.5	$339.0	$63.2		$101.8		$1,131.0
Depreciation/amortization	9.6	—	2.0	0.8		3.0		15.4
Segment profit (loss)	$96.2	$9.6	$40.4	$(3.5	)(2)	$8.7		$151.4
2004
Revenues from external customers	$493.8	$114.2	$275.2	$61.8		$99.1		$1,044.1
Depreciation/amortization	9.7	—	2.0	0.8		3.0		15.5
Segment profit	$105.2	$8.3	$31.6	$1.0		$13.0	(3)	$159.1

(1)	Includes $3.6 million in costs related to the close-down of the French agency business and eSettlement business unit of NCH.
(2)	Includes charges of $2.7 million related to the elimination of PreVision as a stand-alone entity.
(3)	Includes $3.5 million write-off of an investment in a cost-basis Internet investment.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Profit for reportable segments	$118.1	$151.4	$159.1
Unallocated amounts:
Legal and professional costs related to the pending ADVO transaction and related litigation	(16.1)	—	—
Interest expense	(24.7)	(10.9)	(11.4)
Other (expenses) and income	6.2	5.7	9.1

Earnings before Taxes	$83.5	$146.2	$156.8

Domestic and foreign revenues were as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
United States	$982.5	$1,080.5	$988.4
Foreign	61.0	50.5	55.7

	$1,043.5	$1,131.0	$1,044.1

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	YEAR ENDED
(in millions of U.S. dollars)	Dec. 31, 2006	Dec. 31, 2005
United States	$89,335	$88,227
Foreign	20,051	19,920

	$109,386	$108,147

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(13) EARNINGS PER SHARE

Earnings per common share (“EPS”) data was computed as follows:

	YEAR ENDED
(in thousands of U.S. dollars, except per share data)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Net earnings	$51,282	$95,396	$100,747

Basic EPS:
Weighted average common shares outstanding	47,757	49,466	51,758

Net earnings per common share, basic	$1.07	$1.93	$1.95

Diluted EPS:
Weighted average common shares outstanding	47,757	49,466	51,758
Shares issued on assumed exercise of dilutive options	239	5,856	4,773
Shares purchased with assumed proceeds of options and unearned restricted shares	(250)	(5,191)	(4,387)
Shares contingently issuable	34	52	70

Shares applicable to diluted earnings	47,780	50,183	52,214

Net earnings per common share, diluted	$1.07	$1.90	$1.93

Unexercised employee stock options to purchase 6.4 million shares, 1.4 million shares, and 3.3 million shares of Valassis’ common stock as of December 31, 2006, 2005 and 2004, respectively, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the respective periods.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and December 31, 2005.

	THREE MONTHS ENDED
(in thousands of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2006

Revenues	$247,646	$260,593	$248,883	$286,369
Cost of sales	185,269	197,972	187,233	219,114
Net earnings	18,058	19,689	6,622	6,913
Net earnings per common share, diluted	$0.38	$0.41	$0.14	$0.14

	THREE MONTHS ENDED
(in thousands of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2005

Revenues	$279,284	$276,427	$266,086	$309,246
Cost of sales	199,656	200,009	199,163	237,503
Net earnings	28,242	25,524	21,305	20,325
Net earnings per common share, diluted	$0.55	$0.50	$0.42	$0.42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Detroit, Michigan

February 10, 2007

Item 9. Changes and disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

As of the end of the period covered by this filing of the Annual Report on Form 10-K, Valassis carried out an evaluation, under the supervision and with the participation of Valassis’ Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Rules 13a – 15 of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934(i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that Valassis will consider recommendations from shareholders of candidates for election as a director of Valassis and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by Valassis shareholders.

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

Item 11. Executive Compensation

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Stock Price Performance Graph and the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth in the Valassis Proxy Statement for the 2007 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2006, 2005 and 2004:

Schedule	Page
II Valuation and Qualifying Accounts	S-2

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

VALASSIS COMMUNICATIONS, INC.

By:	/s/ Alan F. Schultz	February 12, 2007
	Alan F. Schultz	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 12, 2007

/s/ Joseph B. Anderson Joseph B. Anderson	Director	February 12, 2007

/s/ Patrick F. Brennan Patrick F. Brennan	Director	February 12, 2007

/s/ Kenneth V. Darish Kenneth V. Darish	Director	February 12, 2007

/s/ Barry P. Hoffman Barry P. Hoffman	General Counsel and Director	February 12, 2007

/s/ Walter H. Ku Walter H. Ku	Director	February 12, 2007

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 12, 2007

/s/ Marcella A. Sampson Marcella A. Sampson	Director	February 12, 2007

/s/ Faith Whittlesey Faith Whittlesey	Director	February 12, 2007

Schedule II

VALASSIS COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2006, 2005 and 2004

(in thousands of U.S. dollars)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended Dec. 31, 2006	5,101	1,128	1,228	5,001
Year Ended Dec. 31, 2005	4,755	798	452	5,101
Year Ended Dec. 31, 2004	3,344	1,345	(66)	4,755

(1)	Accounts deemed to be uncollectible.

EXHIBIT INDEX

Exhibit Number
2.1	Stock Purchase Agreement by and among Valassis Communications, Inc., Valassis Coupon Clearing, Inc., as Buyer and NCH Stockholders, collectively, as Sellers and NCH Marketing Services, Inc. dated February 13, 2003 (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K filed on February 21, 2003)

2.2	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis Communications, Inc., ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis’ 8-K filed on July 10, 2006)

2.3	Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis Communications, Inc., Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis’ 8-K filed on December 20, 2006)

3.1	Restated Certificate of Incorporation of Valassis Communications, Inc. (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement No. 33-45189)

3.2	Amended and Restated By-laws of Valassis Communications, Inc. (incorporated by reference to Exhibit 3 (ii) to Valassis’ Form 10-Q for the period ended March 31, 1999)

4.1	Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the Zero Coupon Convertible Senior Notes Due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-65824))

4.2	Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement No. 333-75041)

4.2(a)	First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to Valassis’ Registration Statement No. 333-75041)

4.4	Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to Valassis’ Form 8-K filed on September 23, 1999)

4.5	Amendment No. 1, dated as of October 10, 2003, to Rights Agreement dated as of September 1, 1999, between Valassis Communications, Inc. and National City Corporation, as Rights Agent (incorporated by reference to Exhibit 2 to Valassis’ Form 8-A/A (File No. 011-10991) filed on October 14, 2003)

4.6	Form of Indenture between Valassis Communications, Inc. and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-107787)

4.7	Amendment No. 2, dated as of January 5, 2007, to the Rights Agreement, dated as of September 1, 1999, as amended on October 10, 2003, between Valassis Communications, Inc. and National City Corporation, as rights agent (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K filed on January 8, 2007)

10.3*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement No. 33-45189)

10.3(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ 1995 Form 10-K)

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ 1996 Form 10-K)

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ 1998 Form 10-K)

10.3(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ 1999 Form 10-K)

10.3(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ 2000 Form 10-K)

10.3(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ 2001 Form 10-K)

10.3(g)*	Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.3(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ 2004 Form 10-K)

10.4*	Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to Valassis’ Registration Statement No. 33-45189)

10.4(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to Valassis’ 1995 Form 10-K)

10.4(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to Valassis’ 1997 Form 10-K)

10.4(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to Valassis’ 1998 Form 10-K)

10.4(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to Valassis’ 1999 Form 10-K)

10.4(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to Valassis’ 2000 Form 10-K)

10.4(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to Valassis’ 2001 Form 10-K)

10.4(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.4(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.4(h)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 21, 2004 (incorporated by reference to Exhibit 10.4(h) to Valassis’ 2004 Form 10-K)

10.5*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ 1998 Form 10.K)

10.5(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ 1998 Form 10-K)

10.5(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ 1998 Form 10-K)

10.5(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ 1998 Form 10-K)

10.5(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ 1998 Form 10-K)

10.5(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ 1998 Form 10-K)

10.5(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ 1999 Form 10-K)

10.5(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ 2000 Form 10-K)

10.5(h)	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ 2001 Form 10-K)

10.5(i)*	This Amendment to Employment Agreement is made May 13, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(j)*	This Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ 2004 Form 10-K)

10.6*	Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement No. 33-45189)

10.6(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

10.6(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ 1995 Form 10-K)

10.6(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10.6(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ 1999 Form 10-K)

10.6(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ 2000 Form 10-K)

10.6(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ 2001 Form 10-K)

10.6(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.6(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ 2004 Form 10-K)

10.7*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 16, 2001)

10.8	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q for the period ended June 30, 1996)

10.9*	Amended and Restated Executive Restricted Stock Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 16, 2001)

10.10*	Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 25, 1996)

10.11*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 25, 1996)

10.12	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ 1998 Form 10-K)

10.13	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis Communications, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005 (incorporated by reference to Exhibit 10.23(g) to the Valassis 2004 Form 10-K)

10.13(h)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 17, 2006 (incorporated by reference to Exhibit 10.23(h) to the Valassis 2005 Form 10-K)

10.14	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.14(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.15	Credit Agreement dated as of November 1, 2002 among Valassis Communications, Inc. and various financial institutions and Standard Federal Bank, N.A., as Administrative Agent and Lead Arranger with Harris Trust and Savings Bank, as Syndication Agent and Comerica Bank, as Documentation Agent (incorporated by reference to Exhibit 10.3(g) to Valassis’ September 30, 2002 10-Q)

10.16	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 15, 2002)

10.17	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ 2002 Form 10-K)

10.18	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 5, 2005)

10.19	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement dated April 5, 2005)

10.20	Letter Agreement between Valassis Communications, Inc. and ADVO, Inc. (incorporated by reference to Exhibit 2.2 to Valassis’ Form 8-K filed on July 10, 2006)

12.1	Statements of Computation of Ratios

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

99	Rights Agreement dated as of September 1, 1999 by and between Valassis and the Bank of New York (incorporated by reference to Exhibit 99.1 to Valassis’ Form 8-A 12B/A filed on November 8, 1999)

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

*	Constitutes a management contract or compensatory plan or arrangement.