Form 10-K/A
period 2006-12-31
VALASSIS COMMUNICATIONS INC
filed 2007-02-28
CIK 883293

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

Explanatory Note

Valassis Communications, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 13, 2007, solely for the purpose of including in Deloitte & Touche LLP’s Report of Independent Registered Public Accounting Firm, dated February 10, 2007 (the “Report”), certain language that was inadvertently omitted in the Report filed with our original Form 10-K regarding Valassis’ change in its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006. The language was included in the manually signed Report and was inadvertently omitted during the EDGAR conversion process.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of “Item 8. Financial Statements and Supplementary Data,” as amended, is set forth herein. The remainder of the original Form 10-K is not reproduced in this Amendment No. 1. In addition, pursuant to Rule 12b-15, certain certifications are filed as exhibits hereto. Except for the aforementioned additional language to the Report, this Form 10-K/A does not modify or update in any way the disclosures, including, without limitation, the financial statements, in the original Form 10-K, and does not reflect events occurring after the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our Annual Report on Form 10-K filed on February 13, 2007 and our other filings made with the Securities and Exchange Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

DELOITTE & TOUCHE LLP

Detroit, Michigan

February 10, 2007

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 27, 2007

Valassis Communications, Inc. (Registrant)

By:	/s/ Barry P. Hoffman
Barry P. Hoffman Executive Vice President and General Counsel

EXHIBIT INDEX

Exhibit Number

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia