Form 10-Q
period 2007-03-31
VALASSIS COMMUNICATIONS INC
filed 2007-05-10
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 4, 2007, there were 47,879,772 shares of the Registrant’s Common Stock outstanding.

Part I – Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

Assets	March 31, 2007	Dec. 31, 2006
	(unaudited)
Current assets:
Cash and cash equivalents	$139,679	$52,619
Auction-rate securities	—	102,533
Accounts receivable (less allowance for doubtful accounts of $20,074 at March 31, 2007 and $5,001 at December 31, 2006)	470,116	339,079
Inventories:
Raw materials	11,937	12,729
Work in progress	18,106	13,105
Prepaid expenses and other	26,809	16,681
Deferred income taxes	19,873	1,789
Refundable income taxes	7,397	3,957

Total current assets	693,917	542,492

Property, plant and equipment, at cost:
Land and buildings	80,622	55,723
Machinery and equipment	215,634	142,085
Office furniture and equipment	175,694	61,903
Automobiles	216	216
Leasehold improvements	26,417	2,949

	498,583	262,876

Less accumulated depreciation and amortization	(158,110)	(153,490)

Net property, plant and equipment	340,473	109,386

Intangible assets:
Goodwill	868,691	173,134
Other intangibles	351,555	35,555

	1,220,246	208,689

Less accumulated amortization	(76,188)	(75,280)

Net intangible assets	1,144,058	133,409

Investment	5,894	4,899
Other assets	29,208	11,240

Total assets	$2,213,550	$801,426

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

Liabilities and Stockholders' Equity	March 31, 2007	Dec. 31, 2006
	(unaudited)
Current liabilities:
Accounts payable	$318,169	$268,834
Accrued interest	6,203	3,307
Accrued compensation and benefits	57,222	23,671
Accrued other expenses	48,411	17,150
Progress billings	47,687	49,258

Total current liabilities	477,692	362,220

Long-term debt	1,389,939	259,931
Other non-current liabilities	18,615	8,195
Deferred income taxes	151,028	3,506

Stockholders' equity:
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2007 and December 31, 2006
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,358,755 at March 31, 2007 and 63,264,925 at December 31, 2006; outstanding 47,877,738 at March 31, 2007 and 47,783,908 at December 31, 2006	634	633
Additional paid-in capital	48,202	45,520
Deferred compensation	(2,226)	(1,295)
Retained earnings	645,494	638,209
Accumulated other comprehensive income	4,399	4,734
Treasury stock, at cost (15,481,017 shares at March 31, 2007 and 15,481,017 shares at December 31, 2006)	(520,227)	(520,227)

Total stockholders' equity	176,276	167,574

Total liabilities and stockholders' equity	$2,213,550	$801,426

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues	$361,304	$247,646

Costs and expenses:
Cost of products sold	279,017	185,269
Selling, general and administrative	54,526	32,742
Amortization expense	908	138

Total costs and expenses	334,451	218,149

Earnings from operations	26,853	29,497

Other expenses (income):
Interest expense	10,619	2,855
Other income, net	(2,178)	(1,354)

Total other expenses (income)	8,441	1,501

Earnings before income taxes	18,412	27,996

Income taxes	7,179	9,938

Net earnings	$11,233	$18,058

Net earnings per common share, basic	$0.23	$0.38

Net earnings per common share, diluted	$0.23	$0.38

Shares used in computing net earnings per share, basic	47,877,865	47,652,165

Shares used in computing net earnings per share, diluted	47,849,995	47,769,495

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net earnings	$11,233	$18,058
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,406	3,678
Amortization of bond discount	8	114
Provision for losses on accounts receivable	1,011	450
Asset impairment	1,460	—
Loss on sale of property, plant and equipment	32	13
Gain on equity investments	(263)	(89)
Stock-based compensation charge	1,753	1,418
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	49,890	28,492
Inventories	1,935	(3,264)
Prepaid expenses and other	1,583	831
Other liabilities	(18,742)	(234)
Other assets	21,548	(1,177)
Accounts payable	20,507	(33,608)
Accrued expenses, compensation and interest	(22,747)	(10,083)
Income taxes	3,063	(1,693)
Progress billings	(13,541)	(723)

Total adjustments	54,903	(15,875)

Net cash provided by operating activities	66,136	2,183

Cash flows from investing activities:
Additions to property, plant and equipment	(5,615)	(1,834)
Acquisition of ADVO, net of cash acquired	(1,185,434)	—
Purchases of auction-rate securities	(156,335)	(105,081)
Proceeds from sales of auction-rate securities	258,869	94,718
Investments and advances to affiliated companies	(1,000)	—
Other	(465)	(38)

Net cash used in investing activities	(1,089,980)	(12,235)

Cash flows from financing activities:
Borrowings of long-term debt	1,130,000	—
Deferred financing costs	(19,212)
Repurchase of common stock	—	(3,913)
Proceeds from the issuance of common stock	—	2,292

Net cash provided (used) in financing activities	1,110,788	(1,621)

Effect of exchange rate changes on cash	116	332
Net increase (decrease) in cash	87,060	(11,341)
Cash at beginning of period	52,619	64,320

Cash at end of period	$139,679	$52,979

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,576	$3,815
Cash paid during the period for income taxes	$1,430	$14,373
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,357	$1,845

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (”Valassis”, the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Amendment No. 1 thereto on Form 10-K/A (the “Amended 2006 10-K”).

2.	ACQUISITION OF ADVO

Valassis completed the acquisition of ADVO, Inc. (ADVO) on March 2, 2007 for approximately $1.2 billion, including the refinancing of approximately $125 million in existing ADVO debt, which was financed with debt as more fully described in Note 7 – Long-Term Debt.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations” and ADVO’s results are included in Valassis’ consolidated operating results from the acquisition date. The total purchase price reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assume are based upon estimates of fair value as of the acquisition date.

The purchase price allocation for the acquisition is preliminary with respect to finalization of intangible asset and fixed asset valuations, integration accrual, and other minor items. As of March 31, 2007, the preliminary allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories.

(in millions of U.S. dollars)	March 31, 2007
Current assets	$217.9
Property, plant and equipment	233.4
Goodwill	695.6
Intangible assets	316.0
Other non-current assets	20.0

Total assets	$1,482.9

Current liabilities	$120.6
Non-current liabilities	176.7

Total liabilities	$297.3

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

The operating results for ADVO are included in the accompanying condensed consolidated statements of operations from March 2, 2007, the date of acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the ADVO acquisition had occurred on January 1, 2007 and January 1, 2006, respectively.

	Three Months Ended
($ in thousands, except per share amounts)	March 31, 2007 (1)	March 31, 2006
Revenue	$584,807	$600,025
Operating income	(3,694)	37,170
Net earnings	(16,885)	9,945
Basic earnings per share	$(0.35)	$0.21
Diluted earnings per share	$(0.35)	$0.21

(1)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of ADVO been completed as of the beginning of the periods presented. In addition, the pro forma results do not purport to project Valassis’ future results.

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (FAS 123R). For the quarter ended March 31, 2007, the effect of FAS 123R was a decrease to pre-tax earnings of $1.8 million and a decrease to net earnings of $1.1 million. For the quarter ended March 31, 2006, the effect of FAS 123R was a decrease to pre-tax earnings of $1.4 million and a decrease to net earnings of $0.9 million. The effect on both basic earnings per share and diluted earnings per share for the quarters ended March 31, 2007 and March 31, 2006 was a reduction of $0.02 and $0.02, respectively. Compensation expense related to stock options for the three months ended March 31, 2007 and March 31, 2006 is included in selling, general and administrative expenses. Total compensation expense related to non-vested options not yet recognized at March 31, 2007 is approximately $9.5 million, which we expect to recognize as compensation expense over the next five years.

We use a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method for recognizing stock-based compensation expense under FAS 123R, which is consistent with the method we used in recognizing stock-based compensation expense for disclosure purposes under FAS 123 prior to the adoption of FAS 123R.

4.	FOREIGN CURRENCY AND DERIVATIVE FINANCIAL INSTRUMENTS

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Valassis typically purchases the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2007, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2007, Valassis had a commitment to purchase $5.5 million in Mexican pesos over the next 12 months.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2007, our accumulated other comprehensive income was $4.4 million. Changes in other comprehensive income for the quarter were immaterial. Foreign currency translation is the majority component of accumulated other comprehensive income. The remainder relates to cumulative gains from hedging contracts.

On April 4, 2007, Valassis entered into a forward dated $300 million LIBOR swap contract. The swap contract serves to convert a portion of our Senior Secured Term Loan B which bears a variable rate of interest to a fixed rate of 6.6365%. The derivative will qualify for hedge accounting treatment under SFAS No. 133.

5.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of March 31, 2007 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at March 31, 2007	Unamortized Balance at March 31, 2007		Weighted Average Useful Life (in years)
Amortizable intangible assets	$203,456	$(3,383)	$200,073		19.9

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts			18,257
Neighborhood Targeted			5,325
Household Targeted			32,642
International & Services			64,864
ADVO			695,556
The Valassis name and other			11,341
ADVO trade names and trademarks			116,000

Total non-amortizable intangible assets			943,985	(1)

Consolidated goodwill and intangible assets			$1,144,058

(1)	Net of $21.5 million of amortization recorded prior to the adoption of SFAS No. 142 and $51.3 million impairment charge.

6.	CONTINGENCIES

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending Securities Class Action. In September 2006, three Securities Class Action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. Advo, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher, et al. v. Advo, Inc., et al., Civil Case No. 3: 06cv01422(AVC). A revised, consolidated complaint will be filed by the plaintiffs by the court’s imposed deadline of June 11, 2007.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

Under the circumstances, it is not possible for us to predict the likelihood of a favorable or unfavorable resolution of the Securities Class Actions.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

7.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	March 31, 2007	Dec. 31, 2006
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,939	99,931
Senior Convertible Notes due 2033, net of discount	160,000	160,000
8 1/4% Senior Notes due 2015	540,000	—
Senior Secured Term Loan B	590,000	—
Senior Secured Delayed Draw Term Loan	—	—

	$1,389,939	$259,931

On March 2, 2007, Valassis completed the offering of $540.0 million aggregate principal amount of its 8  1/4% Senior Notes due 2015 (the “2015 Notes”) in connection with the financing of its acquisition of ADVO. The 2015 Notes bear interest at a fixed rate of 8  1/4% per annum payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2007, and mature on March 1, 2015.

On March 2, 2007, in connection with the acquisition of ADVO, Valassis entered into a Credit Agreement with various banking institutions. The Credit Agreement provides for (i) a $120.0 million senior secured revolving line of credit; (ii) a $590.0 million Senior Secured Term Loan B; and (iii) a $160.0 million senior secured delayed draw term loan. As of March 31, 2007, Valassis had no borrowings against the revolving line of credit or delayed draw term loan.

For further information, refer to “Current and Long-term Debt” with Item 2.

8.	SEGMENT REPORTING

Valassis has five reportable segments: Free-standing Inserts (FSI), Neighborhood Targeted, Household Targeted, International & Services and ADVO. We previously reported our Run of Press (ROP) business as a separate segment. Due to the similarity in sales and operational processes and the newly-combined sales and general management, we have now aggregated ROP into the Neighborhood Targeted segment. Our five reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended March 31,
(in millions of U.S. dollars)	FSI	Neighborhood Targeted (1)	Household Targeted	International & Services	ADVO (2)	Total
2007
Revenues from external customers	$109.6	$100.5	$11.2	$27.9	$112.1	$361.3
Intersegment revenues	$0.8	$—	$—	$—	$0.1	$0.9
Depreciation/amortization	$2.4	$0.5	$—	$0.6	$3.9	$7.4
Segment profit (loss)	$9.8	$11.0	$(1.0)	$2.7	$5.3	$27.8

2006
Revenues from external customers	$115.3	$87.2	$18.2	$26.9		$247.6
Intersegment revenues	$—	$—	$—	$—		$—
Depreciation/amortization	$1.9	$0.5	$0.1	$1.0		$3.5
Segment profit	$17.6	$7.4	$2.4	$2.1		$29.5

(1)	Neighborhood Targeted now includes the Run of Press business.
(2)	Results since the acquisition date of March 2, 2007.

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2007	2006
Profit for reportable segments	$27.8	$29.5
Unallocated amounts:
Litigation costs related to the acquisition of ADVO	(0.9)	—
Interest expense	(10.6)	(2.9)
Other income	2.1	1.4

Earnings before income taxes	$18.4	$28.0

Domestic and foreign revenues were as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2007	2006
United States	$345.9	$233.0
Foreign	15.4	14.6

Total	$361.3	$247.6

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	March 31, 2007	Dec. 31, 2006
United States	$319.8	$89.3
Foreign	20.7	20.1

Total	$340.5	$109.4

9.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2007	2006
Net earnings	$11,233	$18,058

Basic EPS:
Weighted average common shares outstanding	47,878	47,652

Earnings per common share – basic	$0.23	$0.38

Diluted EPS:
Weighted average common shares outstanding	47,878	47,652
Weighted average shares purchased on exercise of dilutive options	—	2,171
Shares purchased with proceeds of options and unearned restricted shares	(66)	(2,087)
Shares contingently issuable	38	33

Shares applicable to diluted earnings	47,850	47,769

Earnings per common share – diluted	$0.23	$0.38

Unexercised employee stock options to purchase 6.8 million shares and 4.3 million shares, of Valassis' common stock were not included in the computations of diluted EPS for the three months ended March 31, 2007 and March 31, 2006, respectively, because the options' exercise prices were greater than the average market price of our common stock during the applicable periods.

10. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The Credit Agreement and the 2015 Notes issued by Valassis are guaranteed by substantially all of Valassis’ existing and future domestic wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries are not guarantors of these obligations.

The following tables present the condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006 and the related condensed consolidating statements of income and condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006.

As of March 31, 2007:

(U.S. dollars in thousands)
Assets	VCI, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$32,159	$82,441	$25,079	—	$139,679
Accounts receivable, net	220,409	225,064	24,674	(31)	470,116
Inventories	24,689	5,322	32	—	30,043
Prepaid expenses and other	24,335	21,186	1,527	(20,239)	26,809
Refundable income taxes	(364)	7,791	(30)	—	7,397
Deferred income taxes	1,094	18,576	203	—	19,873

Total current assets	302,322	360,380	51,485	(20,270)	693,917

Property, plant and equipment, net	16,203	304,249	12,636	7,385	340,473

Intangible assets, net	35,600	1,108,714	6,988	(7,244)	1,144,058
					—
Investments	1,342,214	—	—	(1,336,320)	5,894
Other assets	28,990	23,293	28,488	(51,563)	29,208

Total assets	$1,725,329	$1,796,636	$99,597	$(1,408,012)	$2,213,550

Liabilities and Stockholders’ Equity	VCI, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Accounts payable	$163,508	$150,632	$17,928	$(13,899)	$318,169
Accrued expenses	33,079	74,951	10,230	(6,424)	111,836
Progress billings	27,401	13,908	6,378	—	47,687

Total current liabilities	223,988	239,491	34,536	(20,323)	477,692

Long-term debt	1,389,939	—	—	—	1,389,939
Other non-current liabilities	—	17,118	1,497	—	18,615
Deferred income taxes	3,506	147,522	—	—	151,028
					—
Stockholders’ equity	107,896	1,392,505	63,564	(1,387,689)	176,276

Total liabilities and stockholders’ equity	$1,725,329	$1,796,636	$99,597	$(1,408,012)	$2,213,550

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2006

Assets	VCI, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$10,449	$24,187	$17,983	—	$52,619
Auction-rate securities	102,533	—	—	—	102,533
Accounts receivable, net	246,944	61,708	30,427	—	339,079
Inventories	25,834	—	—	—	25,834
Prepaid expenses and other	(5,043)	28,085	1,863	(8,224)	16,681
Refundable income taxes	3,552	286	119	—	3,957
Deferred income taxes	1,094	494	201	—	1,789

Total current assets	385,363	114,760	50,593	(8,224)	542,492

Property, plant and equipment, net	17,955	71,381	12,665	7,385	109,386
Intangible assets, net	35,656	98,009	6,988	(7,244)	133,409
Investments	139,117	—	—	(134,218)	4,899
Other assets	12,495	19,118	28,491	(48,864)	11,240

Total assets	$590,586	$303,268	$98,737	$(191,165)	$801,426

Liabilities and Stockholders’ Equity	VCI, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Accounts payable	$169,608	$81,822	$19,701	$(2,297)	$268,834
Federal and state taxes payable	—	—	—		—
Accrued expenses	28,448	11,543	10,113	(5,976)	44,128
Progress billings	38,997	2,869	7,392		49,258

Total current liabilities	237,053	96,234	37,206	(8,274)	362,220

Long-term debt	259,931	—	—	—	259,931
Other non-current liabilities	—	6,672	1,523	—	8,195
Deferred income taxes	3,506	—	—	—	3,506
					—

Stockholders’ equity	90,096	200,362	60,008	(182,892)	167,574

Total liabilities and stockholders’ equity	$590,586	$303,268	$98,737	$(191,165)	$801,426

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2007:

	VCI, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$169,267	$177,618	$16,687	$(2,268)	$361,304

Cost and expenses:
Cost of products sold	141,212	127,188	12,885	(2,268)	279,017
Selling, general and administrative	13,504	36,644	4,378		54,526
Amortization	139	769	—		908

Total costs and expenses	154,855	164,601	17,254	(2,268)	334,451

Earnings from operations	14,412	13,017	(576)	—	26,853

Other expenses (income):
Interest expense	10,617	2	—	—	10,619
Other income, net	(1,660)	(406)	(112)		(2,178)

Total other expenses (income)	8,957	(404)	(112)	—	8,441

Earnings before income taxes	5,455	13,421	(464)	—	18,412

Income taxes	3,843	3,114	222		7,179

Net earnings	$1,612	$10,307	$(686)	$—	$11,233

Three months ended March 31, 2006

	VCI, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$164,105	$68,989	$15,819	$(1,267)	$247,646

Cost and expenses:
Cost of products sold	131,048	43,887	11,601	(1,267)	185,269
Selling, general and administrative	13,502	15,256	3,984	—	32,742
Amortization	138	—	—	—	138

Total costs and expenses	144,688	59,143	15,585	(1,267)	218,149

Earnings from operations	19,417	9,846	234	—	29,497

Other expenses (income):
Interest expense	2,852	—	3	—	2,855
Other income, net	(875)	(347)	(132)		(1,354)

Total other expenses (income)	1,977	(347)	(129)	—	1,501

Earnings before income taxes	17,440	10,193	363	—	27,996

Income taxes	8,602	829	507		9,938

Net earnings	$8,838	$9,364	$(144)	$—	$18,058

For the three months ended March 31, 2007:
	VCI, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by/(used) in operating activities	$(3,869)	$62,913	$7,092	$—	$66,136

Net cash used in investing activities	(1,085,209)	(4,659)	(112)	—	(1,089,980)

Net cash provided by financing activities	1,110,788	—	—	—	1,110,788

Effect of exchange rate changes on cash	—	—	116	—	116

Net increase in cash	21,710	58,254	7,096	—	87,060
Cash at beginning of period	10,449	24,187	17,983	—	52,619

Cash at end of period	$32,159	$82,441	$25,079	$—	$139,679

For the three months ended March 31, 2006:

	VCI, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by/(used) in operating activities	$86	$4,936	$(2,839)	$—	$2,183

Net cash used in investing activities	(11,563)	(610)	(62)	—	(12,235)

Net cash used in financing activities	(1,621)	—	—	—	(1,621)

Effect of exchange rate changes on cash	—	—	332	—	332

Net (decrease)/increase in cash	(13,098)	4,326	(2,569)	—	(11,341)
Cash at beginning of period	16,384	26,160	21,776	—	64,320

Cash at end of period	$3,286	$30,486	$19,207	$—	$52,979

11. INCOME TAXES

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition and measurement standards for the disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, the Company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit. With the adoption of Interpretation No. 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. In addition to initial recognition and measurement, Interpretation No. 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted Interpretation No. 48 effective January 1, 2007.

As a result of adopting Interpretation No. 48, the Company recognized a cumulative increase in its liability for unrecognized tax benefits of $4.2 million, resulting in a total liability for unrecognized tax benefits on January 1, 2007 of $5.7 million, all of which would impact the Company’s effective tax rate if recognized. This cumulative change decreased retained earnings by $3.9 million and increased current income tax expense by $330,000. On March 2, 2007, Valassis acquired all the stock of ADVO, Inc. Following the application of Interpretation No. 48 to ADVO’s tax positions, ADVO recognized an additional liability of $1.3 million for unrecognized tax benefits. The adjustment for ADVO was recorded on the opening balance sheet under purchase accounting principles by $1.3 million. As of March 31, 2007, the Company has $10.1 million in unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized.

The Company files tax returns in various federal, state, and local jurisdictions. In many cases, the Company’s liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction, including the years ending 12/31/06 for Valassis and 3/2/07 for ADVO for which returns are not yet filed:

Jurisdiction	VCI	ADVO
United States	2004 - 2006	09/02 - 03/02/07
California	2000 - 2006	09/02 - 03/02/07
Connecticut	2000 - 2006	09/03 - 03/02/07
Illinois	2004 - 2006	09/03 - 03/02/07
Kansas	2003 - 2006	09/03 - 03/02/07
Massachusetts	1996 - 2006	09/03 - 03/02/07
North Carolina	2000 - 2006	09/98 - 03/02/07
Pennsylvania	2003 - 2006	09/02 - 03/02/07
Texas	2003 - 2006	09/02 - 03/02/07

Prior to March 31, 2008, Valassis anticipates that several events may occur that could have a significant effect on the liabilities for unrecognized tax benefits as reported. These anticipated events include the settlement or payment of ongoing state audits and the closure of negotiations in connection with historic state planning positions. These events would result in a decrease in the Company’s liability for unrecognized tax benefits of $1.3 million to $3 million. Further effects could be recognized as the Company completes routine process studies, but we do not have sufficient data to estimate the impact of these changes at this time.

The Valassis policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items as part of income tax expense. This accounting policy does not represent a change in policy from prior periods. The gross amount of interest and penalties recorded as of January 1, 2007 is $1.3 million. The amount of interest and penalty accrued during the quarter ended March 31, 2007 was $82,000. The gross amount of interest and penalties recorded for both Valassis and ADVO as of March 31, 2007 is $1.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, specifically, statements made in “Overview” and elsewhere in this report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from Valassis’ existing competitors; new competitors in any of Valassis’ businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in Valassis’ paper or postal costs; economic disruptions caused by terrorist activity, armed conflict or changes in general economic conditions; changes which affect the businesses of Valassis’ customers and lead to reduced sales promotion spending; challenges and costs of achieving synergies in connection with the ADVO acquisition and integrating ADVO’s operations; or the ability of Valassis to generate a sufficient amount of cash flow to meet its debt obligations. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include but are not limited to those risk factors described in our Amended 2006 10-K and included in this Quarterly Report on Form 10-Q, and other filings by Valassis with the United States Securities and Exchange Commission (“SEC”).

Overview

On March 2, 2007, Valassis acquired the shares of ADVO common stock for an acquisition price of approximately $1.2 billion, including the refinancing of approximately $125 million in existing ADVO debt. We funded the ADVO acquisition, together with the refinancing of ADVO debt and the payment of fees and expenses, through an $870.0 million senior secured credit facility with a syndicate of lenders, a $540.0 million offering of 8 1/4% Senior Notes due 2015 and existing cash on hand.

The combination of Valassis and ADVO provides the delivery of value-oriented consumer promotions by blending home newspaper delivery with shared direct mail. We offer products and services including newspaper-delivered promotions such as inserts, sampling, polybags and on-page advertisements; shared mail; direct mail; in-store marketing; direct-to-door advertising and sampling; Internet-delivered marketing; loyalty marketing software; coupon and promotion clearing; promotion planning; and analytic services. We can reach over 60 million households through weekly newspaper distribution and 90% of U.S. homes through shared mail distribution, as a result of our acquisition of ADVO.

For the three months ended March 31, 2007, Valassis achieved revenues of $361.3 million, up 45.9% from the quarter ended March 31, 2006. We consolidated ADVO’s financial results with ours beginning March 2, 2007, which accounted for $112.1 million of this increase in revenue. First-quarter net earnings were $11.2 million, down 37.8% from the comparable period last year. We delivered diluted earnings per share (EPS) of $0.23.

We have added the ADVO business as a separate reportable business segment effective the date of the acquisition. During the first quarter ended March 31, 2007, we have also combined our ROP business segment into our Neighborhood Targeted business segment due to similarities in the businesses described in further detail throughout this document.

Segment Results

FSI

In the quarter ended March 31, 2007, FSI revenues were $109.6 million, down 4.9% compared to the quarter ended March 31, 2006. Decreased revenues are attributable to a reduction in FSI pricing. We also experienced a mid-single digit percentage increase in pages produced due to an increase in industry units of approximately 2% coupled with a modest improvement in market share as compared to the first quarter of 2006. FSI cost of goods sold was down for the quarter ended March 31, 2007 versus the comparable period a year-ago on a cost-per-thousand (CPM) basis due to reductions in media costs.

Neighborhood Targeted

Beginning with the first quarter of 2007, we have combined our ROP segment with the Neighborhood Targeted segment. The majority of business within this combined segment is media placement. The segments have similar sales and operational processes and now share a common sales and management team.

Our Neighborhood Targeted product revenues increased 15.3% in the quarter ended March 31, 2007 to $100.5 million versus the quarter ended March 31, 2006. This increase was the result of strong results in both ROP and preprints primarily in the telecommunications, financial services and franchise food customer verticals. In the first quarter last year, we lost a significant amount of business from our telecommunications customers due to industry consolidation, which we re-secured later in 2006. Segment profit increased as a result of the higher volume experienced in the quarter ended March 31, 2007.

Household Targeted

The Household Targeted segment had revenues of $11.2 million in the quarter ended March 31, 2007, a decrease of 38.5% over the quarter ended March 31, 2006. The decrease in revenues for this segment is due to softness in solo direct mail sampling programs and the continued phasing out of the loyalty marketing agency business. This segment experienced a $1.0 million loss for the quarter ended March 31, 2007 due to revenue declines and increased SG&A associated with the company’s investment in its on-line media planning and placement and new interactive initiatives.

International & Services

The International & Services segment reported revenues of $27.9 million in the first quarter of 2007, an increase of 3.7% over the first quarter of 2006. Segment profit was up 28.6% due primarily to increased coupon clearing volumes in the United States and the United Kingdom.

ADVO

See “—Overview” regarding ADVO segment.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the first quarter of 2007 to $54.5 million versus $32.7 million in the first quarter of 2006. The increase resulted primarily from the inclusion of ADVO SG&A costs in our consolidated results beginning March 2, 2007. ADVO accounted for $19.0 million in SG&A expense from the date of acquisition through March 31, 2007. The remaining increase was due to a write-off of software and other non-recurring costs related to the acquisition of ADVO.

Amortization Expense

Amortization expense of $0.9 million was recorded for the quarter ended March 31, 2007. As a result of the allocation of purchase price for the ADVO acquisition, $200 million of amortizable intangibles were recorded with an average life of 20 years. The resulting amortization expense since the March 2, 2007 acquisition date, was $0.8 million.

Non-operating Items

Interest expense was $10.6 million in the first quarter of 2007, compared to $2.9 million in the first quarter of 2006. The increase was due to borrowings of $540 million of 8  1/4% Senior Notes due 2015 and $590 million under a senior secured term loan incurred as the result of the acquisition of ADVO on March 2, 2007.

Net Earnings

Net earnings were $11.2 million in the first quarter of 2007, a decrease of $6.9 million, or 37.8% from the first quarter of 2006. The decrease in earnings was due to a decline in FSI pricing, softness in the Household Targeted segment and additional interest expense associated with financing the acquisition of ADVO, partially offset by the earnings of ADVO since the acquisition on March 2, 2007. ADVO contributed $3.4 million of net earnings during this period. Diluted earnings per share were $0.23 in the first quarter of 2007, compared to $0.38 in the first quarter of 2006.

Financial Condition, Liquidity and Sources of Capital

Valassis believes that it has sufficient liquidity to support the ongoing activities of the business, repay its existing long term debt and to invest in future growth opportunities. Operating cash flows are Valassis primary source of liquidity and are expected to be used for, among other things, interest and principal payments on our debt obligations and capital expenditures necessary to support growth and productivity improvement.

The following table presents our available sources of liquidity as of March 31, 2007:

Amounts in Millions
Source of Liquidity	Facility Amount	Amount Outstanding	Available
Cash and Cash Equivalents	$—	$—	$139.7
Auction-rate Securities	—	—
Debt Facilities:
Senior Secured Revolving Credit Facility	120.0	—	120.0
Senior Secured Delayed Draw Term Loan	160.0	—	160.0

Total Available			$419.7

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $139.7 million at March 31, 2007 versus $52.6 million at December 31, 2006. This was the result of cash provided by operations and financing activities of $66.1 million and $1.1 billion, respectively, offset by cash used for investing activities during the three-month period ended March 31, 2007.

Cash flow from operating activities was $66.1 million during the three months ended March 31, 2007 compared to $2.2 million during the year-ago quarter. This increase is the result of significant positive changes in working capital. The changes are primarily the result of an improvement in accounts receivable collections with a significant agency payment received during the quarter ended March 31, 2007 and a higher payables balance as a result of a change in certain vendor payment terms to better match the receipt of payment on the related receivable. In addition, although net earnings declined by $6.9 million in the current quarter, the non-cash charges to earnings for depreciation and amortization increased by $3.7 million due to the increased amortization on the intangible assets related to the ADVO acquisition.

Net cash used in investing activities was $1.1 billion, largely due to the acquisition of ADVO for $1.2 billion offset by net sales of $102.5 million in auction-rate securities. See the section entitled “—Current and Long-term Debt” contained in the Quarterly Report on Form 10-Q for additional details relating to our indebtedness.

Net cash provided by financing activities was $1.1 billion, solely as the result of $1.1 billion provided from our borrowings of long term debt in order to fund the acquisition of ADVO, as described below under “Current and Long-term Debt.”

Cash and cash equivalents do not include investments in auction-rate securities of $102.5 million at December 31, 2006. Auction-rate securities are considered highly liquid due to the short duration of their reset periods. Valassis had no auction-rate securities as of March 31, 2007.

Current and Long-term Debt

On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of 8 1/4% Senior Notes due 2015 (the “2015 Notes”). Interest is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.

The 2015 Notes were issued under an indenture with Wells Fargo Bank, National Association (the “2015 indenture”). Subject to a number of exceptions, the 2015 indenture restricts our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, transfer or sell assets, make certain investments, pay dividends or make distributions or other restricted payments, create certain liens, merge or consolidate, repurchase stock and enter into transactions with affiliates.

We may redeem all or a portion of the 2015 Notes at our option at any time prior to March 1, 2011, at a redemption price equal to 100% of the principal amount of 2015 Notes to be redeemed plus a make-whole premium as described in the 2015 indenture plus accrued and unpaid interest to the redemption date. At any time on or after March 1, 2011, we may redeem all or a portion of the 2015 Notes at our option at the redemption prices specified in the 2015 indenture plus accrued and unpaid interest to the redemption date. In addition, on or prior to March 1, 2010, we may redeem at our option up to 35% of the principal amount of the outstanding 2015 Notes with the proceeds of certain equity offerings at the redemption prices specified in the 2015 indenture. Upon the occurrence of a change of control, as defined in the 2015 indenture, holders have the right to require us to purchase all or a portion of their 2015 Notes at a purchase price equal to 101% of the principal amount of the 2015 Notes plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.

On March 2, 2007, we also entered into a Credit Agreement (the “Credit Agreement”) with various banking institutions. The Credit Agreement provides for (i) a $120.0 million senior secured revolving line of credit, (ii) a $590.0 million senior secured term loan B, and (iii) a $160.0 million senior secured delayed draw term loan. Valassis intends to use the delayed draw term loan to finance the 2033 Notes should they be put to us in May 2008.

The revolving line of credit has a five year maturity and includes $35.0 million available in euros, British pounds, Mexican pesos or Canadian dollars, $40.0 million available for letters of credit and a $20.0 million swingline loan subfacility. The term loan B has a seven year maturity and its principal is repayable in quarterly installments, at a rate of 1.0% per year until the seventh anniversary of the closing date of the term loan B, on which date any remaining unpaid principal balance of the term loan B shall be payable in full. The delayed draw term loan is available until June 2008 in order to refinance our Senior Convertible Notes due 2033 (the “2033 Notes”), including in the event the holders of our 2033 Notes exercise their put rights in May 2008, matures on the seventh anniversary of the closing date of the Credit Agreement and its principal is repayable in quarterly installments at a rate of 1.0% per year during the first six years of the delayed draw term loan, with the remaining balance thereafter to be repaid in full on March 2, 2014.

Borrowings under the Credit Agreement bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank to be selected by the administrative agent or the federal funds effective rate plus 0.5%), plus an applicable margin, or at a Eurodollar rate (as defined in the Credit Agreement), plus an applicable margin, except for borrowings made in alternate currencies which may not accrue interest based upon the base rate. After the delivery of financial statements and compliance certificates for two consecutive fiscal quarters following the closing of the ADVO acquisition, the applicable margins for the revolving line of credit may be subject to adjustment based on the ratio of our secured debt to our consolidated adjusted EBITDA (as defined in the Credit Agreement) being within certain defined ranges.

The Credit Agreement also provides for an incremental facility pursuant to which, prior to the maturity of the Credit Agreement, Valassis may incur additional indebtedness under the Credit Agreement in an additional amount up to $150.0 million under the revolving line of credit or the term loan B or a combination thereof. The terms of the incremental facility will be substantially similar to the terms of the Credit Agreement, except with respect to the pricing of the incremental facility, which could be higher than that for the revolving line of credit and the term loan B. The obligations under the incremental facility will constitute secured obligations under the Credit Agreement.

The Credit Agreement contains certain covenants and restrictions including, but not limited to, our ability to consummate fundamental changes to our corporate structure and nature of our business (including mergers), a maximum consolidated senior secured leverage ratio, a minimum consolidated interest coverage ratio, and restrictions related to incurrence of additional indebtedness, incurrence of liens, capital expenditures, asset sales, transactions with affiliates and modifications to material agreements. The Credit Agreement also contains a requirement that we make mandatory principal prepayments in the manner set forth in the Credit Agreement on the term loans in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from any debt offering, asset sale resulting in net cash proceeds in excess of $5.0 million or insurance and/or condemnation recovery resulting in net cash proceeds in excess of $5.0 million over the term of the senior secured credit facility (to the extent not otherwise used for reinvestment in Valassis’ business or related business) and with up to 50% (with the exact percentage to be determined based upon our consolidated senior secured leverage ratio) of our excess cash flow. The Credit Agreement further provides that, subject to customary notice and minimum amount conditions, we may make voluntary prepayments without payment of premium or penalty.

The Credit Agreement also contains customary events of default. If any Event of Default (as such term is used in the Credit Agreement) occurs and is continuing, the administrative agent under the Credit Agreement may, with the consent or at the request of the required lenders thereto, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

The net proceeds from the offering of the 2015 Notes were $527.8 million, after deducting $12.2 million in commissions and fees related to the offering. The net proceeds of the 2015 Notes, together with a portion of our available cash and initial borrowings under our senior secured credit facility, were used to fund our acquisition of ADVO, refinance approximately $125.0 million of outstanding ADVO indebtedness, and pay related fees and expenses.

As of March 31, 2007, we had $590.0 million outstanding under the term loan B portion of our senior secured credit facility and $120.0 million available under the revolving line of credit portion of our senior secured credit facility (without giving effect to any outstanding letters of credit).

On March 2, 2007, in connection with the ADVO acquisition and the related secured financing, we and certain of our restricted domestic subsidiaries signatory thereto, as grantors, also entered into a Guarantee, Security and Collateral Agency Agreement (the “Security Agreement”) in favor of the Collateral Agent (as defined in the Security Agreement) for the benefit of the Secured Parties (as defined in the Security Agreement). Pursuant to the terms of the Security Agreement, our obligations under the Credit Agreement are guaranteed by substantially all of our existing and future domestic restricted subsidiaries. In addition, such obligations are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in its subsidiary guarantors and 65% of the capital stock of its existing and future restricted foreign subsidiaries.

The Security Agreement also secures our 6 5/8 Senior Notes due 2009 (the “2009 Notes”) (collectively, the 2015 Notes, the 2033 Notes and the 2009 Notes, the “notes”) and our 2033 Notes on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the 2015 indentures governing the 2009 Notes and the 2033 Notes.

The holders of the 2033 Notes receive cash interest payments of 1.625% per year on the original discounted amount, payable semiannually from 2003 through 2008. The holders of the 2033 Notes may require us to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Notes if a change of control occurs. We, at our option, may redeem all or a portion of the 2033 Notes at their accreted value at any time on or after May 22, 2008, for cash.

All of our indentures governing our notes contain cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us and the default results in the acceleration of such indebtedness in excess of $25.0 million. Our Credit Agreement contains a cross-default provision which becomes applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us in excess of $25.0 million. Additionally, the 2033 Notes contains conversion triggers based upon credit rating downgrades by either Moody’s Investor Service, Inc. or Standard & Poor’s Rating Group.

As of March 31, 2007, Valassis’ debt was $1.4 billion, which consisted of $100.0 million ($99.9 million, net of discount) of its 2009 Notes, $160.0 million of its 2033 Notes, $540.0 million of its 2015 Notes, and a $590.0 million senior secured term loan B under our senior secured credit facility. During the quarter ended March 31, 2007, there was no outstanding balance under our revolving line of credit.

As of March 31, 2007, we were in compliance with all of our debt and senior secured credit facility covenants.

Subsequent to March 31, 2007, we entered into a forward dated $300 million LIBOR swap contract. The swap contract serves to convert a portion of our secured term loan B variable rate of interest to a fixed rate of interest.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and to reduce its indebtedness.

As of March 31, 2007, Valassis had Board of Directors’ authorization to repurchase up to 6.1 million shares of its common stock under its existing share repurchase programs.

As part of the ADVO acquisition, Valassis incurred a significant amount of debt as discussed elsewhere in this Quarterly Report on Form 10-Q. In addition, Valassis assumed certain lease and purchase obligations of ADVO which total approximately $94 million over the next five years and $18 million thereafter.

Management believes we will generate sufficient funds from operations and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Off-balance Sheet Arrangements

As of March 31, 2007, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $5.6 million for the three months ended March 31, 2007, and are anticipated to be approximately $53.6 million for the entire 2007 fiscal year. Management expects future capital expenditure requirements of approximately $35 million in 2008 and 2009 to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement standard for the disclosure of tax positions taken or expected to be taken on a tax return. Under Interpretation No. 48, the threshold for recognizing an uncertain tax position is lowered from “probable” to “more likely than not.” In addition, Interpretation No. 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Valassis adopted Interpretation No. 48 effective January 1, 2007.

As a result of adopting Interpretation No. 48, we recognized a cumulative increase in our liability for unrecognized tax benefits of $4.2 million. This increase applies to the historic reserves for both Valassis and ADVO. The Valassis component decreased retained earnings, and the ADVO component was recorded on the opening balance sheet under purchase accounting principals. As of March 31, 2007, we have $10.1 million in unrecognized tax benefits, all of which would impact our effective tax rate if recognized. For additional information see Note 11, “Income Taxes” of our financial statements included in Item 1.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in our consolidated financial statements included in our Amended 2006 10-K, except for the inclusion of the ADVO revenue recognition policy.

ADVO REVENUE RECOGNITION

Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. ADVO’s services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the United States Postal Service. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. ADVO provides for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of customers’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Valassis’ principal market risks are interest rates on various debt instruments and foreign exchange rates at its international subsidiaries.

Interest Rates

Valassis borrowings under our Credit Agreement are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. As of March 31, 2007, we had long term debt of $590.0 million under our secured term loan B which was subject to interest rate variability.

Subsequent to March 31, 2007, Valassis entered into a forward-dated $300 million LIBOR swap contract. The swap contract serves to convert a portion of our secured term loan B variable rate of interest to a fixed rate of interest.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended March 31, 2007, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2007, Valassis had a commitment to purchase $5.5 million in Mexican pesos over the next twelve months.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report, Valassis carried out an evaluation, under the supervision and with the participation of its Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that Valassis files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Valassis’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On March 2, 2007, we completed the ADVO acquisition, at which time ADVO became a wholly-owned subsidiary of Valassis. See Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further details relating to the ADVO acquisition. We are currently in the process of assessing and integrating ADVO’s internal control over financial reporting into our internal control over financial reporting. Other than with respect to such integration, there has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending Securities Class Action. In September 2006, three Securities Class Action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. Advo, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning the ADVO’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of the ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al., v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint will be filed by the plaintiffs by the court’s imposed deadline of June 11, 2007.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Amended 2006 10-K, which could materially affect our business, financial condition or future results. Set forth below are certain changes to, and certain additional risk factors that supplement, the risk factors previously disclosed in our Amended 2006 10-K as a result of the closing of our acquisition of ADVO on March 2, 2007:

Our substantial indebtedness could adversely affect our financial health and make it more difficult for us to service our debt or obtain additional financing, if necessary.

We incurred a substantial level of debt in connection with our acquisition of ADVO. This high degree of leverage could have a material adverse effect on our business and make it more difficult for us to satisfy our obligations under our outstanding indebtedness. For example, our substantial indebtedness may:

•

limit our ability to borrow additional amounts in the future for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes or make such financing more costly;

•

require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to competitive pressures and to general adverse economic or industry conditions, including fluctuations in market interest rates or a downturn in our business;

•	limit our flexibility in implementing our existing or any new business strategy or planning for, or reacting to, changes in our business, the industry or general economic conditions;

•	place us at a competitive disadvantage relative to our competitors that have greater financial resources than us, including News Corporation; and

•	make it more difficult for us to satisfy our financial obligations.

In addition, the indentures governing our outstanding Notes and our senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay such debts, if accelerated, or that we would be able to repay, refinance or restructure the payments on such debt.

Despite our current indebtedness levels and the restrictive covenants set forth in the agreements governing our indebtedness, we and our subsidiaries may be able to incur substantially more indebtedness. This could increase the risks associated with our substantial indebtedness.

The terms of our senior secured credit facility and the indentures governing our outstanding Notes permit us and certain of our subsidiaries to incur certain additional indebtedness, including additional secured indebtedness. If we or our subsidiaries are in compliance with the financial covenants set forth in these agreements, we and our subsidiaries may be able to incur substantial additional indebtedness. In addition, under certain circumstances we will have the right to increase the size of our senior secured credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We may not be able to generate a sufficient amount of cash flow to meet our debt obligations.

Our ability to make scheduled payments or to refinance our obligations with respect to our indebtedness will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic conditions and certain financial, business and other factors beyond our control. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of our debt could declare all outstanding principal and interest on our debt to be due and payable and we could be forced into bankruptcy or liquidation. In addition, if our cash flow and capital resources are insufficient to fund our debt obligations, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt or revise or delay our strategic plans. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. If we are required to take any of the actions referred to above, it would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

The restrictive covenants in our senior secured credit facility and the indentures governing our outstanding Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.

Our senior secured credit facility and the indenture governing our 2015 Notes contain affirmative and negative covenants that limit our and our subsidiaries’ ability to take certain actions. Our senior secured credit facility requires us to maintain specified financial ratios and satisfy other financial conditions. Our senior secured credit facility and the indenture governing our 2015 Notes may also restrict, among other things, our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	make certain investments, loans and advances;

•	create or permit certain liens;

•	issue or sell capital stock of restricted subsidiaries;

•	use the proceeds from sales of assets and subsidiary stock;

•	enter into certain types of transactions with affiliates;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into sale and leaseback transactions; and

•	sell all or substantially all of our assets or consolidate or merge with or into other companies.

These restrictions may limit our ability to operate our business and may prohibit or limit our ability to enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. In addition, the indentures governing our 2009 Notes and our 2033 Notes contain certain covenants that limit our and our subsidiaries’ ability to take certain actions. Furthermore, future debt instruments or other contracts could contain financial or other covenants more restrictive than those applicable to our senior secured credit facility, our 2009 Notes, our 2033 Notes or our 2015 Notes.

The breach of any of these covenants by us or the failure by us to meet any of these conditions or requirements could result in a default under any or all of such indebtedness. Our ability to continue to comply with these covenants and requirements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. An event of default under our debt agreements could trigger events of default under our other debt agreements and the holders of the defaulted debt could declare all of the amounts outstanding thereunder, together with accrued interest, to become immediately due and payable. If such acceleration occurs, we would not be able to repay our debt and we may not be able to borrow sufficient funds to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

Some of our debt, including borrowings under our senior secured credit facility, is based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

Some of our indebtedness is subject to variable interest rates. If there is a rise in interest rates, our debt service obligations on our floating rate indebtedness would increase even though the amount borrowed remained the same, which would affect our cash flows and results of operations. If we borrow additional amounts under the revolving portion of our senior secured credit facility, the interest rates on those borrowings may vary depending on the base rate or Eurodollar Rate (LIBOR).

We may not have sufficient funds to purchase our 2033 Notes in the event the holders of our 2033 Notes exercise their put option and require us to purchase such notes before their maturity date.

The holders of our 2033 Notes may require us to purchase all or a portion of our 2033 Notes on May 22, 2008 and May 22, 2013 at a price of $667.24 and $723.48 per $1,000 principal amount at maturity, respectively, payable in cash. Any such payment may have a material adverse effect on our cash position at such time. Furthermore, we cannot assure you that we will have or be able to borrow sufficient funds to repurchase our 2033 Notes if the holders of such notes exercise their put option. Although our senior secured credit facility contains a $160.0 million delayed draw term loan that is available until June 2008, we cannot assure you that we will be able to obtain sufficient financing under the delayed draw term loan during such time. If the holders of our 2033 Notes exercise their put option and we are unable to repurchase our 2033 Notes, an event of default would result under the indenture governing the 2033 Notes, which could also constitute an event of default under the agreements governing our other debt. As a result, holders of our debt could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.

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

Our ADVO segment’s direct mail media business faces intense competition based primarily on the ability to target selected potential customers on a cost-effective basis and provide a satisfactory return on advertising investment. Although newspaper subscribers and non-subscriber advertising programs represent our ADVO segment’s most significant and direct competition, ADVO’s products compete for advertising dollars against other forms of print and electronic media and other advertising in general. ADVO’s principal direct marketing competitors are other companies with residential lists and similar cooperative mailing advertising programs. These companies have a significant presence in many of its markets and represent competition to ADVO’s ShopWise® shared mail program. Competition for market share advertising also comes from magazines, radio, broadcast and cable television, shoppers, the internet, other communications media and other advertising printers that operate in ADVO’s markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. ADVO’s customers and prospective customers are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. The failure to improve ADVO’s current processes or to develop new products and services could result in the loss of the combined company’s clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect growth.

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

If ADVO is unable to stabilize and achieve efficiencies with SDR, its newly implemented enterprise-wide order-to-cash system, and improve the availability of data for management decision making, our business and financial condition may be adversely affected. Additionally, further difficulty with ADVO’s new order delivery system could result in problems relating to our operations and obligation to publish timely and accurate financial statements.

Prior to our acquisition of ADVO, in April 2006, ADVO launched its new order delivery system, known as the Service Delivery Redesign project, or SDR, which replaced several older legacy systems, consolidating processes into one system with upgraded software applications and new technology and work processes to speed information flow and integrated business processes throughout the organization. The SDR implementation affected, either directly or peripherally, virtually all of ADVO’s functions, requiring a significant effort by all ADVO employees. Employees’ regular day-to-day activities were replaced by “skill learning” activities to become familiar with the new system and to gain knowledge of new business processes. SDR directly impacted the following functions: contracting, order management, graphics print, operations, sales, accounts receivable, billing, collections, finance and information technology. ADVO encountered transitional issues during the SDR implementation. Problems with entering and processing customer orders, temporary inefficiencies in production, shipping disruptions and delayed customer invoicing were experienced. As a result, ADVO experienced delays in its collection of accounts receivable and incurred additional costs that ADVO believes contributed to the lower profit margins it realized in the quarters ended July 1, 2006 and September 30, 2006. ADVO believes it has identified and corrected many of the issues associated with the SDR implementation; however certain issues still exist. Many of the controls implemented in connection with the launch of SDR are predominantly manual. While these controls are and have been effective, they are subject to human error and require additional time and effort and have resulted in delays in ADVO’s accounting closing process. There is no assurance that such controls will be automated in a timely and effective manner or at all. Furthermore, we cannot assure you that all problems associated with the SDR implementation have been identified. The resulting disruption could adversely affect our business, sales, results of operations and financial condition following the acquisition. ADVO believes it is adequately managing the transition to the new processes. If needed, we will continue to devote additional resources, including continued user training, implementation of compensating controls and system enhancements, to work on the normalization of SDR. Such reallocation of resources could divert our resources away from other business activities.

In addition, our ability to maintain internal controls may be negatively affected by ADVO’s implementation of SDR. Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies design and maintain an adequate system of internal controls over financial reporting and assess and report on such internal control structure annually. Such a system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any internal control system is based in part upon certain assumptions regarding the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If any material weaknesses are identified in the future that we are unable to successfully address, including with respect to ADVO, our ability to report our financial results on a timely and accurate basis may be adversely affected.

ADVO is currently faced with a number of class action lawsuits, the litigation and outcome of which may be detrimental to our financial condition, and there is potential that subsequent lawsuits will be filed.

In September 2006, several class action lawsuits were filed against ADVO in the United States District Court for the District of Connecticut by certain stockholders seeking to certify a class of all persons who purchased shares of ADVO’s common stock between July 6, 2006 and August 30, 2006. These complaints generally allege that ADVO violated federal securities law by issuing a series of materially false and misleading statements concerning its business and financial results in connection with its proposed merger with us and, as a result, investors allegedly believed the acquisition would occur causing ADVO’s stock price to trade at artificially inflated prices. Three classes have been certified to date with respect to these suits. ADVO, its directors and certain of its officers were sued in a derivative action filed in September 2006, raising essentially the same factual allegations as the securities class actions. The derivative action was dismissed by Notice of Voluntary Dismissal without prejudice on January 24, 2007. There can be no assurance that this derivative action will not be filed again at a later date.

ADVO is generally obligated, to the extent permitted by law, to indemnify its directors and officers who are named defendants in some of these lawsuits. We are obligated under the amended merger agreement to maintain directors’ and officers’ liability insurance, for a period of six years following the ADVO acquisition, in respect of acts or omissions occurring at or prior to the acquisition for each person covered by the directors’ and officers’ liability insurance policy of ADVO and its subsidiaries at the time of the merger agreement. The claims brought against ADVO, with or without merit, could increase the insurance rates in the future. As a result of these lawsuits, we could incur significant legal expenses and management’s time and attention may be distracted from the day-to-day operations, which could have a material adverse effect on our business, financial condition and results of operations. There is no assurance that ADVO’s insurance coverage will ultimately be available or, if available, sufficient to provide complete protection with respect to these claims.

The possibility of consolidation in our customer base, the loss of customers to alternative advertising methods or decreases in the frequency or amount of customers’ mailings could impact our revenue growth and profitability.

In recent years there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in our revenues. In addition, we may lose customers due to the acquisition of such customers by companies that are not interested in using our products and services or that eliminate retail locations of our existing customers, including, for example, the sale, prior to our acquisition of ADVO, of Albertson’s to several companies and its effect on ADVO. Also, a customer may decide to decrease its mailing frequency or modify the amount, pages and weight, and kind of advertising pieces it purchases from us. Our customers may be impacted by the items detailed above and by other general economic and business conditions that could affect their demand for our products and services and in turn choose other alternative advertising methods. Any of the foregoing could have a material adverse effect on us and our financial condition.

Continued Zone Product weakness may negatively impact our financial performance.

Our ADVO segment’s zone products, which consist of the ShopWise® wrap and Missing Child Card products, have a significant effect on our ADVO segment’s profitability and its overall financial performance. Prior to our acquisition of ADVO, during ADVO’s fiscal 2006, it experienced zone product weakness and high client cancellations particularly in the telecommunications/satellite advertising category that resulted in a year-over-year decrease in zone products revenues.

ADVO formed a cross-functional zone products team that developed strategies focused on driving zone products revenue growth by increasing sales focus and reducing cancellations for calendar 2007. Also, the zone product booking phase was split into two six-month periods rather than the historical process that began eighteen months prior to the client’s advertising date. In addition, among other things, the telecommunications/satellite advertising category has been placed later in the booking process. The zone products team at our ADVO segment is focused on selling zone products to more customers and in more categories. Our execution of this strategy may take longer to implement than anticipated or may be unsuccessful. Such failures would lead to a continued weakness in revenue and profitability negatively impacting our financial performance.

Certain ADVO-related planned efficiencies through strategic initiatives may not be achieved, which may lead to higher costs than planned.

We expect our ADVO segment’s financial performance in fiscal year 2007 to benefit from savings resulting from certain strategic initiatives implemented by ADVO prior to the acquisition in the second half of its fiscal 2006, including the Southern California joint distribution agreements and the Memphis facility consolidation. The ability to achieve the anticipated benefits from these strategic initiatives may take longer than anticipated, may result in unanticipated additional costs or may be unsuccessful.

If we fail to efficiently and effectively convert certain ADVO products to on-piece labeling, our revenues and profitability may be lower than expected.

We plan to eliminate the detached address label and begin a process of “in-line, on-piece” addressing of the ShopWise® shared mail advertising package. This change is necessary to avoid steep increases in postage expense. Although we have begun modifying ADVO’s operations and we intend to have these changes in place by the end of our fiscal second quarter in conjunction with the expected U.S. mail’s introduction of a new postal rate structure, there can be no assurance that we will be successful. Additionally the timing and rates expected in the new postal rate structure are not certain. Our failure to manage the process for modifying ADVO’s operations or implementing these changes as scheduled could cause us to incur increased postage expense, which would in turn adversely affect our business, sales, results of operations and financial condition.

Our ADVO segment depends on third parties for delivery of its product and on third party information technology systems and services. If such third parties do not fulfill their obligations, our ADVO segment may lose customers and experience reduced revenue and profitability.

Our ADVO segment’s products are primarily delivered through the U.S. mail. Postage expense is our ADVO segment’s largest expense. The inability of the U.S. mail to deliver our ADVO segment’s products on a timely basis could disrupt our ADVO segment’s business and, in turn, adversely affect our business, sales, results of operation and financial condition. Furthermore, an increase in the cost of postage combined with our ADVO segment’s inability to successfully pass through such postage rate increase directly to its customers could negatively affect our earnings.

Our ADVO segment also depends on third party information technology systems and services for its operations most of which are provided by a single third party. Such third party’s performance is outside of ADVO’s control. This particular third party provides computer processing, systems development and other various systems support to ADVO. ADVO’s regional production sites, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing ADVO’s corporate headquarters with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files and demographic analyses as well as other systems. ADVO also has agreements with this third party to provide a customer support center (help desk) and client server (server farm) management services. Any failures or interruptions in the availability of these systems or services could disrupt our ADVO segment’s business and adversely affect our sales, results of operations and financial condition.

Portions of our ADVO segment’s business are dependent upon its relationships with A.N.N.E. complementors and ADVO’s distribution agreements with various newspapers. If these relationships deteriorate, our financial condition may be adversely affected.

Our ADVO segment’s A.N.N.E. distribution network provides its customers with extended coverage outside markets already served by ADVO. Our ADVO segment’s distribution agreements with newspapers offer customers a competitive targeted advertising solution. Most of its newspaper relationships are non-exclusive and its partners are not prohibited from forming other or preferred arrangements with its competitors. Deterioration of relationships with its A.N.N.E. complementors and loss of or limitation on its newspaper distribution agreements could adversely affect the way our ADVO segment’s product is distributed and our business, results of operations and financial condition.

Because we self insure a number of our benefit plans, unexpected changes in claim trends may negatively impact our financial condition.

We self-insure a significant portion of expected losses under our workers’ compensation program and medical benefits claims. Unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, our combined company’s self-insurance costs could increase significantly.

The uncertainty of current economic and political conditions make budgeting and forecasting difficult and may reduce sales promotion spending.

The future direction of the overall domestic and global economies could have a significant impact on our business. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact on demand for our products. In addition, an economic downturn may decrease the advertising budgets of our customer base, which could have a material impact on our business, results of operation and financial condition. Because all components of our budgeting and forecasting, as well as that of our customers, are dependent upon estimates of growth in the markets served and demand for our products and services, the prevailing economic uncertainties may render estimates of future income and expenditures even more difficult to make than usual. Future events that may not have been anticipated could adversely affect our business, results of operations and financial condition.

The risks described in our Amended 2006 10-K and this Item 1A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchase of shares of Valassis common stock during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 through Jan. 31, 2007	—	—	—	6,091,825
Feb. 1 through Feb. 28, 2007	—	—	—	6,091,825
March 1 through March 31, 2007	—	—	—	6,091,825

Total	—	—	—	6,091,825

Valassis suspended its share repurchase program in February 2006, when it began to consider strategic alternatives, one of which was the acquisition of ADVO completed on March 2, 2007.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

4.1	Indenture, dated as of March 2, 2007, by and among Valassis Communications, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.2	Registration Rights Agreement, dated as of March 2, 2007, by and among Valassis Communications, Inc., the Subsidiary Guarantors named therein and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.3	Second Supplemental Indenture, dated as of March 2, 2007, between Valassis Communications, Inc. and The Bank of New York Trust Company, N.A., as trustee, to the Indenture dated as of January 12, 1999 (incorporated by reference to Exhibit 4.3 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.4	First Supplemental Indenture, dated as of March 2, 2007, between Valassis Communications, Inc. and BNY Midwest Trust Company, as trustee, to the Indenture dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.1	Credit Agreement, dated as of March 2, 2007, by and among Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.2	Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis Communications, Inc. and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.3	Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007.

10.4	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (File No. 333-142661) filed on May 7, 2007).

10.5	The ADVO Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to ADVO’s Form S-8 (File No. 333-47516) filed on October 6, 2000).

10.6	Trust Agreement between ADVO, Inc. and Fidelity Management Trust Company for the ADVO, Inc. Executive Deferred Compensation Plan Trust dated January 2, 2003 (incorporated by reference to Exhibit 10 to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (SEC File No. 001-11720)).

10.7	Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 (SEC File No. 001-11720)).

10.8	Server Farm Management Services Agreement dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(b) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 (SEC File No. 001-11720)).

10.9	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 (SEC File No. 001-11720)).

10.10	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the Executive Officers named therein (national vice president and vice president levels) (incorporated by reference to Exhibit 10(a) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (SEC File No. 001-11720)).

10.11	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the Executive Officers named therein (senior vice president level) (incorporated by reference to Exhibit 10(b) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (SEC File No. 001-11720)).

10.12	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (executive vice president level) (incorporated by reference to Exhibit 10(c) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (SEC File No. 001-11720))

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated as of March 2, 2007, by and among Valassis Communications, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.2	Registration Rights Agreement, dated as of March 2, 2007, by and among Valassis Communications, Inc., the Subsidiary Guarantors named therein and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.3	Second Supplemental Indenture, dated as of March 2, 2007, between Valassis Communications, Inc. and The Bank of New York Trust Company, N.A., as trustee, to the Indenture dated as of January 12, 1999 (incorporated by reference to Exhibit 4.3 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.4	First Supplemental Indenture, dated as of March 2, 2007, between Valassis Communications, Inc. and BNY Midwest Trust Company, as trustee, to the Indenture dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.1	Credit Agreement, dated as of March 2, 2007, by and among Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Current Report on Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.2

Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis Communications, Inc. and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis’ Current Report on Form 8-K

(SEC File No. 001-10991) filed on March 8, 2007).

10.3	Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007.

10.4	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (File No. 333-142661) filed on May 7, 2007).

10.5	The ADVO Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to ADVO’s Form S-8 (File No. 333-47516) filed on October 6, 2000).

10.6	Trust Agreement between ADVO, Inc. and Fidelity Management Trust Company for the ADVO, Inc. Executive Deferred Compensation Plan Trust dated January 2, 2003 (incorporated by reference to Exhibit 10 to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (SEC File No. 001-11720)).

10.7	Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 (SEC File No. 001-11720)).

10.8	Server Farm Management Services Agreement dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(b) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 (SEC File No. 001-11720)).

10.9	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 (SEC File No. 001-11720)).

10.10	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the Executive Officers named therein (national vice president and vice president levels) (incorporated by reference to Exhibit 10(a) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (SEC File No. 001-11720)).

10.11	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO, Inc. and the Executive Officers named therein (senior vice president level) (incorporated by reference to Exhibit 10(b) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (SEC File No. 001-11720)).

10.12	Amendment No. 1 to Form of Change in Control Executive Severance Agreement between ADVO and the Executive Officers named therein (executive vice president level) (incorporated by reference to Exhibit 10(c) to ADVO’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006 (SEC File No. 001-11720))

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia