Form 10-K/A
period 2006-12-31
VALASSIS COMMUNICATIONS INC
filed 2007-06-28
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The applicable portions of Valassis’ Proxy Statement for the 2007 Annual Meeting of Stockholders held on May 15, 2007 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

Explanatory Note

Valassis Communications, Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment No. 2”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the United States Securities and Exchange Commission (the “Commission”) on February 13, 2007, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the Commission on February 28, 2007 (as amended, the “Form 10-K”), for the purpose of correcting the presentation of the ratios of earnings to fixed charges for the fiscal years ended December 31, 2004, 2005 and 2006 (the “Ratios”) in Item 6 (Selected Financial Data) of Part II and Exhibit 12.1 (Statements of Computation of Ratios) of Item 15 (Exhibits and Financial Statement Schedules) of Part IV due to a computational error in calculating the line item “total earnings” in Exhibit 12.1 (which represents the numerator in the Ratios).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the complete text of Item 6 of Part II, as amended, is set forth herein. A revised Exhibit 12.1 is also attached hereto. In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15, certain certifications are attached as exhibits hereto. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 has no effect on our consolidated financial positions, results of operations or cash flows previously reported in the Form 10-K.

Except as set forth above, this Amendment No. 2 does not modify or update in any way the disclosures, including, without limitation, the financial statements, in the Form 10-K, and speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the original filing of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with our Form 10-K and our other filings made with the Commission.

Item 6.	Selected Financial Data

(in thousands of U.S. dollars, except per share data and ratios)

	YEAR ENDED
	Dec. 31, 2006		Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002

Revenues	$1,043,491		$1,131,043		$1,044,069		$916,520		$852,296

Net earnings	51,282	(1)	95,396	(2)	100,747	(3)	103,708	(4)	95,254	(5)

Total assets	801,426		697,683		737,965		692,754		386,079

Long-term debt, less current portion	259,931		259,896		273,703		259,819		257,280

Net earnings per share, basic	1.07		1.93		1.95		1.99		1.79

Net earnings per share, diluted	1.07		1.90		1.93		1.98		1.77

Ratio of earnings to fixed charges (6)	7.01	x	11.58	x	12.23	x	11.44	x	10.81	x

(1)	Includes a $24.6 million charge, net of tax, incurred in relation to the pending ADVO acquisition, $8.8 million of which was related to termination of a swap contract and the premium on a swaption contract both entered into in contemplation of the necessary financing, and $15.8 million of which was related legal and professional costs pursuant to related litigation, as well as a $1.4 million charge, net of tax, related to the close-down of both the French agency business and the eSettlement business unit of NCH.
(2)	Includes a $4.5 million restructuring charge, net of tax, related to headcount reductions and associated costs resulting from the integration of the components of our Household Targeted business segment, right-sizing of coupon-clearing operations in Europe and other efficiency-related headcount reductions.
(3)	Includes a $4.1 million gain, net of tax, due to the settlement of a property insurance claim related to a fire at our Corby, England facility, and a $2.3 million write-off, net of tax, of a cost-basis Internet investment.
(4)	Includes a $2.5 million refinance charge, net of tax, incurred in May 2003 related to the partial buy-back of the convertible debt issued in 2001.
(5)	Includes a $35.3 million impairment charge, net of tax, related to goodwill and investments of VRMS, PreVision Marketing, LLC (“PreVision”) and a cost-basis Internet investment.
(6)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

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

Dated: June 28, 2007

Valassis Communications, Inc. (Registrant)

By:	/s/ Barry P. Hoffman
Barry P. Hoffman Executive Vice President and General Counsel

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1	Stock Purchase Agreement by and among Valassis Communications, Inc., Valassis Coupon Clearing, Inc., as Buyer and NCH Stockholders, collectively, as Sellers and NCH Marketing Services, Inc. dated February 13, 2003 (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K filed on February 21, 2003)

2.2	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis Communications, Inc., ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis’ 8-K filed on July 10, 2006)

2.3	Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis Communications, Inc., Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis’ 8-K filed on December 20, 2006)

3.1	Restated Certificate of Incorporation of Valassis Communications, Inc. (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement No. 33-45189)

3.2	Amended and Restated By-laws of Valassis Communications, Inc. (incorporated by reference to Exhibit 3 (ii) to Valassis’ Form 10-Q for the period ended March 31, 1999)

4.1	Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the Zero Coupon Convertible Senior Notes Due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-65824))

4.2	Form of Indenture between Valassis Communications, Inc. and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement No. 333-75041)

4.2(a)	First Supplemental Indenture dated as of March 9, 1999 (incorporated by reference to Exhibit 4.1(a) to Valassis’ Registration Statement No. 333-75041)

4.4	Certificate of Designations of Preferred Stock of Valassis Communications, Inc. filed with the Office of the Secretary of State of Delaware on September 21, 1999, Authentication No. 9983607 (incorporated by reference to Exhibit (4) to Valassis’ Form 8-K filed on September 23, 1999)

4.5	Amendment No. 1, dated as of October 10, 2003, to Rights Agreement dated as of September 1, 1999, between Valassis Communications, Inc. and National City Corporation, as Rights Agent (incorporated by reference to Exhibit 2 to Valassis’ Form 8-A/A (File No. 011-10991) filed on October 14, 2003)

4.6	Form of Indenture between Valassis Communications, Inc. and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (No. 333-107787)

4.7	Amendment No. 2, dated as of January 5, 2007, to the Rights Agreement, dated as of September 1, 1999, as amended on October 10, 2003, between Valassis Communications, Inc. and National City Corporation, as rights agent (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K filed on January 8, 2007)

10.3*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement No. 33-45189)

10.3(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ 1995 Form 10-K)

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ 1996 Form 10-K)

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ 1998 Form 10-K)

10.3(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ 1999 Form 10-K)

10.3(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ 2000 Form 10-K)

10.3(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ 2001 Form 10-K)

10.3(g)*	Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.3(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ 2004 Form 10-K)

10.4*	Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis Communications, Inc. and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to Valassis’ Registration Statement No. 33-45189)

10.4(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to Valassis’ 1995 Form 10-K)

10.4(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to Valassis’ 1997 Form 10-K)

10.4(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to Valassis’ 1998 Form 10-K)

10.4(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to Valassis’ 1999 Form 10-K)

10.4(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to Valassis’ 2000 Form 10-K)

10.4(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to Valassis’ 2001 Form 10-K)

10.4(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.4(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.4(h)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 21, 2004 (incorporated by reference to Exhibit 10.4(h) to Valassis’ 2004 Form 10-K)

10.5*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ 1998 Form 10.K)

10.5(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ 1998 Form 10-K)

10.5(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ 1998 Form 10-K)

10.5(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ 1998 Form 10-K)

10.5(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ 1998 Form 10-K)

10.5(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ 1998 Form 10-K)

10.5(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ 1999 Form 10-K)

10.5(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ 2000 Form 10-K)

10.5(h)	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ 2001 Form 10-K)

10.5(i)*	This Amendment to Employment Agreement is made May 13, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(j)*	This Amendment to Employment Agreement is made July 8, 2002 by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.5(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ 2004 Form 10-K)

10.6*	Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement No. 33-45189)

10.6(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis Communications, Inc. and Valassis Inserts, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form 10-K for the transition period of July 1, 1994 to December 31, 1994)

10.6(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ 1995 Form 10-K)

10.6(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Quarterly Report on Form 10-Q for the period ending September 30, 1998)

10.6(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ 1999 Form 10-K)

10.6(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ 2000 Form 10-K)

10.6(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ 2001 Form 10-K)

10.6(g)*	This Amendment to Employment Agreement is made June 26, 2002 by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.6(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ 2004 Form 10-K)

10.7*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 16, 2001)

10.8	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q for the period ended June 30, 1996)

10.9*	Amended and Restated Executive Restricted Stock Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 16, 2001)

10.10*	Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement dated April 25, 1996)

10.11*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 25, 1996)

10.12	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ 1998 Form 10-K)

10.13	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis Communications, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to the Company’s Form 10-Q for the period ended June 30, 2002)

10.13(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005 (incorporated by reference to Exhibit 10.23(g) to the Valassis 2004 Form 10-K)

10.13(h)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 17, 2006 (incorporated by reference to Exhibit 10.23(h) to the Valassis 2005 Form 10-K)

10.14	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.14(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q for the period ended June 30, 2002)

10.15	Credit Agreement dated as of November 1, 2002 among Valassis Communications, Inc. and various financial institutions and Standard Federal Bank, N.A., as Administrative Agent and Lead Arranger with Harris Trust and Savings Bank, as Syndication Agent and Comerica Bank, as Documentation Agent (incorporated by reference to Exhibit 10.3(g) to Valassis’ September 30, 2002 10-Q)

10.16	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement dated April 15, 2002)

10.17	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ 2002 Form 10-K)

10.18	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement dated April 5, 2005)

10.19	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement dated April 5, 2005)

10.20	Letter Agreement between Valassis Communications, Inc. and ADVO, Inc. (incorporated by reference to Exhibit 2.2 to Valassis’ Form 8-K filed on July 10, 2006)

12.1	Statements of Computation of Ratios

21.1‡	Subsidiaries of Valassis Communications, Inc.

23.1‡	Consent of Independent Registered Public Accounting Firm

99	Rights Agreement dated as of September 1, 1999 by and between Valassis and the Bank of New York (incorporated by reference to Exhibit 99.1 to Valassis’ Form 8-A 12B/A filed on November 8, 1999)

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1‡	Section 906 Certification from Alan F. Schultz

32.2‡	Section 906 Certification from Robert L. Recchia

*	Constitutes a management contract or compensatory plan or arrangement.
‡	Previously filed.