Form 10-Q
period 2007-06-30
VALASSIS COMMUNICATIONS INC
filed 2007-08-09
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 1, 2007, there were 47,882,160 shares of the Registrant’s Common Stock outstanding.

Part I – Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	June 30, 2007	Dec. 31, 2006
Assets
Current assets:
Cash and cash equivalents	$135,831	$52,619
Auction-rate securities	—	102,533
Accounts receivable (less allowance for doubtful accounts of $18,603 at June 30, 2007 and $5,001 at December 31, 2006)	456,973	339,079
Inventories:
Raw materials	21,178	12,729
Work in progress	15,487	13,105
Prepaid expenses and other	23,752	16,681
Deferred income taxes	18,050	1,789
Refundable income taxes	11,615	3,957

Total current assets	682,886	542,492

Property, plant and equipment, gross:
Land and buildings	80,907	55,723
Machinery and equipment	214,532	142,085
Office furniture and equipment	170,216	61,903
Automobiles	221	216
Leasehold improvements	22,088	2,949

	487,964	262,876
Less accumulated depreciation and amortization	(174,733)	(153,490)

Net property, plant and equipment	313,231	109,386

Intangible assets:
Goodwill	885,819	173,134
Other intangibles	331,555	35,555

	1,217,374	208,689
Less accumulated amortization	(78,500)	(75,280)

Net intangible assets	1,138,874	133,409

Investments	6,802	4,899
Other assets	29,658	11,240

Total assets	$2,171,451	$801,426

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

	June 30, 2007	Dec. 31, 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$30,900	$—
Accounts payable	301,395	268,834
Accrued interest	18,905	3,307
Accrued compensation and benefits	48,893	23,671
Accrued other expenses	43,782	17,150
Progress billings	51,253	49,258

Total current liabilities	495,128	362,220

Long-term debt	1,332,573	259,931
Other non-current liabilities	11,186	8,195
Deferred income taxes	139,876	3,506

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2007 and December 31, 2006
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,262,596 at June 30, 2007 and 63,264,925 at December 31, 2006; outstanding 47,781,579 at June 30, 2007 and 47,783,908 at December 31, 2006	633	633
Additional paid-in capital	47,754	44,225
Retained earnings	655,270	638,209
Accumulated other comprehensive income	9,258	4,734
Treasury stock, at cost (15,481,017 shares at June 30, 2007 and 15,481,017 shares at December 31, 2006)	(520,227)	(520,227)

Total stockholders’ equity	192,688	167,574

Total liabilities and stockholders’ equity	$2,171,451	$801,426

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues	$612,147	$260,593	$973,451	$508,238

Costs and expenses:
Cost of products sold	472,822	197,972	751,839	383,241
Selling, general and administrative	96,364	30,515	150,890	63,255
Amortization expense	2,312	138	3,220	278

Total costs and expenses	571,498	228,625	905,949	446,774

Earnings from operations	40,649	31,968	67,502	61,464

Other expenses (income):
Interest expense	25,228	2,216	35,847	5,071
Other income, net	(1,485)	(728)	(3,663)	(2,082)

Total other expenses (income)	23,743	1,488	32,184	2,989

Earnings before income taxes	16,906	30,480	35,318	58,475
Income taxes	7,130	10,791	14,309	20,729

Net earnings	$9,776	$19,689	$21,009	$37,746

Net earnings per common share, basic	$0.20	$0.41	$0.44	$0.79

Net earnings per common share, diluted	$0.20	$0.41	$0.44	$0.79

Shares used in computing net earnings per share, basic	47,781,249	47,766,605	47,780,316	47,709,701

Shares used in computing net earnings per share, diluted	47,876,878	47,863,266	47,872,659	47,811,621

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net earnings	$21,009	$37,746
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	25,282	7,359
Amortization of bond discount and debt issue costs	1,278	232
Provision for losses on accounts receivable	2,401	125
Asset impairment	1,460	—
Loss on sale of property, plant and equipment	84	18
Gain on equity investments	(855)	(185)
Stock-based compensation charge	3,530	3,185
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	65,645	12,510
Inventories	(4,687)	(3,474)
Prepaid expenses and other	4,640	(6,108)
Other liabilities	(18,549)	(150)
Other assets	23,582	(5,713)
Accounts payable	3,540	1,033
Accrued expenses and interest	(24,750)	(9,191)
Income taxes	1,420	(2,260)
Progress billings	(8,323)	(6,671)

Total adjustments	75,698	(9,290)

Net cash provided by operating activities	96,707	28,456

Cash flows from investing activities:
Additions to property, plant and equipment	(12,225)	(4,386)
Acquisition of ADVO, net of cash acquired	(1,187,301)
Purchases of auction-rate securities	(156,335)	(234,408)
Proceeds from sales of auction-rate securities	258,869	216,536
Investments and advances to affiliated companies	(1,000)
Other	(360)	(212)

Net cash used in investing activities	(1,098,352)	(22,470)

Cash flows from financing activities:
Borrowings of long-term debt	1,130,000	—
Payment of debt issue costs	(19,212)	—
Repayment of long term debt	(26,475)	(14,379)
Repurchase of common stock	—	(3,913)
Proceeds from the issuance of common stock	—	5,678

Net cash provided by (used in) financing activities	1,084,313	(12,614)

Effect of exchange rate changes on cash	544	1,136
Net increase (decrease) in cash	83,212	(5,492)
Cash at beginning of period	52,619	64,320

Cash at end of period	$135,831	$58,828

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,486	$5,666
Cash paid during the period for income taxes	$13,889	$25,643
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,393	$1,881

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Amendments No. 1 and No. 2 thereto on Form 10-K/A (as amended, the “Amended 2006 10-K”).

2.	ACQUISITION OF ADVO

Valassis completed the acquisition of ADVO, Inc. (ADVO) on March 2, 2007 for approximately $1.2 billion, including the refinancing of approximately $125 million in existing ADVO debt, which was financed with debt as more fully described in “Note 7. Long-Term Debt.”

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations” and ADVO’s results are included in the consolidated operating results from the acquisition date. The total purchase price reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based upon estimates of fair value as of the acquisition date.

The purchase price allocation for the acquisition is preliminary with respect to finalization of intangible asset and fixed asset valuations, integration accrual, and other minor items. As of June 30, 2007, the preliminary allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories.

(in thousands of U.S. dollars)	June 30, 2007
Current assets	$220,118
Property, plant and equipment	214,945
Goodwill	712,685
Intangible assets	296,000
Other non-current assets	20,036

Total assets	$1,463,784

Current liabilities	$118,773
Non-current liabilities	157,710

Total liabilities	$276,483

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The operating results for ADVO are included in the accompanying condensed consolidated statements of operations from March 2, 2007, the date of acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the ADVO acquisition had occurred on January 1, 2007 and January 1, 2006, respectively.

	Three Months Ended
($ in thousands, except per share amounts)	June 30, 2007	June 30, 2006
Revenue	$612,147	$645,470
Operating income	40,649	42,102
Net earnings	9,776	14,605
Basic earnings per share	$0.20	$0.31
Diluted earnings per share	$0.20	$0.31

	Six Months Ended
($ in thousands, except per share amounts)	June 30, 2007(1)	June 30, 2006
Revenue	$1,196,954	$1,245,495
Operating income	37,141	79,272
Net earnings	(6,770)	25,798
Basic earnings per share	$(0.14)	$0.54
Diluted earnings per share	$(0.14)	$0.54

(1)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of ADVO been completed as of the beginning of the periods presented. In addition, the pro forma results do not purport to project our future results.

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

Stock-based compensation for the quarters ended June 30, 2007 and June 30, 2006 was $1.8 million and $1.8 million, respectively. For the six months ended June 30, 2007 and June 30, 2006, stock-based compensation expense was $3.5 million and $3.2 million, respectively. Total compensation expense related to non-vested options not yet recognized at June 30, 2007 is approximately $9.1 million, which we expect to recognize as compensation expense over the next five years.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), our Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended June 30, 2007, the recorded unrealized market value gains and losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2007, we had a commitment to purchase $4.6 million in Mexican pesos over the next eleven months.

Valassis entered into two interest rate swap agreements during the second quarter of 2007. These derivative agreements effectively fix interest rates on a portion of our floating rate debt and qualify for cash flow hedge accounting treatment under SFAS 133. The fair value of these derivatives was $4.1 million as of June 30, 2007. Any changes in face value will be recorded as a component of other comprehensive income. See “Note 7. Long-Term Debt” for further information on the interest rate swap agreements.

5.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of June 30, 2007 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at June 30, 2007	Unamortized Balance at June 30, 2007		Weighted Average Useful Life (in years)
Amortizable intangible assets	$183,455	$(5,695)	$177,760		19.7

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts			18,257
Neighborhood Targeted			5,325
Household Targeted			32,642
International & Services			64,864
ADVO			712,685
The Valassis name and other			11,341
ADVO trade names and trademarks			116,000

Total non-amortizable intangible assets			961,114	(1)

Consolidated net intangible assets			$1,138,874

(1)	Net of $21.5 million of amortization recorded prior to the adoption of SFAS No. 142 and a $51.3 million impairment charge.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	CONTINGENCIES

Upon our completion of the acquisition of ADVO, we assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. The defendants’ responsive pleading is due August 24, 2007.

Under the circumstances, it is not possible for us to predict the likelihood of a favorable or unfavorable resolution of the securities class action.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

7.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30,	Dec. 31,
(in thousands of U.S. dollars)	2007	2006
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,948	99,931
Senior Convertible Notes due 2033, net of discount	160,000	160,000
8 1/4% Senior Notes due 2015	540,000	—
Senior Secured Term Loan B	563,525	—
Senior Secured Delayed Draw Term Loan	—	—

	$1,363,473	$259,931
Less current portion	30,900	—

	$1,332,573	$259,931

On March 2, 2007, Valassis completed the offering of $540.0 million aggregate principal amount of its 8  1/4% Senior Notes due 2015 (the “2015 Notes”) in connection with the financing of its acquisition of ADVO. The 2015 Notes are unsecured and bear interest at a fixed rate of 8  1/4% per annum payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2007, and mature on March 1, 2015. In July 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we filed with the Securities and Exchange Commission (SEC) a registration statement pursuant to which we commenced an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. The exchange notes will be substantially identical to the original notes, except that the exchange notes will not be subject to certain transfer restrictions.

On March 2, 2007, in connection with the acquisition of ADVO, Valassis entered into a Credit Agreement with various banking institutions. The Credit Agreement provides for: (i) a $120.0 million senior secured revolving line of credit; (ii) a $590.0 million Senior Secured Term Loan B; and (iii) a $160.0 million senior secured delayed draw term loan. As of June 30, 2007, Valassis had no borrowings under the revolving line of credit or delayed draw term loan.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On April 4, 2007 and June 29, 2007, Valassis entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010, and effectively fix the interest rates for an aggregate of $480.0 million of our variable rate debt under the Term Loan B portion of our senior secured credit facility. Under SFAS No. 133, each contract is recorded as a cash flow hedge in which the fair value is recorded as an asset and changes in the fair value are recorded as a component of other comprehensive income. The recording of these interest rate swap agreements resulted in a $4.1 million derivative classified as “Other Assets” on the balance sheet.

For further information, refer to “Current and Long-term Debt” within Item 2.

8.	SEGMENT REPORTING

Valassis has five reportable segments: Free-standing Inserts (FSI), Neighborhood Targeted, Household Targeted, International & Services and ADVO. We previously reported our Run of Press (ROP) business as a separate segment. Due to the similarity in sales and operational processes and the newly-combined sales and general management, we aggregated ROP into the Neighborhood Targeted segment effective January 1, 2007. Our five reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended June 30,
(in millions of U.S. dollars)	FSI	Neighborhood Targeted(1)	Household Targeted	International & Services	ADVO	Total
2007
Revenues from external customers	$98.7	$120.2	$12.7	$29.0	$351.5	$612.1
Intersegment revenues	$(0.8)	$3.6	$—	$—	$1.1	$3.9
Depreciation/amortization	$2.2	$0.5	$—	$0.6	$14.6	$17.9
Segment profit	$5.4	$14.5	$0.5	$1.9	$19.4	$41.7

2006
Revenues from external customers	$117.0	$101.8	$14.2	$27.6		$260.6
Intersegment revenues	$—	$—	$—	$—		$—
Depreciation/amortization	$2.1	$0.5	$0.1	$0.9		$3.6
Segment profit	$20.8	$8.9	$0.1	$2.2		$32.0

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six Months Ended June 30,
(in millions of U.S. dollars)	FSI	Neighborhood Targeted(1)	Household Targeted	International & Services	ADVO(2)	Total
2007
Revenues from external customers	$208.4	$220.7	$23.9	$56.9	$463.6	$973.5
Intersegment revenues	$—	$3.6	$—	$—	$1.2	$4.8
Depreciation/amortization	$4.6	$1.0	$—	$1.2	$18.5	$25.3
Segment profit (loss)	$15.3	$25.4	$(0.5)	$4.6	$24.7	$69.5

2006
Revenues from external customers	$232.3	$189.0	$32.4	$54.5		$508.2
Intersegment revenues	$—	$—	$—	$—		$—
Depreciation/amortization	$4.3	$1.0	$0.2	$1.9		$7.4
Segment profit	$38.4	$16.3	$2.5	$4.3		$61.5

(1)	Neighborhood Targeted now includes the Run of Press business.
(2)	Results since the acquisition date of March 2, 2007.

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended		Six Months Ended
(in millions of U.S. dollars)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Profit for reportable segments	$41.7	$32.0	$69.5	$61.5
Unallocated amounts:
Litigation and other costs related to the acquisition of ADVO	(1.1)	—	(2.0)	—
Interest expense	(25.2)	(2.2)	(35.8)	(5.1)
Other income	1.5	0.7	3.6	2.1

Earnings before income taxes	$16.9	$30.5	$35.3	$58.5

Domestic and foreign revenues were as follows:

	Three Months Ended		Six Months Ended
(in millions of U.S. dollars)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
United States	587.5	245.7	933.5	478.7
Foreign	24.6	14.9	40.0	29.5

Total	$612.1	$260.6	$973.5	$508.2

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	June 30, 2007	Dec 31, 2006
United States	$292.5	$89.3
Foreign	20.7	20.1

Total	$313.2	$109.4

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2007	2006	2007	2006
Net earnings	$9,776	$19,689	$21,009	$37,746

Basic EPS:
Weighted average common shares outstanding	47,781	47,767	47,780	47,710

Earnings per common share—basic	$0.20	$0.41	$0.44	$0.79

Diluted EPS:
Weighted average common shares outstanding	47,781	47,767	47,780	47,710
Weighted average shares purchased on exercise of dilutive options	—	1,409	—	1,467
Shares purchased with proceeds of options/unrecognized compensation	(50)	(1,346)	(53)	(1,398)
Shares contingently issuable	146	33	146	33

Shares applicable to diluted earnings	47,877	47,863	47,873	47,812

Earnings per common share—diluted	$0.20	$0.41	$0.44	$0.79

Unexercised employee stock options to purchase 6.7 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three months ended June 30, 2007 and six months ended June 30, 2007, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

10.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2015 Notes issued by Valassis are guaranteed by substantially all of Valassis’ existing and future domestic subsidiaries on a senior unsecured basis. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by Valassis and has guaranteed the 2015 Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries are not guarantors of these obligations. The subsidiary guarantors also guarantee the senior secured credit facility described in Note 7.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006 and the related condensed consolidating statements of income for the three and six months ended June 30, 2007 and 2006, and the condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006.

Condensed Consolidating Balance Sheet

June 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$21,382	$87,298	$27,151	$—	$135,831
Accounts receivable, net	214,970	213,300	28,913	(210)	456,973
Inventories	25,847	10,783	35	—	36,665
Prepaid expenses and other	21,293	21,230	1,229	(20,000)	23,752
Deferred income taxes	1,051	16,629	370	—	18,050
Refundable income taxes	10,679	1,027	(91)	—	11,615

Total current assets	295,222	350,267	57,607	(20,210)	682,886

Property, plant and equipment, net	16,293	276,224	13,329	7,385	313,231
Intangible assets, net	35,544	1,103,586	6,988	(7,244)	1,138,874
Investments	1,430,091	38,118	—	(1,461,407)	6,802
Other assets	30,360	(692)	197	(207)	29,658

Total assets	$1,807,510	$1,767,503	$78,121	$(1,481,683)	$2,171,451

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$30,900	$—	$—	$—	$30,900
Accounts payable	171,297	125,684	19,318	(14,904)	301,395
Accrued expenses	48,649	56,747	11,556	(5,372)	111,580
Progress billings	27,897	16,580	6,776	—	51,253

Total current liabilities	278,743	199,011	37,650	(20,276)	495,128

Long-term debt	1,332,573	—	—	—	1,332,573
Other non-current liabilities	—	8,833	2,353	—	11,186
Deferred income taxes	3,506	136,370	—	—	139,876
Stockholders’ equity	192,688	1,423,289	38,118	(1,461,407)	192,688

Total liabilities and stockholders’ equity	$1,807,510	$1,767,503	$78,121	$(1,481,683)	$2,171,451

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$21,463	$13,173	$17,983	$—	$52,619
Auction-rate securities	91,519	11,014	—	—	102,533
Accounts receivable, net	246,944	61,708	30,427	—	339,079
Inventories	25,834	—	—	—	25,834
Prepaid expenses and other	(5,043)	28,085	1,863	(8,224)	16,681
Deferred income taxes	1,094	494	201	—	1,789
Refundable income taxes	3,552	286	119	—	3,957

Total current assets	385,363	114,760	50,593	(8,224)	542,492

Property, plant and equipment, net	17,955	71,381	12,665	7,385	109,386
Intangible assets, net	35,656	98,009	6,988	(7,244)	133,409
Investments	216,595	31,696	—	(243,392)	4,899
Other assets	12,495	(1,244)	179	(190)	11,240

Total assets	$668,064	$314,602	$70,425	$(251,665)	$801,426

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$169,608	$81,822	$19,701	$(2,297)	$268,834
Accrued expenses	28,448	11,543	10,113	(5,976)	44,128
Progress billings	38,997	2,869	7,392	—	49,258

Total current liabilities	237,053	96,234	37,206	(8,273)	362,220

Long-term debt	259,931	—	—	—	259,931
Other non-current liabilities	—	6,672	1,523	—	8,195
Deferred income taxes	3,506	—	—	—	3,506
Stockholders’ equity	167,574	211,696	31,696	(243,392)	167,574

Total liabilities and stockholders’ equity	$668,064	$314,602	$70,425	$(251,665)	$801,426

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$180,032	$418,199	$26,120	$(12,204)	$612,147

Cost and expenses:
Cost of products sold	152,029	312,897	20,100	(12,204)	472,822
Selling, general and administrative	13,346	76,560	6,458	—	96,364
Amortization	55	2,257	—	—	2,312

Total costs and expenses	165,430	391,714	26,558	(12,204)	571,498

Earnings from operations	14,602	26,485	(438)	—	40,649

Other expenses (income):
Interest expense	25,225	—	3	—	25,228
Other income, net	(201)	(1,173)	(111)	—	(1,485)

Total other expenses (income)	25,024	(1,173)	(108)	—	23,743

Earnings/(loss) before income taxes	(10,422)	27,658	(330)	—	16,906

Income taxes	(2,012)	8,993	149		7,130
Equity in net earnings/(loss) of subsidiary	18,186	(479)	—	(17,707)	—

Net earnings/(loss)	$9,776	$18,186	$(479)	$(17,707)	$9,776

Condensed Consolidating Statement of Income Three Months Ended June 30, 2006 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$175,158	$70,432	$16,367	$(1,364)	$260,593

Cost and expenses:
Cost of products sold	145,188	42,017	12,131	(1,364)	197,972
Selling, general and administrative	5,414	21,019	4,082	—	30,515
Amortization	55	83	—	—	138

Total costs and expenses	150,657	63,119	16,213	(1,364)	228,625

Earnings from operations	24,501	7,313	154	—	31,968

Other expenses (income):
Interest expense	2,840	(469)	(155)	—	2,216
Other income, net	(1,116)	347	41	—	(728)

Total other expenses (income)	1,724	(122)	(114)	—	1,488

Earnings before income taxes	22,777	7,435	268	—	30,480

Income taxes	9,590	732	469	—	10,791
Equity in net earnings/(loss) of subsidiary	6,502	(201)	—	(6,301)	—

Net earnings/(loss)	$19,689	$6,502	$(201)	$(6,301)	$19,689

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$349,299	$595,817	$42,807	$(14,472)	$973,451

Cost and expenses:
Cost of products sold	293,241	440,085	32,985	(14,472)	751,839
Selling, general and administrative	26,933	113,121	10,836	—	150,890
Amortization	111	3,109	—	—	3,220

Total costs and expenses	320,285	556,315	43,821	(14,472)	905,949

Earnings from operations	29,014	39,502	(1,014)	—	67,502

Other expenses (income):
Interest expense	35,842	—	5	—	35,847
Other income, net	(1,861)	(1,579)	(223)	—	(3,663)

Total other expenses (income)	33,981	(1,579)	(218)	—	32,184

Earnings/(loss) before income taxes	(4,967)	41,081	(796)	—	35,318

Income taxes	1,831	12,107	371	—	14,309
Equity in net earnings/(loss) of subsidiary	27,807	(1,167)	—	(26,640)	—

Net earnings/(loss)	$21,009	$27,807	$(1,167)	$(26,640)	$21,009

Condensed Consolidating Statement of Income Six Months Ended June 30, 2006 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$339,262	$139,421	$32,186	$(2,631)	$508,238

Cost and expenses:
Cost of products sold	276,236	85,904	23,732	(2,631)	383,241
Selling, general and administrative	18,914	36,275	8,066	—	63,255
Amortization	111	167	—	—	278

Total costs and expenses	295,261	122,346	31,798	(2,631)	446,774

Earnings from operations	44,001	17,075	388	—	61,464

Other expenses (income):
Interest expense	5,692	(469)	(152)	—	5,071
Other income, net	(1,991)	—	(91)	—	(2,082)

Total other expenses (income)	3,701	(469)	(243)	—	2,989

Earnings before income taxes	40,300	17,544	631	—	58,475

Income taxes	18,192	1,561	976	—	20,729
Equity in net earnings/(loss) of subsidiary	15,638	(345)	—	(15,293)	—

Net earnings/(loss)	$37,746	$15,638	$(345)	$(15,293)	$37,746

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by operating activities	$14,748	$73,145	$8,814	$—	$96,707

Investing Activities
Additions to property, plant and equipment	(2,000)	(10,035)	(190)	—	(12,225)
Acquisition of ADVO, net of cash acquired	(1,187,301)	—	—		(1,187,301)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—		258,869
Investments and advances to affiliated companies	(1,000)	—	—		(1,000)
Other	(360)	—	—	—	(360)

Net cash used in investing activities	(1,099,142)	980	(190)	—	(1,098,352)

Financing Activities
Borrowings of long-term debt	1,130,000	—	—	—	1,130,000
Payment of debt issue costs	(19,212)	—	—	—	(19,212)
Repayment of long-term debt	(26,475)	—	—	—	(26,475)

Net cash (used in) provided by financing activities	1,084,313	—	—	—	1,084,313

Effect of exchange rate changes on cash	—	—	544	—	544

Net (decrease) increase in cash	(81)	74,125	9,168		83,212
Cash at beginning of period	21,463	13,173	17,983		52,619

Cash at end of period	$21,382	$87,298	$27,151	$—	$135,831

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2006 (in thousands)
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by/(used in) operating activities	$20,146	$17,214	$(8,904)	$—	$28,456

Investing Activities
Additions to property, plant and equipment	(3,094)	(1,146)	(146)	—	(4,386)
Purchases of auction rate securities	(220,434)	(13,974)	—	—	(234,408)
Proceeds from sales of auction rate securities	206,732	9,804	—	—	216,536
Other	(212)	—	—	—	(212)

Net cash (used in) provided by investing activities	(17,008)	(5,316)	(146)	—	(22,470)

Financing Activities
Proceeds from issuance of common stock	5,678	—	—	—	5,678
Repurchase of common stock	(3,913)	—	—	—	(3,913)
Repayment of long-term debt	(14,379)	—	—	—	(14,379)

Net cash used in financing activities	(12,614)	—	—	—	(12,614)

Effect of exchange rate changes on cash			1,136	—	1,136

Net (decrease)/increase in cash	(9,476)	11,898	(7,914)	—	(5,492)
Cash at beginning of period	23,484	16,525	24,311	—	64,320

Cash at end of period	$14,008	$28,423	$16,397	$—	$58,828

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	INCOME TAXES

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition and measurement standards for the disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, a company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit. With the adoption of Interpretation No. 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. In addition to initial recognition and measurement, Interpretation No. 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted Interpretation No. 48 effective January 1, 2007.

As a result of adopting Interpretation No. 48, the Company recognized a cumulative increase in its liability for unrecognized tax benefits of $4.2 million, resulting in a total liability for unrecognized tax benefits on January 1, 2007 of $5.7 million, all of which would impact the Company’s effective tax rate if recognized. This cumulative change decreased retained earnings by $3.9 million and increased current income tax expense by $0.3 million. On March 2, 2007, Valassis acquired all the stock of ADVO. Following the application of Interpretation No. 48 to ADVO’s tax positions, ADVO recognized an additional liability of $1.3 million for unrecognized tax benefits. The adjustment for ADVO served to increase goodwill on the opening balance sheet under purchase accounting principles by $1.3 million. As of June 30, 2007, the Company had $10.1 million in unrecognized tax benefits, of which, $6.3 million would impact the Company’s effective tax rate if recognized. The increase in unrecognized tax benefits from January 1, 2007 to June 30, 2007 is primarily attributable to the acquisition of ADVO.

The Company files tax returns in various federal, state, and local jurisdictions. In many cases, the Company’s liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction, including the periods ending December 31, 2006 for Valassis and March 2, 2007 for ADVO for which returns are not yet filed:

Jurisdiction	VCI	ADVO
United States	2004 - 2006	09/02, 09/04 - 3/2/07
California	2000 - 2006	09/02 - 03/02/07
Connecticut	2000 - 2006	09/03 - 03/02/07
Illinois	2004 - 2006	09/03 - 03/02/07
Kansas	2003 - 2006	09/03 - 03/02/07
Massachusetts	1996 - 2006	09/04 - 03/02/07
North Carolina	2000 - 2006	09/98 - 09/02, 09/04 - 03/02/07
Pennsylvania	2003 - 2006	09/02 - 03/02/07
Texas	2003 - 2006	09/03 - 03/02/07

Prior to June 30, 2008, Valassis anticipates that several events may occur that could have a significant effect on the liabilities for unrecognized tax benefits as reported. These anticipated events include the settlement or payment of ongoing state audits and the closure of negotiations in connection with historic state planning positions. These events would result in a decrease in our liability for unrecognized tax benefits of $1.0 million to $2.7 million. Further effects could be recognized as we complete routine process studies, but we do not have sufficient data to estimate the impact of these changes at this time.

Valassis’ policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items as part of income tax expense. This accounting policy does not represent a change in policy from prior periods. The gross amount of interest and penalties recorded as of January 1, 2007 is $1.3 million. The amount of interest and penalties accrued for both the three and six month period ended June 30, 2007 was $0.6 million. The gross amount of interest and penalties recorded for both Valassis and ADVO as of June 30, 2007 was $2.5 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In July 2007, the State of Michigan enacted a substantial change to its corporate tax structure. The tax law changes include the elimination of the Single Business Tax (SBT) and the creation of an income tax and a modified gross receipts tax. The new taxes will be effective January 1, 2008. Due to the complex change in the tax law in Michigan, we are still evaluating the impact the change will have on our results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, specifically, statements made in “Overview,” and elsewhere in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and may cause future results to differ from our operating results in the past. Such factors include, among others, the following: price competition from Valassis’ existing competitors; new competitors in any of Valassis’ businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in Valassis’ paper or postal costs; changes which affect the businesses of Valassis’ customers and lead to reduced sales promotion spending; challenges and costs of achieving synergies and cost savings in connection with the ADVO acquisition and in integrating ADVO’s operations may be greater than expected; Valassis’ substantial indebtedness, and its ability to incur additional indebtedness, may affect Valassis’ financial health; certain covenants in Valassis’ debt documents could adversely restrict its financial and operating flexibility; fluctuations in the amount, timing, pages and weight, and kinds of advertising pieces from period to period, due to a change in Valassis’ customers’ promotional needs, inventories and other factors; Valassis’ failure to attract and retain qualified personnel may affect its business and results of operations; a rise in interest rates could increase Valassis’ borrowing costs; the outcome of ADVO’s pending shareholder lawsuits; possible governmental regulation or litigation affecting aspects of Valassis’ business; and general economic conditions, whether nationally or in the market areas in which Valassis conducts its business, may be less favorable than expected. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to those risk factors described in our Amended 2006 10-K and Quarterly Reports on Form 10-Q filed subsequently thereto, and other filings by Valassis with the United States Securities and Exchange Commission (“SEC”).

Overview

On March 2, 2007, we acquired the shares of ADVO common stock for an acquisition price of approximately $1.2 billion, including the refinancing of approximately $125.0 million in existing ADVO debt. We funded the ADVO acquisition, together with the refinancing of ADVO debt and the payment of related fees and expenses, through an $870.0 million senior secured credit facility with a syndicate of lenders, an unsecured $540.0 million offering of 8 1/4% Senior Notes due 2015 and existing cash on hand.

The combination of Valassis and ADVO provides the delivery of value-oriented consumer promotions by blending home newspaper delivery with shared direct mail. We offer products and services including newspaper-delivered promotions such as inserts, sampling, polybags and on-page advertisements; shared mail; direct mail; in-store marketing; direct-to-door advertising and sampling; Internet-delivered marketing; loyalty marketing software; coupon and promotion clearing; promotion planning; and analytic services. We can now reach over 60 million households through weekly newspaper distribution and 90% of U.S. homes through shared mail distribution.

For the three months ended June 30, 2007, we achieved revenues of $612.1 million, up 134.9% from the quarter ended June 30, 2006. We consolidated ADVO’s financial results with ours beginning March 2, 2007, which accounted for $351.5 million of this increase in revenue. Net earnings for the quarter ended June 30, 2007 were $9.8 million, representing a decrease of 50.3% from the comparable period last year. We delivered diluted earnings per share (EPS) of $0.20.

We have added the ADVO business as a separate reportable business segment effective the date of the acquisition. During the first quarter of 2007, we also combined our ROP business segment into our Neighborhood Targeted business segment due to similarities in the businesses.

Segment Results

FSI

In the quarter ended June 30, 2007, FSI revenues were $98.7 million, representing a decrease of 15.6% compared to the quarter ended June 30, 2006. The decrease in revenues was attributable to an approximately 10% reduction in FSI pricing and a 4.6% decline in industry volume, coupled with a slight decrease in market share as compared to the second quarter of 2006. For the six months ended June 30, 2007, FSI revenues were $208.4 million, representing a decrease of 10.3% compared to the year-ago period. This decline was also due to an approximately 10% decrease in FSI pricing; however, industry volume was down just 1.3% during this period. FSI cost of goods sold decreased slightly during the three and six months ended June 30, 2007 versus the comparable periods a year-ago on a cost-per-thousand (CPM) basis.

Neighborhood Targeted

Beginning with the first quarter of 2007, we combined our ROP segment with our Neighborhood Targeted segment. The majority of business within this combined segment is media placement. The segments have similar sales and operational processes and now share a common sales and management team.

Our Neighborhood Targeted product revenues increased 18.1% in the quarter ended June 30, 2007 to $120.2 million versus the quarter ended June 30, 2006. This increase was the result of strong results in ROP, polybags/sampling and preprints primarily in the telecommunications, financial services and customer packaged goods customer verticals. For the six months ended June 30, 2007, Neighborhood Targeted products revenue increased 16.8% to $220.7 million from the year-ago period. In the first quarter of 2006, we lost a significant amount of business from our telecommunications customers due to industry consolidation, which we re-secured later in 2006. This is reflected in our increased revenue and segment profit in 2007. Segment profit increased significantly as a result of the higher volume experienced in both the three and six months ended June 30, 2007.

Household Targeted

The Household Targeted segment had revenues of $12.7 million in the quarter ended June 30, 2007, a decrease of 10.6% from the quarter ended June 30, 2006. The decrease in revenues for this segment is due to continued softness in solo direct mail programs. This segment recorded $0.5 million in segment profit for the quarter ended June 30, 2007, despite $0.7 million in SG&A associated with our investment in on-line media planning and placement and new interactive initiatives. For the six months ended June 30, 2007, segment revenue decreased 26.2%, also due to softness in solo direct mail programs. The segment lost $0.5 million during the six months ended June 30, 2007 due to the revenue decline coupled with increased SG&A related to the initiatives mentioned above.

International & Services

The International & Services segment had revenues of $29.0 million in the second quarter of 2007, an increase of 5.1% from the second quarter of 2006, due to higher coupon clearing volumes in the United States and the United Kingdom, and our in-store initiatives. Segment profits in the second quarter of 2007 were $1.9 million, representing a decrease of 13.6% from the year-ago period driven by a decline in profits of Valassis Canada and incremental costs of $0.5 million to improve efficiencies in our European operations. For the six months ended June 30, 2007 segment revenues increased 4.4% from the year-ago period.

ADVO

ADVO revenues for the second quarter of 2007 were $351.5 million, representing a decrease of 9.1% from ADVO’s second calendar quarter of 2006. During the second calendar quarter of 2007, ADVO had one less week than the comparable quarter of 2006 resulting from ADVO’s historical 52/53 week accounting cycle. Excluding this extra week, revenues decreased 4.6% from the year-ago period. The revenue decline was primarily volume driven. Advertising pieces were 8.8 billion, down 5.5% (excluding the extra week) from the comparable prior period due to a reduction in packages, a decline in insert volume resulting from grocery customer consolidation and a reduction in Missing Child Card (“MCC”) pieces. Effective mid-May 2007, ADVO eliminated the use of the MCC due to a shift from a detached address card to printing the consumer address on the ShopWise® wrap. The reduction in packages was in part due to package and profile consolidation in certain markets. Packages were 1.1 billion for the current period, down 0.5% (excluding the extra week) from the second calendar quarter of 2006. The reduction in pieces and packages resulted in a 5.4% decrease in average pieces per package.

Revenue per thousand pieces was $37.21 for the second quarter, up slightly (excluding the extra week) due to the reduction in the lower priced MCC product and the partial quarter impact of the postal rate pass-through, offset in part by a shift to lighter weight products from the grocery customer category. The increase in revenue per thousand pieces was more than offset by the volume declines detailed above.

ADVO’s gross margin percentage increased to 22.6% from 21.4% in the prior year second calendar quarter and 18.4% in the full first quarter of 2007. The progress made in improving the ADVO cost structure and consolidating packages/profiles resulted in the higher gross margin percentage for the quarter. Also contributing was the decrease in unused postage as a percentage of base postage from 23.3% in the prior year’s quarter to 22.2% in the current quarter. This 1.1 decrease in percentage points is a result of eliminating packages with higher percentages of unused postage.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the second quarter of 2007 to $96.4 million from $30.5 million in the second quarter of 2006. The increase resulted primarily from the inclusion of ADVO SG&A costs in our consolidated results beginning March 2, 2007. ADVO accounted for $57.7 million in SG&A expense for the quarter ended June 30, 2007. The remaining increase was due to increases in incentive compensation and non-recurring costs related to the acquisition of ADVO.

Amortization Expense

Amortization expense of $2.3 million was recorded for the quarter ended June 30, 2007. As a result of the allocation of purchase price for the ADVO acquisition, $180 million of amortizable intangibles were recorded with an average life of 20 years.

Non-operating Items

Interest expense was $25.2 million in the second quarter of 2007, compared to $2.2 million in the second quarter of 2006. The increase was due to borrowings of $540.0 million of unsecured 8  1/4% Senior Notes due 2015 and $590.0 million under a senior secured term loan incurred as the result of the acquisition of ADVO on March 2, 2007.

Net Earnings

Net earnings were $9.8 million in the second quarter of 2007, a decrease of $9.9 million, or 50.3%, from the second quarter of 2006. The decrease in earnings was due to a decline in FSI pricing, softness in the Household Targeted segment and additional interest expense associated with financing the acquisition of ADVO, partially offset by the earnings of ADVO. ADVO contributed $12.3 million of net earnings during this period, which excludes the impact of interest expense. Diluted earnings per share were $0.20 in the second quarter of 2007, compared to $0.41 in the second quarter of 2006.

Net earnings for the six months ended June 30, 2007 were $21.0 million, representing a decrease of 44.3% from the same period a year ago. ADVO contributed $15.7 million of net earnings during this period, which excludes the impact of interest expense. Diluted earnings per share were $0.44 for the six months ended June 30, 2007, compared to $0.79 for the six months ended June 30, 2006.

Financial Condition, Liquidity and Sources of Capital

Valassis believes that it has sufficient liquidity to support the ongoing activities of its business, repay its existing long-term debt and invest in future growth opportunities. Operating cash flows are Valassis’ primary source of liquidity and are expected to be used for, among other things, interest and principal payments on its debt obligations and capital expenditures necessary to support growth and productivity improvement.

The following table presents our available sources of liquidity as of June 30, 2007:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents	$—		$—	$135.8
Debt facilities:
Senior Secured Revolving Credit Facility	108.8	(1)	—	108.8	(1)
Senior Secured Delayed Draw Term Loan	160.0		—	160.0

Total Available				$404.6

(1)	net of $11.2 million in outstanding letters of credit

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $135.8 million at June 30, 2007 compared to $52.6 million at December 31, 2006. This was the result of cash provided by operations and financing activities of $96.7 million and $1.1 billion, respectively, offset by cash used for investing activities during the six-month period ended June 30, 2007.

Cash flow from operating activities was $96.7 million during the six months ended June 30, 2007 compared to $28.5 million during the year-ago quarter. This increase is the result of the acquisition of ADVO and significant positive changes in working capital, primarily related to an improvement in accounts receivable collections. The prior period also included significant payments of advances related to long term customer contracts; reduced payments of this nature in the current period further contributed to positive changes in working capital. In addition, although net earnings declined by $16.7 million in the current six month period, the non-cash charges to earnings for depreciation and amortization increased by $17.9 million due to the increased depreciation and amortization of the tangible and intangible assets related to the ADVO acquisition.

Net cash used in investing activities was $1.1 billion, due to the acquisition of ADVO for $1.2 billion, offset by net sales of $102.5 million in auction-rate securities. See “Note 2. Acquisition of ADVO” to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional details relating to the acquisition.

Net cash provided by financing activities was $1.1 billion, solely as the result of $1.1 billion provided from our borrowings of long term debt in order to fund the acquisition of ADVO, as described below under “Current and Long-term Debt.”

Cash and cash equivalents do not include investments in auction-rate securities of $102.5 million at December 31, 2006. Auction-rate securities are considered highly liquid due to the short duration of their reset periods. Valassis had no auction-rate securities as of June 30, 2007.

Current and Long-term Debt

As of June 30, 2007, we had outstanding $1.4 billion in aggregate indebtedness, which consisted of $100.0 million ($99.9 million, net of discount) of the 2009 Secured Notes, $160.0 million of the 2033 Secured Notes, $540.0 million of our unsecured 2015 Notes (each as defined below), and $563.5 million under the senior secured term loan B portion of our senior secured credit facility. During the quarter ended June 30, 2007, there was no outstanding balance under the revolving line of credit portion of our senior secured credit facility. As of June 30, 2007, we had total outstanding letters of credit of approximately $11.2 million.

Our Senior Secured Credit Facility

General

On March 2, 2007, in connection with our acquisition of ADVO, we entered into a senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. Our senior secured credit facility consists of the following:

•

a five-year revolving line of credit in an aggregate principal amount of $120.0 million, including $35.0 million available in euros, British Pounds Sterling, Mexican Pesos or Canadian Dollars, $40.0 million available for letters of credit and a $20.0 million swingline loan subfacility (the “revolving line of credit”);

•

a seven-year term loan B in an aggregate principal amount equal to $590.0 million, with principal repayable in quarterly installments, at a rate of 1.0% per year until the seventh anniversary of the closing date of the term loan B (the “term loan B”);

•

a seven-year amortizing delayed draw term loan in an aggregate principal amount equal to $160.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the delayed draw term loan, with the remaining balance thereafter to be repaid in full on the seventh anniversary of the closing date of the delayed draw term loan at which time the remaining balance will be payable in full (the “delayed draw term loan”); and

•

an incremental facility pursuant to which, prior to the maturity of the senior secured credit facility, we may incur additional indebtedness under our senior secured credit facility in an additional amount up to $150.0 million under either the revolving line of credit or the term loan B or a combination thereof (the “incremental facility”). The obligations under the incremental facility will constitute secured obligations under our senior secured credit facility.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit and the delayed draw term loan, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2007, we had $563.5 million outstanding under the term loan B and $108.8 million available under the revolving line of credit (after giving effect to outstanding letters of credit). Subsequent to June 30, 2007, we made an additional voluntary prepayment of $25.0 million under our term loan B, which is classified as current debt in our consolidated balance sheet as of June 30, 2007. The delayed draw term loan is available until June 2008 to refinance all of our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”), including in the event the holders of the 2033 Secured Notes exercise their put rights in May 2008. Drawings under the delayed draw term loan are subject to the requirement that the proceeds of such drawings be used to repay certain of our existing indebtedness. The terms of the incremental facility will be substantially similar to the terms of our senior secured credit facility, except with respect to the pricing of the incremental facility, which could be higher than that for the revolving line of credit and the term loans. The proceeds of the incremental facility may be used for general corporate purposes.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. After the delivery of financial statements and compliance certificates for two consecutive fiscal quarters following the closing of the ADVO acquisition, the applicable margins for the revolving line of credit may be subject to adjustment based upon the ratio of our secured debt to our consolidated adjusted EBITDA (as defined in the credit agreement) being within certain defined ranges.

Guarantees and Security

Our senior secured credit facility is guaranteed by substantially all of our existing and future domestic restricted subsidiaries pursuant to a Guarantee, Security and Collateral Agency Agreement (the “Security Agreement”), dated as of March 2, 2007. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our subsidiary guarantors and 65% of the capital stock of our existing and future restricted foreign subsidiaries.

Prepayments

Subject to customary notice and minimum amount conditions, we are permitted to make voluntary prepayments without payment of premium or penalty. With certain exceptions, we are required to make mandatory prepayments on the term loans in certain circumstances, including, without limitation, 100% of the aggregate net cash proceeds from any debt offering, asset sale or insurance and/or condemnation recovery (to the extent not otherwise used for reinvestment in our business or a related business) and up to 50% (with the exact percentage to be determined based upon our consolidated secured leverage ratio as defined in our credit agreement) of our excess cash flow. Such mandatory prepayments will first be applied ratably to the principal installments of the term loans and second, to the prepayment of any outstanding revolving or swing-line loans, without an automatic reduction of the amount of the revolving line of credit.

Covenants

Subject to customary and otherwise agreed upon exceptions, our senior secured credit facility contains affirmative and negative covenants, including, but not limited to,

•	the payment of other obligations;

•	the maintenance of organizational existences, including, but not limited to, maintaining our property and insurance;

•	compliance with all material contractual obligations and requirements of law;

•	limitations on the incurrence of indebtedness;

•	limitations on creation and existence of liens;

•	limitations on certain fundamental changes to our corporate structure and nature of our business, including mergers;

•	limitations on asset sales;

•	limitations on restricted payments;

•	limitations on capital expenditures;

•	limitations on any investments, provided that certain “permitted acquisitions” and strategic investments are allowed;

•	limitations on optional prepayments and modifications of certain debt instruments;

•	limitations on modifications to material agreements;

•	limitations on transactions with affiliates;

•	limitations on entering into certain swap agreements;

•	limitations on negative pledge clauses or clauses restricting subsidiary distributions;

•	limitations on sale-leaseback and other lease transactions; and

•	limitations on changes to our fiscal year.

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters) ranging from 4.25 to 1.00 to 3.50 to 1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period) ranging from 1.60 to 1.00 to 2.00 to 1.00 (depending on the applicable period).

In addition, we are required to give notice to the administrative agent and the lenders under the credit agreement of defaults under our senior secured credit facility documentation and other material events, make any new wholly-owned restricted domestic subsidiary a subsidiary guarantor and pledge substantially all after-acquired property as collateral to secure our and our subsidiary guarantors’ obligations in respect of our senior secured credit facility.

Events of Default

Our senior secured credit facility contains customary events of default, including upon a change of control. If such an event of default occurs, the lenders under our senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and the acceleration of amounts due under our senior secured credit facility.

6 5/8% Senior Secured Notes due 2009

In January 1999, we issued $100.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2009 in a private placement transaction. We pay interest on the 2009 Secured Notes on January 15 and July 15 of each year until maturity of the notes. The Security Agreement secures our 6 5/8% Senior Notes due 2009 (the “2009 Secured Notes”) on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2009 Secured Notes.

We may redeem all or any of the 2009 Secured Notes at any time at a price equal to the greater of (i) 100% of the principal amount of the 2009 Secured Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus any accrued and unpaid interest to the applicable redemption date. There are no mandatory redemption provisions.

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. The holders of the 2033 Secured Notes receive cash interest payments of 1 5/8% per year on the original discounted amount, payable on November 22 and May 22 of each year through May 2008. Original issue discount accrues on each 2033 Secured Note, so long as it remains outstanding, at  5/8% per annum beginning May 22, 2008, on a semi-annual bond equivalent basis.

The Security Agreement secures the 2033 Secured Notes on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2033 Secured Notes.

The holders of the 2033 Secured Notes may require us to purchase all or a portion of their notes with cash on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per $1,000 principal amount at maturity, respectively.

If a change of control occurs, each holder of the 2033 Secured Notes may require us to repurchase all or a portion of such holder’s notes at their accreted value plus accrued and unpaid interest. We may redeem for cash all or a portion of the 2033 Secured Notes at their accreted value plus accrued and unpaid interest at any time on or after May 22, 2008.

The 2033 Secured Notes are convertible by their holders when (i) a market price trigger (as defined below) occurs, (ii) there is a credit rating assigned to the 2033 Secured Notes by Moody’s Investor Service, Inc. of Ba3 or lower or BB- or lower by Standard & Poor’s Rating Group, or (iii) in respect of a 2033 Secured Note, we or the holder of that note has exercised redemption rights related to that note. A market price trigger occurs (a) the first time that the closing sales price per share of our common stock for at least 20 trading days in any period of 30 consecutive trading days exceeds 120% of the accreted conversion price per share of common stock or (b) the first time that the average trading prices for the 2033 Secured Notes over a 10 consecutive trading day period is less than 105% of the product of the closing per share sale price of our common stock times the number of shares of our common stock issuable per 2033 Secured Note upon conversion during such 10 day period. The accreted conversion price as of any day is equal to the issue price of a 2033 Secured Note plus the accrued original issue discount to that day divided by the number of shares issuable upon conversion of that note. The 2033 Secured Notes are convertible at a base rate of 15.1627 shares plus an incremental share factor of up to 9.8556. The incremental shares begin to accrue when the stock price at the time of the conversion is greater than the base conversion price and the number of incremental shares is based upon the incremental share factor and our common stock price at the time of the conversion. On May 22, 2008, the total conversion rate (base rate plus incremental shares) is fixed based upon our common stock price as of that date.

On February 14, 2007, in contemplation of the proposed financing in connection with the acquisition of ADVO, Moody’s lowered the rating of the 2033 Secured Notes to Ba2 with a stable outlook. Similarly, S&P lowered the rating on the 2033 Secured Notes to BB- with negative implications on CreditWatch pending the closing of the financing. Both rating agencies rated the 2033 Secured Notes slightly higher than our general rating to reflect the anticipated security interest that holders of the 2033 Secured Notes received upon the closing of the ADVO acquisition. Pursuant to the indenture covering the 2033 Secured Notes, the rating by S&P triggered the right of the holders of the 2033 Secured Notes to convert these notes. However, the conversion price is out-of-the-money. Lower debt ratings may increase our cost of borrowing as well as adversely affect our access to the capital markets.

8 1/4% Senior Notes due 2015

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

Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In July 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we filed with the SEC a registration statement pursuant to which we commenced an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. The exchange notes will be substantially identical to the original notes, except that the exchange notes will not be subject to certain transfer restrictions.

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

All of our indentures governing the 2009 Secured Notes, 2033 Secured Notes and the 2015 Notes contain cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us and the default results in the acceleration of such indebtedness in excess of $25.0 million. Our credit agreement contains a cross-default provision which becomes applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us in excess of $25.0 million.

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rates for an aggregate of $480.0 million of our variable rate debt under the term loan B portion of our senior credit facility. Under SFAS No. 133, each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset and changes in the fair value are recorded as a component of other comprehensive income.

Covenant Compliance

As of June 30, 2007, we were in compliance with all of our indenture and senior secured credit facility covenants.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and to reduce its indebtedness.

Valassis’ contractual obligations as of June 30, 2007 are as follows:

Payments due by Period

(in millions of U.S. dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$1,443.3	$30.9	$100.0	$—	$1312.4	(1)(2)
Interest on long-term debt	556.7	86.6	81.4	80.4	308.3
Operating leases	116.9	22.6	45.7	26.7	21.9
Other long-term liabilities	23.0	4.6	—	—	18.4
Revolving credit facility	—	—	—	—	—
Delayed draw loan	—	—	—	—	—

	$2,139.9	$144.7	$227.1	$107.1	$1661.0

(1)	Non-current long-term debt is included at face value.
(2)	Includes $160.0 million of our 2033 Notes which, if put by the holders of such Notes by May 22, 2008, is expected to be paid with borrowings under the available Delayed Draw Term Loan.

Off-balance Sheet Arrangements

As of June 30, 2007, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $12.2 million for the six months ended June 30, 2007, and are anticipated to be less than $50.0 million for the 2007 fiscal year. Management expects future capital expenditure requirements of approximately $35.0 million in each of 2008 and 2009 to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement standard for the disclosure of tax positions taken or expected to be taken on a tax return. Under Interpretation No. 48, the threshold for recognizing an uncertain tax position is lowered from “probable” to “more-likely-than-not.” In addition, Interpretation No. 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Valassis adopted Interpretation No. 48 effective January 1, 2007.

As a result of adopting Interpretation No. 48, we recognized a cumulative increase in our liability for unrecognized tax benefits of $4.2 million. This increase applies to the historic reserves for both Valassis and ADVO. The Valassis component decreased retained earnings, and the ADVO component was recorded on the opening balance sheet under purchase accounting principles. As of June 30, 2007, we had $1.3 million in unrecognized tax benefits, all of which would impact our effective tax rate if recognized. For additional information, see “Note 11. Income Taxes” to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 as required and do not expect a material impact on our financial condition, results of operations and liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates have not changed materially from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amended 2006 10-K, as supplemented by our Quarterly Reports on Form 10-Q filed subsequently thereto.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Valassis’ principal market risks are interest rates on various debt instruments and foreign exchange rates at its international subsidiaries.

Interest Rates

Valassis borrowings under its Credit Agreement are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. To reduce its exposure to fluctuating interest rates, Valassis entered into two interest rate swap agreements which effectively converted an aggregate of $480.0 million, or 85% of its total variable rate debt, to fixed rate debt. As of June 30, 2007, an aggregate principal amount of $83.5 million outstanding under the secured term loan B portion of the senior secured credit facility was subject to interest rate variability.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We typically purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, Valassis’ Mexican peso forward exchange contracts meet the definition of a cash flow hedge. Accordingly, changes in the fair value of the hedge are recorded as a component of other comprehensive income. For the quarter ended June 30, 2007, the recorded unrealized market value losses included in other comprehensive income were immaterial. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2007, Valassis had a commitment to purchase $4.6 million in Mexican pesos over the next eleven months.

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

On March 2, 2007, we completed the ADVO acquisition, at which time ADVO became a wholly-owned subsidiary of Valassis. See Note 2 to the condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details relating to the ADVO acquisition. We are currently in the process of assessing and integrating ADVO’s internal control over financial reporting into our internal control over financial reporting. Other than with respect to such integration, there has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. The defendants’ responsive pleading is due August 24, 2007.

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Amended 2006 10-K, which factors are amended and supplemented in our Quarterly Reports on Form 10-Q filed subsequently thereto, and which could materially affect our business, financial condition or future results. The risks described in our Amended 2006 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchase of shares of Valassis common stock during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2007	—	—	—	6,091,825
May 1 through May 31, 2007	—	—	—	6,091,825
June 1 through June 30, 2007	—	—	—	6,091,825

Total	—	—	—	6,091,825

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The Company voted on the following items described below at its Annual Meeting of Stockholders held on May 15, 2007.

The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected, were: Joseph B. Anderson, Patrick F. Brennan, Kenneth V. Darish, Barry P. Hoffman, Walter H. Ku, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz and Faith Whittlesey. Votes were cast for election of directors as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
Joseph B. Anderson	41,768,621	930,216	0
Patrick F. Brennan	41,918,090	780,747	0
Kenneth V. Darish	41,919,023	779,814	0
Barry P. Hoffman	40,261,221	2,437,616	0
Walter H. Ku	40,223,633	2,475,204	0
Robert L. Recchia	38,858,776	3,840,061	0
Marcella A. Sampson	42,098,614	600,223	0
Alan F. Schultz	41,872,292	826,545	0
Faith Whittlesey	41,715,975	982,862	0

The proposal to ratify the selection of Deloitte and Touche LLP, as independent auditors of the Company for the 2007 fiscal year was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
41,375,565	1,301,376	21,896	0

Item 6. Exhibits

Exhibits

10.1	Amendment to Employment Agreement, dated as of May 24, 2007, between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007.)

10.2	Amendment to Employment Agreement, dated as of May 24, 2007, between Valassis Communications, Inc. and William F. Hogg, Jr. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007.)

10.3	Amendment to Employment Agreement, dated as of May 24, 2007, between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007.)

10.4	Summary of Non-Employee Director Compensation

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment to Employment Agreement, dated as of May 24, 2007, between Valassis Communications, Inc. and Barry P. Hoffman (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007.)

10.2

Amendment to Employment Agreement, dated as of May 24, 2007, between Valassis Communications, Inc. and William F. Hogg, Jr. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007.)

10.3	Amendment to Employment Agreement, dated as of May 24, 2007, between Valassis Communications, Inc. and Robert L. Recchia (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007.)

10.4	Summary of Non-Employee Director Compensation

31.1	Section 302 Certification from Alan F. Schultz

31.2	Section 302 Certification from Robert L. Recchia

32.1	Section 906 Certification from Alan F. Schultz

32.2	Section 906 Certification from Robert L. Recchia