Form 10-Q
period 2007-09-30
VALASSIS COMMUNICATIONS INC
filed 2007-11-09
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

(734) 591-3000

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 1, 2007, there were 47,930,522 shares of the Registrant’s Common Stock outstanding.

Part I—Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	Sept. 30, 2007	Dec. 31, 2006
Assets
Current assets:
Cash and cash equivalents	$122,378	$52,619
Auction-rate securities	—	102,533
Accounts receivable (less allowance for doubtful accounts of $18,417 at September 30, 2007 and $5,001 at December 31, 2006)	475,992	339,079
Inventories:
Raw materials	23,572	12,729
Work in progress	14,045	13,105
Prepaid expenses and other	27,203	16,681
Deferred income taxes	18,140	1,789
Refundable income taxes	—	3,957

Total current assets	681,330	542,492

Property, plant and equipment, gross:
Land and buildings	81,101	55,723
Machinery and equipment	219,120	142,085
Office furniture and equipment	175,311	61,903
Automobiles	221	216
Leasehold improvements	22,850	2,949

	498,603	262,876
Less accumulated depreciation and amortization	(191,348)	(153,490)

Net property, plant and equipment	307,255	109,386

Intangible assets:
Goodwill	882,717	173,134
Other intangibles	331,555	35,555

	1,214,272	208,689
Less accumulated amortization	(80,890)	(75,280)

Net intangible assets	1,133,382	133,409

Investments	6,799	4,899
Other assets	24,339	11,240

Total assets	$2,153,105	$801,426

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

	Sept. 30, 2007	Dec. 31, 2006
Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$30,900	$—
Accounts payable	310,872	268,834
Accrued interest	6,922	3,307
Accrued compensation and benefits	51,275	23,671
Accrued other expenses	37,119	17,150
Progress billings	49,340	49,258
Income taxes payable	4,663	—

Total current liabilities	491,091	362,220

Long-term debt	1,306,107	259,931
Other non-current liabilities	17,696	8,195
Deferred income taxes	136,559	3,506

Stockholders' equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2007 and December 31, 2006
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,409,427 at September 30, 2007 and 63,264,925 at December 31, 2006; outstanding 47,928,410 at September 30, 2007 and 47,783,908 at December 31, 2006	634	633
Additional paid-in capital	49,551	44,225
Retained earnings	671,713	638,209
Accumulated other comprehensive income	(19)	4,734
Treasury stock, at cost (15,481,017 shares at September 30, 2007 and 15,481,017 shares at December 31, 2006)	(520,227)	(520,227)

Total stockholders' equity	201,652	167,574

Total liabilities and stockholders' equity	$2,153,105	$801,426

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Revenues	$607,233	$248,883	$1,580,684	$757,121

Costs and expenses:
Cost of products sold	459,553	187,233	1,211,392	570,474
Selling, general and administrative	96,327	38,454	247,217	101,709
Amortization expense	2,389	139	5,609	417

Total costs and expense	558,269	225,826	1,464,218	672,600

Earnings from operations	48,964	23,057	116,466	84,521
Other expenses (income):
Interest expense	24,575	15,861	60,422	20,932
Other income, net	(2,032)	(2,575)	(5,695)	(4,657)

Total other expenses (income)	22,543	13,286	54,727	16,275

Earnings before income taxes	26,421	9,771	61,739	68,246

Income taxes	9,978	3,149	24,287	23,878

Net earnings	$16,443	$6,622	$37,452	$44,368

Net earnings per common share, basic	$0.34	$0.14	$0.78	$0.93

Net earnings per common share, diluted	$0.34	$0.14	$0.78	$0.93

Shares used in computing net earnings per share, basic	47,818,200	47,804,279	47,784,809	47,741,574

Shares used in computing net earnings per share, diluted	47,912,843	47,807,447	47,902,801	47,779,046

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended Sept. 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$37,452	$44,368
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	44,088	10,984
Amortization of bond discount and debt issue costs	2,111	207
Provision for losses on accounts receivable	3,653	202
Asset impairment	1,963	1,176
Loss on sale of property, plant and equipment	48	27
Gain on equity investments	(1,405)	(300)
Stock-based compensation charge	5,298	4,996
Changes in assets and liabilities which (decrease) increase cash flow:
Accounts receivable	44,726	(8,325)
Inventories	(5,639)	(5,234)
Prepaid expenses and other	1,217	(7,674)
Other liabilities	(18,259)	16
Other assets	24,569	(8,227)
Accounts payable	11,129	34,407
Accrued expenses and interest	(35,502)	(7,057)
Income taxes	12,220	(6,060)
Progress billings	(10,236)	922

Total adjustments	79,981	10,060

Net cash provided by operating activities	117,433	54,428

Cash flows from investing activities:
Additions to property, plant and equipment	(20,124)	(8,411)
Acquisition of ADVO, net of cash acquired	(1,187,873)	—
Purchases of auction-rate securities	(156,335)	(467,914)
Proceeds from sales of auction-rate securities	258,869	459,333
Investments and advances to affiliated companies	(1,000)	(3,000)
Other	(604)	(330)

Net cash used in investing activities	(1,107,067)	(20,322)

Cash flows from financing activities:
Borrowings of long-term debt	1,130,000	—
Payment of debt issue costs	(19,212)	—
Repayment of long term debt	(52,950)	(14,441)
Repurchase of common stock	—	(3,913)
Proceeds from the issuance of common stock	—	5,731

Net cash provided by (used in) financing activities	1,057,838	(12,623)

Effect of exchange rate changes on cash	1,555	1,062
Net increase in cash	69,759	22,545
Cash at beginning of period	52,619	64,320

Cash at end of period	$122,378	$86,865

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$53,762	$11,279
Cash paid during the period for income taxes	$14,270	$32,513
Non-cash financing activities:
Stock issued under stock-based compensation plan	$2,231	$1,891

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (”Valassis,” the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Amendments No. 1 and No. 2 thereto on Form 10-K/A (as amended, the “Amended 2006 10-K”).

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

The purchase price allocation for the acquisition is preliminary with respect to finalization of intangible asset and fixed asset valuations, integration accrual, and other minor items. As of September 30, 2007, the preliminary allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories:

(in thousands of U.S. dollars)	Sept. 30, 2007
Current assets	$219,514
Property, plant and equipment	214,945
Goodwill	709,582
Intangible assets	296,000
Other non-current assets	20,036

Total assets	$1,460,077

Current liabilities	$117,853
Non-current liabilities	154,351

Total liabilities	$272,204

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The operating results for ADVO are included in the accompanying unaudited condensed consolidated statements of operations from March 2, 2007, the date of acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the ADVO acquisition had occurred on January 1, 2007 and January 1, 2006, respectively.

(in thousands of U.S. dollars, except per share amounts)	Three Months Ended Sept. 30,
	2007	2006(1)
Revenue	$607,233	$590,550
Earnings from operations	48,964	14,725
Net earnings (loss)	16,443	(8,956)
Basic earnings (loss) per share	$0.34	$(0.19)
Diluted earnings (loss) per share	$0.34	$(0.19)

(in thousands of U.S. dollars, except for share amounts)	Nine Months Ended Sept. 30,
	2007(2)	2006(1)
Revenue	$1,804,187	$1,836,044
Earnings from operations	86,105	93,996
Net earnings	9,673	16,841
Basic earnings per share	$0.20	$0.35
Diluted earnings per share	$0.20	$0.35

(1)	Results include $19.7 million in one-time costs related to the acquisition of ADVO by Valassis.
(2)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.

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

Stock-based compensation for the quarters ended September 30, 2007 and September 30, 2006 was $1.7 million and $1.8 million, respectively. For the nine months ended September 30, 2007 and September 30, 2006, stock-based compensation expense was $5.3 million and $5.0 million, respectively. Total compensation expense related to non-vested options not yet recognized at September 30, 2007 was approximately $10.1 million, which we expect to recognize as compensation expense over the next five years.

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

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Historically, we have purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2007, we had a commitment to purchase $2.9 million in Mexican pesos over the next eight months.

We entered into two interest rate swap agreements during the second quarter of 2007. These derivative agreements effectively fix interest rates on a portion of floating rate debt and qualify for cash flow hedge accounting treatment under SFAS 133. The fair value of these derivatives is a liability of $6.2 million as of September 30, 2007. Any changes in the effective portion of these derivatives are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense. See “Note 7. Long-Term Debt” for further information on the interest rate swap agreements.

5.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of September 30, 2007 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Sept. 30, 2007	Unamortized Balance at Sept. 30, 2007		Weighted Average Useful Life (in years)
Amortizable intangible assets	$183,455	$8,084	$175,371		19.5

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts			18,257
Neighborhood Targeted			5,325
Household Targeted			32,642
International & Services			64,864
ADVO			709,582
The Valassis name and other			11,341
ADVO trade names and trademarks			116,000

Total non-amortizable intangible assets			958,011	(1)

Consolidated net intangible assets			$1,133,382

(1)	Net of $21.5 million of amortization recorded prior to the adoption of SFAS No. 142 and a $51.3 million impairment charge.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	CONTINGENCIES

Upon our completion of the acquisition of ADVO, we assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger with us and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed a response on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007 and the defendants’ responsive pleading is due November 9, 2007.

Under the circumstances, it is not possible for us to predict the likelihood of a favorable or unfavorable resolution of the securities class action.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

7.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Sept. 30, 2007	Dec. 31, 2006
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,957	99,931
Senior Convertible Notes due 2033, net of discount	160,000	160,000
8 1/4% Senior Notes due 2015	540,000	—
Senior Secured Term Loan B	537,050	—
Senior Secured Delayed Draw Term Loan	—	—

	$1,337,007	$259,931
Less current portion	30,900	—

	$1,306,107	$259,931

On March 2, 2007, Valassis completed the offering of $540.0 million aggregate principal amount of its 8 1/4% Senior Notes due 2015 (the “2015 Notes”) in connection with the financing of its acquisition of ADVO. The 2015 Notes are unsecured and bear interest at a fixed rate of 8 1/4% per annum payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2007, and mature on March 1, 2015. In August 2007, in accordance with the terms of the registration rights agreement between Valassis and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539,925,000 original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes remains outstanding. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 2, 2007, in connection with the acquisition of ADVO, Valassis entered into a Credit Agreement with various banking institutions. The Credit Agreement provides for: (i) a $120.0 million senior secured revolving line of credit; (ii) a $590.0 million senior secured term loan B; and (iii) a $160.0 million senior secured delayed draw term loan. As of September 30, 2007, Valassis had no borrowings under the revolving line of credit or delayed draw term loan and $537.1 million under the senior secured term loan B. Subsequent to September 30, 2007, Valassis made a voluntary prepayment of $25.0 million under the term loan B, which is classified as current debt along with $5.9 million in required payments due within one year. The delayed draw term loan is available until June 2008 to refinance all of the Senior Secured Convertible Notes due 2033, including in the event the holders exercise their put rights in May 2008.

On April 4, 2007 and June 29, 2007, Valassis entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010, and effectively fix the interest rates for an aggregate of $480.0 million of variable rate debt under the term loan B portion of the senior secured credit facility. Under SFAS No. 133, each contract is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and any effective changes in the fair value are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income. The recording of these interest rate swap agreements resulted in a $6.2 million derivative classified as “Other non-current liabilities” on the balance sheet.

For further information, refer to “Current and Long-term Debt” in Item 2.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Amended 2006 10-K and herein. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended September 30,
(in millions of U.S. dollars)	FSI	Neighborhood Targeted(1)	Household Targeted	International & Services	ADVO	Total
2007
Revenues from external customers	$102.6	$117.4	$10.3	$28.0	$348.9	$607.2
Intersegment revenues	$—	$7.9	$—	$—	$0.4	$8.3
Depreciation/amortization	$2.7	$0.5	$—	$0.6	$15.0	$18.8
Segment profit (loss)	$3.7	$19.8	$(1.1)	$2.9	$23.7	$49.0

2006
Revenues from external customers	$105.9	$103.6	$12.6	$26.8		$248.9
Intersegment revenues	$—	$—	$—	$—		$—
Depreciation/amortization	$2.2	$0.5	$—	$0.9		$3.6
Segment profit (loss)	$12.5	$12.6	$0.2	$(2.2)		$23.1

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	FSI	Neighborhood Targeted(1)	Household Targeted	International & Services	ADVO(2)	Total
2007
Revenues from external customers	$311.0	$338.1	$34.2	$84.9	$812.5	$1,580.7
Intersegment revenues	$—	$11.5	$—	$—	$1.6	$13.1
Depreciation/amortization	$7.3	$1.5	$—	$1.8	$33.5	$44.1
Segment profit (loss)	$19.0	$45.2	$(1.6)	$7.5	$48.4	$118.5

2006
Revenues from external customers	$338.2	$292.6	$45.0	$81.3		$757.1
Intersegment revenues	$—	$—	$—	$—		$—
Depreciation/amortization	$6.5	$1.5	$0.2	$2.8		$11.0
Segment profit	$50.9	$28.9	$2.7	$2.0		$84.5

(1)	Neighborhood Targeted now includes the Run of Press business.
(2)	Results since the acquisition date of March 2, 2007.

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2007	2006	2007	2006
Profit for reportable segments	$49.0	$23.1	$118.5	$84.5
Unallocated amounts:
Litigation and other costs related to the acquisition of ADVO	—	—	(2.0)	—
Interest expense	(24.6)	(15.9)	(60.4)	(20.9)
Other income	2.0	2.6	5.6	4.6

Earnings before income taxes	$26.4	$9.8	$61.7	$68.2

Domestic and foreign revenues were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2007	2006	2007	2006
United States	590.2	233.9	1,523.7	712.5
Foreign	17.0	15.0	57.0	44.6

Total	$607.2	$248.9	$1,580.7	$757.1

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	Sept. 30, 2007	Dec 31, 2006
United States	$286.5	$89.3
Foreign	20.8	20.1

Total	$307.3	$109.4

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

(in thousands of U.S. dollars)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Net earnings	$16,443	$6,622	$37,452	$44,368

Basic EPS:
Weighted average common shares outstanding	47,818	47,804	47,785	47,742

Earnings per common share—basic	$0.34	$0.14	$0.78	$0.93

Diluted EPS:
Weighted average common shares outstanding	47,818	47,804	47,785	47,742
Weighted average shares purchased on exercise of dilutive options	46	2	139	278
Shares purchased with proceeds of options/unrecognized compensation	(109)	(33)	(179)	(275)
Shares contingently issuable	158	34	158	34

Shares applicable to diluted earnings	47,913	47,807	47,903	47,779

Earnings per common share—diluted	$0.34	$0.14	$0.78	$0.93

Unexercised employee stock options to purchase 7.1 million shares and 6.7 million shares of Valassis' common stock were not included in the computations of diluted EPS for the three months ended September 30, 2007 and nine months ended September 30, 2007, respectively, because the options' exercise prices were greater than the average market price of our common stock during the applicable periods.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the unaudited condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006 and the related unaudited condensed consolidating statements of income for the three and nine months ended September 30, 2007 and 2006 and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006.

Condensed Consolidating Balance Sheet

September 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$3,624	$93,881	$24,873	$—	$122,378
Accounts receivable, net	226,047	216,484	33,671	(210)	475,992
Inventories	28,144	9,436	37	—	37,617
Prepaid expenses and other	(7,041)	23,346	1,114	9,784	27,203
Deferred income taxes	1,051	16,715	374	—	18,140

Total current assets	251,825	359,862	60,069	9,574	681,330

Property, plant and equipment, net	17,173	276,670	13,412	—	307,255
Intangible assets, net	35,489	1,090,905	6,988	—	1,133,382
Investments	1,453,730	39,715	—	(1,486,646)	6,799
Other assets	25,041	(693)	80	(89)	24,339

Total assets	$1,783,258	$1,766,459	$80,549	$(1,477,161)	$2,153,105

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders' Equity
Current liabilities:
Current portion, long-term debt	$30,900	$—	$—	$—	30,900
Accounts payable	177,764	102,715	20,128	10,265	310,872
Accrued expenses	36,485	47,928	11,683	(780)	95,316
Progress billings	32,621	10,188	6,531	—	49,340
Income taxes payable	(11,997)	16,514	146	—	4,663

Total current liabilities	265,773	177,345	38,488	9,485	491,091

Long-term debt	1,306,107	—	—	—	1,306,107
Other non-current liabilities	6,220	9,130	2,346	—	17,696
Deferred income taxes	3,506	133,053	—	—	136,559
Stockholders' equity	201,652	1,446,931	39,715	(1,486,646)	201,652

Total liabilities and stockholders' equity	$1,783,258	$1,766,459	$80,549	$(1,477,161)	$2,153,105

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$21,463	$13,173	$17,983	$—	$52,619
Auction-rate securities	91,519	11,014	—	—	102,533
Accounts receivable, net	246,944	61,708	30,427	—	339,079
Inventories	25,834	—	—	—	25,834
Prepaid expenses and other	(5,043)	22,599	1,863	(2,738)	16,681
Deferred income taxes	1,094	494	201	—	1,789
Refundable income taxes	3,552	286	119	—	3,957

Total current assets	385,363	109,274	50,593	(2,738)	542,492

Property, plant and equipment, net	17,955	78,766	12,665	—	109,386
Intangible assets, net	35,656	90,765	6,988	—	133,409
Investments	216,595	31,696	—	(243,392)	4,899
Other assets	12,495	(1,244)	179	(190)	11,240

Total assets	$668,064	$309,257	$70,425	$(246,320)	$801,426

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169,608	$81,822	$19,701	$(2,297)	$268,834
Accrued expenses	28,448	6,057	10,113	(490)	44,128
Progress billings	38,997	2,869	7,392	—	49,258

Total current liabilities	237,053	90,748	37,206	(2,787)	362,220

Long-term debt	259,931	—	—	—	259,931
Other non-current liabilities	—	6,672	1,523	—	8,195
Deferred income taxes	3,506	—	—	—	3,506
Stockholders' equity	167,574	211,837	31,696	(243,533)	167,574

Total liabilities and stockholders' equity	$668,064	$309,257	$70,425	$(246,320)	$801,426

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$182,749	$415,820	$21,811	$(13,147)	$607,233

Cost and expenses:
Cost of products sold	151,520	305,689	15,491	(13,147)	459,553
Selling, general and administrative	13,972	76,424	5,931	—	96,327
Amortization	56	2,333	—	—	2,389

Total costs and expenses	165,548	384,446	21,422	(13,147)	558,269

Earnings from operations	17,201	31,374	389	—	48,964

Other expenses (income):
Interest expense	24,572	—	3	—	24,575
Other income, net	(370)	(1,472)	(190)	—	(2,032)

Total other expenses (income)	24,202	(1,472)	(187)	—	22,543

Earnings/(loss) before income taxes	(7,001)	32,846	576	—	26,421
Income taxes	(1,144)	10,878	244	—	9,978
Equity in net earnings of subsidiary	22,300	332	—	(22,632)	—

Net earnings	$16,443	$22,300	$332	$(22,632)	$16,443

Condensed Consolidating Statement of Income Three Months Ended September 30, 2006 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$168,137	$65,756	$16,915	$(1,925)	$248,883

Cost and expenses:
Cost of products sold	134,635	40,576	13,947	(1,925)	187,233
Selling, general and administrative	13,147	19,159	6,148	—	38,454
Amortization	56	83	—	—	139

Total costs and expenses	147,838	59,818	20,095	(1,925)	225,826

Earnings from operations	20,299	5,938	(3,180)	—	23,057

Other expenses (income):
Interest expense	15,231	469	161	—	15,861
Other income, net	(976)	(731)	(868)	—	(2,575)

Total other expenses (income)	14,255	(262)	(707)	—	13,286

Earnings/(loss) before income taxes	6,044	6,200	(2,473)	—	9,771

Income taxes	2,425	654	70	—	3,149
Equity in net earnings/(loss) of subsidiary	3,003	(2,543)	—	(460)	—

Net earnings/(loss)	$6,622	$3,003	$(2,543)	$(460)	$6,622

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$532,048	$1,011,637	$64,618	$(27,619)	$1,580,684

Cost and expenses:
Cost of products sold	444,761	745,774	48,476	(27,619)	1,211,392
Selling, general and administrative	40,905	189,545	16,767		247,217
Amortization	167	5,442	—		5,609

Total costs and expenses	485,833	940,761	65,243	(27,619)	1,464,218

Earnings from operations	46,215	70,876	(625)	—	116,466

Other expenses (income):
Interest expense	60,414	—	8	—	60,422
Other income, net	(2,231)	(3,051)	(413)	—	(5,695)

Total other expenses (income)	58,183	(3,051)	(405)	—	54,727

Earnings/(loss) before income taxes	(11,968)	73,927	(220)	—	61,739

Income taxes	687	22,985	615	—	24,287
Equity in net earnings/(loss) of subsidiary	50,107	(835)	—	(49,272)	—

Net earnings/(loss)	$37,452	$50,107	$(835)	$(49,272)	$37,452

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2006 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$507,399	$205,177	$49,101	$(4,556)	$757,121

Cost and expenses:
Cost of products sold	410,871	126,480	37,679	(4,556)	570,474
Selling, general and administrative	32,061	55,434	14,214	—	101,709
Amortization	167	250	—	—	417

Total costs and expenses	443,099	182,164	51,893	(4,556)	672,600

Earnings/(loss) from operations	64,300	23,013	(2,792)	—	84,521

Other expenses (income):
Interest expense	20,923	—	9	—	20,932
Other income, net	(2,967)	(731)	(959)	—	(4,657)

Total other expenses (income)	17,956	(731)	(950)	—	16,275

Earnings/(loss) before income taxes	46,344	23,744	(1,842)	—	68,246

Income taxes	20,617	2,215	1,046	—	23,878
Equity in net earnings/(loss) of subsidiary	18,641	(2,888)	—	(15,753)	—

Net earnings/(loss)	$44,368	$18,641	$(2,888)	$(15,753)	$44,368

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by operating activities	$26,930	$84,916	$5,587	$—	$117,433

Investing Activities
Additions to property, plant and equipment	(4,649)	(15,223)	(252)	—	(20,124)
Acquisition of ADVO, net of cash acquired	(1,187,873)	—	—	—	(1,187,873)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—	—	258,869
Investments and advances to affiliated companies	(1,000)	—	—	—	(1,000)
Other	(604)	—	—	—	(604)

Net cash used in investing activities	(1,102,607)	(4,208)	(252)	—	(1,107,067)

Financing Activities
Borrowings of long-term debt	1,130,000	—	—	—	1,130,000
Payment of debt issue costs	(19,212)	—	—	—	(19,212)
Repayment of long-term debt	(52,950)	—	—	—	(52,950)

Net cash provided by financing activities	1,057,838	—	—	—	1,057,838

Effect of exchange rate changes on cash	—	—	1,555	—	1,555

Net increase (decrease) in cash	(17,839)	80,708	6,890	—	69,759
Cash at beginning of period	21,463	13,173	17,983	—	52,619

Cash at end of period	$3,624	$93,881	$24,873	$—	$122,378

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2006 (in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$45,296	$15,176	$(6,044)	$—	$54,428

Investing Activities
Additions to property, plant and equipment	(5,501)	(2,487)	(423)	—	(8,411)
Purchases of auction rate securities	(437,358)	(30,556)	—	—	(467,914)
Proceeds from sales of auction rate securities	433,261	26,072	—	—	459,333
Investments and advances to affiliated companies	(3,000)	—	—	—	(3,000)
Other	(330)	—	—	—	(330)

Net cash used in investing activities	(12,928)	(6,971)	(423)	—	(20,322)

Financing Activities
Proceeds from issuance of common stock	5,731	—	—	—	5,731
Repurchase of common stock	(3,913)	—	—	—	(3,913)
Repayment of long-term debt	(14,441)	—	—	—	(14,441)

Net cash used in financing activities	(12,623)	—	—	—	(12,623)

Effect of exchange rate changes on cash	—	—	1,062	—	1,062

Net increase (decrease) in cash	19,745	8,205	(5,405)	—	22,545
Cash at beginning of period	23,484	16,525	24,311	—	64,320

Cash at end of period	$43,229	$24,730	$18,906	$—	$86,865

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	INCOME TAXES

On July 13, 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition and measurement standards for the disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, a company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit. With the adoption of FIN No. 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. In addition to initial recognition and measurement, FIN No. 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Valassis adopted FIN No. 48 effective January 1, 2007.

As a result of adopting FIN No. 48, Valassis recognized a cumulative increase in its liability for unrecognized tax benefits of $4.2 million, resulting in a total liability for unrecognized tax benefits on January 1, 2007 of $5.7 million, all of which would impact Valassis’ effective tax rate if recognized. This cumulative change decreased retained earnings by $3.9 million and increased current income tax expense by $0.3 million. On March 2, 2007, Valassis acquired all the stock of ADVO. Following the application of FIN No. 48 to ADVO’s tax positions, ADVO recognized an additional liability of $1.3 million for unrecognized tax benefits. The adjustment for ADVO served to increase goodwill on the opening balance sheet under purchase accounting principles by $1.3 million. As of September 30, 2007, Valassis had $10.1 million in unrecognized tax benefits, of which $6.6 million would impact Valassis’ effective tax rate if recognized.

Valassis files tax returns in various federal, state, and local jurisdictions. In many cases, Valassis’ liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction, including the period ending March 2, 2007 for ADVO for which returns are not yet filed:

Jurisdiction	VCI	ADVO
United States	2004 - 2006	09/02, 09/04 - 03/02/07
California	2000 - 2006	09/03 - 03/02/07
Connecticut	2000 - 2006	09/04 - 03/02/07
Illinois	2004 - 2006	09/04 - 03/02/07
Kansas	2003 - 2006	09/04 - 03/02/07
Massachusetts	1996 - 2006	09/04 - 03/02/07
North Carolina	2002 - 2006	09/98 - 03/02/07,
09/04 - 03/02/07
Pennsylvania	2003 - 2006	09/02 - 03/02/07
Texas	2003 - 2006	09/03 - 03/02/07

Prior to September 30, 2008, Valassis anticipates that several events may occur that could have a significant effect on the liabilities for unrecognized tax benefits as reported. These anticipated events include the settlement or payment of ongoing state audits and the closure of negotiations in connection with historic state planning positions. Management expects these events would result in a decrease in liability for unrecognized tax benefits of $1.2 million to $3.0 million. Further effects could be recognized as Valassis completes routine process studies, but there is not sufficient data to estimate the impact of these changes at this time.

Valassis’ policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items as part of income tax expense. This accounting policy does not represent a change in policy from prior periods. The gross amount of interest and penalties recorded as of January 1, 2007 is $1.3 million. The amount of interest and penalties accrued for both the three and nine month period ended September 30, 2007 was $0.2 million and $0.6 million, respectively. The gross amount of interest and penalties recorded for Valassis as of September 30, 2007 was $3.5 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In July 2007, the State of Michigan enacted substantial changes to its corporate tax structure. The tax law changes include the elimination of the Single Business Tax (SBT) and the creation of an income tax and a modified gross receipts tax. The new taxes will be effective January 1, 2008. As enacted, the new Michigan tax structure does not have a material impact on Valassis’ financial condition, results of operation or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, specifically, statements made in “Overview,” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and may cause future results to differ from Valassis’ operating results in the past. Such factors include, among others, the following: price competition from Valassis’ existing competitors; new competitors in any of Valassis' businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in Valassis' paper or postal costs; changes which affect the businesses of Valassis’ customers and lead to reduced sales promotion spending; challenges and costs of achieving synergies and cost savings in connection with the ADVO acquisition and in integrating ADVO’s operations may be greater than expected; Valassis’ substantial indebtedness, and its ability to incur additional indebtedness, may affect Valassis’ financial health; certain covenants in Valassis’ debt documents could adversely restrict its financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in Valassis’ customers’ promotional needs, inventories and other factors; Valassis’ failure to attract and retain qualified personnel may affect its business and results of operations; a rise in interest rates could increase Valassis’ borrowing costs; the outcome of ADVO’s pending shareholder lawsuits; possible governmental regulation or litigation affecting aspects of Valassis’ business; and general economic conditions, whether nationally or in the market areas in which Valassis conducts its business, may be less favorable than expected. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to those risk factors described in our Amended 2006 10-K and Quarterly Reports on Form 10-Q filed subsequently thereto, and other filings by Valassis with the United States Securities and Exchange Commission (“SEC”).

Overview

On March 2, 2007, we acquired the shares of ADVO common stock for an acquisition price of approximately $1.2 billion, including the refinancing of approximately $125.0 million in existing ADVO debt. We funded the ADVO acquisition, together with the refinancing of ADVO debt and the payment of related fees and expenses, with an $870.0 million senior secured credit facility with a syndicate of lenders, an unsecured $540.0 million offering of 8 1/4% Senior Notes due 2015 and existing cash on hand.

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

For the three months ended September 30, 2007, we achieved revenues of $607.2 million, an increase of $358.4 million, or 144.0%, from the quarter ended September 30, 2006. We consolidated ADVO’s financial results with ours beginning March 2, 2007, which accounted for $348.9 million of this increase in revenue. Net earnings for the quarter ended September 30, 2007 were $16.4 million, representing an increase of 148.3% from the comparable period last year and we delivered diluted earnings per share (EPS) of $0.34.

We have added the ADVO business as a separate reportable business segment effective the date of the acquisition. During the first quarter of 2007, we also combined our Run of Press (ROP) business segment into our Neighborhood Targeted business segment due to similarities in the businesses.

Segment Results

FSI

In the quarter ended September 30, 2007, FSI revenues were $102.6 million, representing a decrease of 3.1% compared to the quarter ended September 30, 2006. The decrease in revenues was attributable to an expected reduction in FSI pricing of approximately 9%, partially offset by a 4% increase in industry volume and a slight increase in market share as compared to the third quarter of 2006. For the nine months ended September 30, 2007, FSI revenues were $311.0 million, representing a decrease of 8.0% compared to the year-ago period. This decline was also due to an approximate 10% decrease in FSI pricing, partially offset by slight industry growth and market share gains. FSI cost of goods sold decreased slightly during the three and nine months ended September 30, 2007 versus the comparable periods a year-ago on a cost-per-thousand (CPM) basis.

Neighborhood Targeted

Beginning with the first quarter of 2007, we combined our ROP segment with our Neighborhood Targeted segment. The majority of business within this combined segment is media placement. The segments have similar sales and operational processes and now share common sales and management teams.

Our Neighborhood Targeted product revenues increased 13.3% in the quarter ended September 30, 2007 to $117.4 million versus the quarter ended September 30, 2006. This increase was the result of strong results in ROP and preprints primarily in the telecommunications, financial services and consumer packaged goods client verticals. For the nine months ended September 30, 2007, Neighborhood Targeted products revenue increased 15.6% to $338.1 million from the year-ago period. In the first quarter of 2006, we lost a significant amount of business from our telecommunications clients due to industry consolidation, which we re-secured later in 2006. This is reflected in our increased revenue and segment profit in 2007. Segment profit increased significantly as a result of the higher volume experienced in both the three and nine months ended September 30, 2007.

Household Targeted

The Household Targeted segment had revenues of $10.3 million in the quarter ended September 30, 2007, a decrease of 18.3% from the quarter ended September 30, 2006. The decrease in revenues for this segment is due to continued softness in solo direct mail programs. This segment recorded $1.1 million in segment loss for the quarter ended September 30, 2007, which includes $0.9 million in SG&A expenses incurred during the quarter associated with our new interactive initiative. For the nine months ended September 30, 2007, segment revenue decreased 24.0%, also due to softness in solo direct mail programs. The segment lost $1.6 million during the nine months ended September 30, 2007 due to the revenue decline coupled with increased SG&A related to the interactive initiative mentioned above.

International & Services

The International & Services segment had revenues of $28.0 million in the third quarter of 2007, an increase of 4.5% from the third quarter of 2006, due to higher coupon clearing volumes in the United States and the United Kingdom, and our in-store initiatives. Segment profits in the third quarter of 2007 were $2.9 million, representing an increase of $5.1 million from the year-ago period. Segment profit in the third quarter of 2006 was adversely affected by $3.6 million in costs associated with the close down of our French agency business and eSettlement. For the nine months ended September 30, 2007 segment revenues increased 4.4% from the year-ago period.

ADVO

ADVO revenues for the third quarter of 2007 were $348.9 million, representing an increase of 1.5% from ADVO’s third calendar quarter of 2006. This growth was achieved despite the elimination of the Missing Child Card (“MCC”) which historically represented approximately 2% of revenues. During the second quarter, ADVO eliminated the use of the MCC due to a shift from a detached address card to printing the consumer address on the ShopWise® wrap. In addition, the third calendar quarter of 2006 included billing adjustments representing approximately 2% of revenues. These billing adjustments resulted from order entry issues associated with the implementation of the, then new, enterprise order-to-cash system. The elimination of the MCC in the current quarter was completely offset by the billing adjustments in the prior quarter resulting in overall revenue growth quarter over quarter.

Advertising pieces were 8.6 billion, down 8.9% from the comparable prior period primarily due to a reduction in packages and a reduction in MCC pieces, offset slightly by increased advertising inserts from other products. Packages were 1.0 billion for the current period, down 2.5% from the third calendar quarter of 2006. The reduction in packages was in part due to package and profile consolidation in certain targeted markets. The reduction in pieces and packages resulted in a 7.0% decrease in average pieces per package. Revenue per thousand pieces was $38.04 for the third quarter of 2007, increasing 11.6% over the comparable prior period. This increase resulted from the reduction in the lower priced MCC product, the postal rate pass-through, and an improvement in the ShopWise® wrap sell-through percentage.

ADVO’s gross margin percentage increased to 24.3% from 18.3% in the third calendar quarter of 2006 and 22.6% in the second quarter of 2007. Consolidating packages and profiles and print and paper costs synergies resulted in the higher gross margin percentage for the quarter. Also contributing was the decrease in unused postage as a percentage of base postage from 21.8% in the prior year’s quarter to 21.1% in the current quarter. Gross margin of 18.3% in the third calendar quarter of 2006 included the unfavorable effect of the billing adjustments.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs increased in the third quarter of 2007 to $96.3 million from $38.5 million in the third quarter of 2006. The increase resulted from the inclusion of ADVO SG&A costs in our consolidated results beginning March 2, 2007. ADVO accounted for $58.0 million in SG&A expense for the quarter ended September 30, 2007. In addition, the third quarter 2006 included $2.9 million in costs related to the acquisition of ADVO not repeated in the third quarter of 2007. The effect of this was offset by increased incentive compensation in the third quarter of 2007. For the nine months ended September 30, 2007, SG&A increased to $247.2 million from $101.7 million in the comparable period last year. This increase was primarily due to the inclusion of ADVO which accounts for $134.7 million. The remaining increase was due to increases in incentive compensation and non-recurring costs related to the acquisition of ADVO.

Amortization Expense

Amortization expense of $2.4 million was recorded for the quarter ended September 30, 2007. As a result of the allocation of purchase price for the ADVO acquisition, $180.0 million of amortizable intangibles were recorded with an average life of 20 years.

Non-operating Items

Interest expense was $24.6 million in the third quarter of 2007, compared to $15.9 million in the third quarter of 2006, which included $11.3 million related to early termination of a $400 million interest rate swap. The increase was due to the issuance of $540.0 million of unsecured 8 1/4% Senior Notes due 2015 and borrowings of $590.0 million under a senior secured term loan in connection with the acquisition of ADVO on March 2, 2007. For the nine months ended September 30, 2007, interest expense was $60.4 million compared to $20.9 million in the comparable period of 2006, due to the debt incurred as a result of the ADVO acquisition.

Net Earnings

Net earnings were $16.4 million in the third quarter of 2007, an increase of $9.8 million, or 148.3%, from the third quarter of 2006. The increase in earnings was due to the inclusion of ADVO earnings, partially offset by a decline in FSI pricing, softness in the Household Targeted segment and additional interest expense associated with financing the acquisition of ADVO. ADVO contributed $15.0 million of net earnings during this period, which excludes the impact of interest expense. Diluted earnings per share were $0.34 in the third quarter of 2007, compared to $0.14 in the third quarter of 2006.

Net earnings for the nine months ended September 30, 2007 were $37.5 million, representing a decrease of 15.6% from the year ago period. ADVO contributed $29.8 million of net earnings during this period, which excludes the impact of interest expense. Diluted earnings per share were $0.78 for the nine months ended September 30, 2007, compared to $0.93 for the nine months ended September 30, 2006.

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

The following table presents our available sources of liquidity as of September 30, 2007:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents	$—		$—	$122.4
Debt facilities:
Senior Secured Revolving Credit Facility	108.8	(1)	—	108.8	(1)
Senior Secured Delayed Draw Term Loan(2)	160.0		—	160.0

Total Available				$391.2

(1)	net of $11.2 million in outstanding letters of credit
(2)	The Senior Secured Delayed Draw Term Loan is available until June 2008 to refinance the 2033 Secured Notes, including in the event the holders exercise their put rights in May 2008.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $122.4 million at September 30, 2007, compared to $52.6 million at December 31, 2006. This was the result of cash provided by operating and financing activities of $117.4 million and $1.1 billion, respectively, offset by cash used for investing activities during the nine-month period ended September 30, 2007.

Cash flow from operating activities was $117.4 million during the nine months ended September 30, 2007 versus $54.4 million during the comparable prior period. This increase is the result of the acquisition of ADVO and significant positive changes in working capital, primarily related to an improvement in accounts receivable collections. The prior period also included significant payments of advances related to long-term customer contracts; reduced payments of this nature in the current period further contributed to positive changes in working capital. In addition, although net earnings declined by $6.9 million in the current nine-month period, the non-cash charges to earnings for depreciation and amortization increased by $33.1 million due to the depreciation and amortization of the tangible and intangible assets related to the ADVO acquisition.

Net cash used in investing activities during the nine months ended September 30, 2007 was $1.1 billion, due to the acquisition of ADVO for $1.2 billion, offset by net sales of $102.5 million in auction-rate securities. See “Note 2 Acquisition of ADVO” to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional details relating to the acquisition.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $1.1 billion, solely as the result of $1.1 billion provided from our borrowings of long term debt in order to fund the acquisition of ADVO, as described below under “Current and Long-term Debt.”

Cash and cash equivalents do not include investments in auction-rate securities of $102.5 million at December 31, 2006. Auction-rate securities are considered highly liquid due to the short duration of their reset periods. Valassis has no auction-rate securities as of September 30, 2007.

Current and Long-term Debt

As of September 30, 2007, we had outstanding $1.3 billion in aggregate indebtedness, which consisted of $100.0 million of the 2009 Secured Notes, $160.0 million of the 2033 Secured Notes, $540.0 million of the unsecured 2015 Notes (each as defined below), and $537.1 million under the senior secured term loan B portion of our senior secured credit facility. During the quarter ended September 30, 2007, we had total outstanding letters of credit of approximately $11.2 million.

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

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit and the delayed draw term loan, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2007, we had $537.1 million outstanding under the term loan B and $108.8 million available under the revolving line of credit (after giving effect to outstanding letters of credit). Subsequent to September 30, 2007, we made an additional voluntary prepayment of $25.0 million under our term loan B, which is classified as current debt in our consolidated balance sheet as of September 30, 2007. The delayed draw term loan is available until June 2008 and the proceeds may only be used to refinance all of our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”), including in the event the holders of the 2033 Secured Notes exercise their put rights in May 2008. The terms of the incremental facility will be substantially similar to the terms of our senior secured credit facility, except with respect to the pricing of the incremental facility, which could be higher than that for the revolving line of credit and the term loan. The proceeds of the incremental facility may be used for general corporate purposes.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. After the delivery of financial statements and compliance certificates for two consecutive fiscal quarters following the closing of the ADVO acquisition, the applicable margins for the revolving line of credit may be subject to a downward adjustment based upon the ratio of our secured debt to our consolidated adjusted EBITDA (as defined in the credit agreement) being within certain defined ranges.

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

•	the payment of other obligations;

•	the maintenance of organizational existences, including, but not limited to, maintaining our property and insurance;

•	compliance with all material contractual obligations and requirements of law;

•	limitations on the incurrence of indebtedness;

•	limitations on creation and existence of liens;

•	limitations on certain fundamental changes to our corporate structure and nature of our business, including mergers;

•	limitations on asset sales;

•	limitations on restricted payments, including certain dividends and stock repurchases;

•	limitations on capital expenditures;

•	limitations on any investments, provided that certain “permitted acquisitions” and strategic investments are allowed;

•	limitations on optional prepayments and modifications of certain debt instruments;

•	limitations on modifications to material agreements;

•	limitations on transactions with affiliates;

•	limitations on entering into certain swap agreements;

•	limitations on negative pledge clauses or clauses restricting subsidiary distributions;

•	limitations on sale-leaseback and other lease transactions; and

•	limitations on changes to our fiscal year.

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25 to 1.00 to 3.50 to 1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60 to 1.00 to 2.00 to 1.00 (depending on the applicable period).

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

Events of Default

Our senior secured credit facility contains customary events of default, including upon a change of control. If such an event of default occurs, the lenders under our senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our senior secured credit facility.

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

On February 14, 2007, in contemplation of the proposed financing in connection with the acquisition of ADVO, Moody’s lowered the rating of the 2033 Secured Notes to Ba2 with a stable outlook. Similarly, S&P lowered the rating on the 2033 Secured Notes to BB- with negative implications on CreditWatch pending the closing of the financing. Both rating agencies rated the 2033 Secured Notes slightly higher than our general rating to reflect the anticipated security interest that holders of the 2033 Secured Notes received upon the closing of the ADVO acquisition. Pursuant to the indenture governing the 2003 Secured Notes, the rating by S&P triggered the right of the holders of the 2033 Secured Notes to convert these notes. However, the conversion price is out-of-the-money. Lower debt ratings may increase our cost of borrowing as well as adversely affect our access to the capital markets.

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

Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539,925,000 original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes remains outstanding. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

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

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rate for an aggregate of $480.0 million of our variable rate debt under the term loan B portion of our senior credit facility. Under SFAS No. 133, each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and changes in the fair value are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense.

Covenant Compliance

As of September 30, 2007, we were in compliance with all of our indenture and senior secured credit facility covenants.

Future Commitments and Contractual Obligations

Valassis intends to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and to reduce its indebtedness.

Valassis’ contractual obligations as of September 30, 2007 are as follows:

Payments due by Period

(in millions of U.S. dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$1,416.8	$30.9	$100.0	$—	$1,285.9	(1)(2)
Interest on long-term debt	$599.1	84.6	151.5	162.9	200.1
Operating leases	$115.3	22.5	46.6	26.5	19.7
Other long-term liabilities	$19.5	9.3	2.30	—	7.9
Revolving credit facility	—	—	—	—	—
Delayed draw loan	—	—	—	—	—

	$2,150.7	$147.3	$300.4	$189.4	$1,513.6

(1)	Non-current long-term debt is included at face value.
(2)	Includes $160.0 million of our 2033 Notes which, if put by the holders of such Notes by May 22, 2008, is expected to be paid with borrowings under the available Delayed Draw Term Loan.

Off-balance Sheet Arrangements

As of September 30, 2007, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $20.1 million for the nine months ended September 30, 2007, and are anticipated to be less than $40.0 million for the 2007 fiscal year. Management expects future capital expenditure requirements of approximately $35.0 million in each of 2008 and 2009 to meet the business needs of enhancing technology and replacing equipment as required. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement standard for the disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the threshold for recognizing an uncertain tax position is lowered from “probable” to “more-likely-than-not.” In addition, FIN No. 48 provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Valassis adopted FIN No. 48 effective January 1, 2007.

As a result of adopting FIN No. 48, Valassis and ADVO recognized increases to their liabilities for unrecognized tax benefits. Valassis recognized a cumulative increase to its liability for unrecognized tax benefits of $4.2 million as of January 1, 2007, the adoption date. The change decreased retained earnings by $3.9 million and increased current income tax expense by $0.3 million. ADVO recognized a cumulative increase to its liability for unrecognized tax benefits of $1.3 million upon adoption of FIN No. 48 as of the March 2, 2007 acquisition date. The adjustment for ADVO was recorded as an increase to goodwill on the opening balance sheet under purchase accounting principles. As of September 30, 2007, Valassis had $10.1 million of unrecognized tax benefits, of which $6.6 million would impact the effective tax rate if recognized. For additional information, see “Note 11, Income Taxes” to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rates

Valassis borrowings under its credit agreement are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. To reduce its exposure to fluctuating interest rates, Valassis entered into two interest rate swap agreements which effectively converted an aggregate of $480.0 million, or 89.4% of its total variable rate debt, to fixed rate debt. As of September 30, 2007, an aggregate principal amount of $57.1 million outstanding under the secured term loan B portion of the senior secured credit facility was subject to interest rate variability.

Foreign Currency

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Historically, we have purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2007, Valassis had a commitment to purchase $2.9 million in Mexican pesos over the next eight months.

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

On March 2, 2007, we completed the ADVO acquisition, at which time ADVO became a wholly-owned subsidiary of Valassis. See Note 2 to the condensed unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details relating to the ADVO acquisition. We are currently in the process of assessing and integrating ADVO’s internal control over financial reporting into our internal control over financial reporting. Other than with respect to such integration, there has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

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

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed a response on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007 and the defendants’ responsive pleading is due November 9, 2007.

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

No shares of Valassis common stock were repurchased during the quarter ended September 30, 2007. There are 6.1 million shares currently available under approved share repurchase programs.

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

Dated: November 8, 2007

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