Form 10-K
period 2007-12-31
VALASSIS COMMUNICATIONS INC
filed 2008-02-29
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☒    Accelerated Filer  ☐

Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 26, 2008, there were 48,044,972 shares of the Registrant’s Common Stock outstanding. As of June 30, 2007, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was approximately $612.7 million.

The applicable portions of Valassis’ Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about April 24, 2008 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1. Business

The Company

Valassis is one of the nation’s leading marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our portfolio of products and services delivers value on a weekly basis to over 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. In January 2008, we launched RedPlum, our consumer brand, across our portfolio of offerings. In conjunction with the brand launch, Redplum.com – the newest addition to our diverse offerings – was introduced in the marketplace on January 3, 2008, extending our print advertisers’ reach online and offering consumers compelling national and local deals.

We provide our products and services at the market, neighborhood and household-targeted levels and can combine all levels of targeting into a single campaign to provide our clients with blended media solutions including shared mail and newspaper delivery. Valassis offers the only national shared mail distribution network in the industry. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want. The cross selling of Valassis products and services to the acquired 13,000 shared mail clients, as well as selling shared mail to Valassis’ existing clients, is expected to drive sustainable profitable revenue growth.

On March 2, 2007, we acquired ADVO, Inc. for approximately $1.2 billion through our wholly-owned subsidiary, Michigan Acquisition Company, pursuant to an Agreement and Plan of Merger, dated as of July 5, 2006, as amended by Amendment No. 1, dated as of December 18, 2006. The results of ADVO’s operations have been included in our Consolidated Financial Statements since the acquisition date. ADVO was one of the country’s leading direct mail companies, distributing direct advertising products on a weekly basis primarily through the United States Postal Service (“USPS”). The combined company offers clients unique, diverse and complete media plans for value-oriented advertising content. As a result of the acquisition, we made ADVO a separate reportable segment known as Shared Mail.

We provide the following products and services to our clients:

Shared Mail Products (formerly ADVO) – products that have the ability to reach 90% of U.S. households through shared mail distribution:

•	Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the U.S. mail; and

•	Solo mail and other products and services consist of list procurement, addressing, processing and the distribution of brochures and circulars for individual clients through the U.S. mail.

Neighborhood Targeted Products – products that are targeted based on geographic and demographic targeting characteristics:

•	Preprinted Inserts – specialized print promotion programs in a variety of formats for single advertisers;

•	Newspaper-delivered Product Sampling – client product samples inserted into newspapers or placed in a polybag with the newspapers;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample;

•	Door Hangers – product samples and advertisements delivered directly to the consumer’s door; and

•	Run of Press (ROP) – brokering of advertising printed directly on pages of newspapers.

Market Delivered Products – products that reach a large area at a low cost:

•

Cooperative Free-standing Inserts (FSI) – four-color promotional booklets containing the coupons of multiple advertisers (cooperative) that are distributed to approximately 60 million households through newspapers and shared mail with additional distribution available to rural or Hispanic markets, as well as customized FSIs (custom co-ops) featuring multiple brands of a single client.

International & Services:

•	Coupon clearing, promotion information management products and marketing services, with operations in the United States, Canada, Mexico and Europe;

•	Promotion security and consulting services; and

•	In-Store promotions joint venture.

Household Targeted Products – products and services that target individuals:

•	Direct Mail Advertising/Sampling – targeted direct-mail programs often based on frequent shopper data that may also include customer product samples;

•	Software and Analytics – proprietary software solutions that manage and analyze frequent shopper data; and

•	Internet-delivered promotions.

Shared Mail (ADVO)

We distribute, through our wholly-owned subsidiary, Valassis Direct Mail, Inc. (formerly ADVO, Inc.), shared mail advertising products to approximately 77 million households, primarily on a weekly basis largely through the USPS. Shared Mail products and services also include Solo Mail and Other Products and Services.

We maintain one of the most comprehensive and up-to-date residential address lists in the United States and have a total reach of over 114 million U.S. households. Our client base consists principally of national and local grocers, restaurants, drug stores, discount and department stores and home furnishing and other retailers.

Shared mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the U.S. mail. Individual clients can select targeting levels by choosing all ZIP code zones, specific ZIP code zones, or sub-ZIP code zones, which average approximately 3,500 households. Our advanced targeting capabilities enable clients, such as retail chains, to select areas serviced by their stores and, at the same time, distribute different versions of the targeted advertisements to reach their choice consumers. Shared Mail clients share bulk pre-sort mailing rates for a single package, generating substantial savings relative to an individual mailing. In addition, the Shared Mail nationwide network of state-of-the-art distribution facilities provide clients with the ability to reach consumers within a two-day window, assuring timely delivery of coupons, dated offers and sale-break announcements. In 2007, we distributed approximately 4.2 billion shared mail packages, including 35.4 billion shared mail pieces.

We re-branded our core shared mail program previously published under the ShopWise® banner, in January 2008 to coincide with the launch of our consumer brand name portfolio of RedPlum. The RedPlum Shared Mail Package is a four-page, color booklet wrapped around individual print advertisements of various clients. This program reaches approximately 77 million households, on a weekly basis. Shared Mail can reach an additional 37 million shared mail households that extend coverage to markets not already served by Shared Mail’s core distribution network. Shared Mail handles its clients’ orders directly and manages distribution of their advertising through its Allied National Network Extension (“A.N.N.E”) – a partnership of independent shared mail companies. Conversely, A.N.N.E enables participation members to offer their clients extended marketplace reach using household coverage.

Solo Mail and Other Products and Services included in this segment consist of list procurement, addressing, processing and the distribution of brochures and circulars for individual clients through the USPS. We also provide ancillary services to complement our mail programs such as list rental and provide direct mail advertising solutions for local neighborhood businesses utilizing an envelope format.

Shared Mail revenue from the acquisition date on March 2, 2007 through the year ended December 31, 2007 was $1,195.4 million, or 53.4% of our total revenue. The top 10 clients accounted for approximately 26% of Shared Mail’s revenue in 2007, and no one client accounted for over 10% of the segment revenue during the same period.

In January of 2008, we changed the corporate name of our wholly-owned subsidiary formerly known as ADVO to Valassis Direct Mail, Inc. and incorporated its products and services into the combined Valassis product portfolio.

Neighborhood Targeted Products

Media is the major cost component of the Neighborhood Targeted segment. We believe that our clients use us to place Neighborhood Targeted advertising because of our ability to negotiate favorable media rates, our experience in selecting the best newspapers to meet our clients’ needs, our well-developed production and national network placement capabilities and our ability to integrate ROP programs with our other products and services.

Preprinted Inserts

We provide our clients with print and media placement of traditional free-standing solo insert formats, as well as specialty print promotion products in customized formats such as die-cuts, posters and calendars. Because these promotions feature only one client, the client has the ability to create a completely individualized promotion. This allows clients the flexibility to run promotions any day of the week in newspapers throughout the United States and to efficiently target these promotions using approximately 89,000 newspaper zones. We specialize in producing full-service promotions for a wide range of clients allowing orders to be placed on a national, regional or local basis.

Polybag Advertising and Sampling

We offer newspaper-delivered or direct-to-door sampling products that give manufacturers the ability to cover 50 million households. Samples can either be machine-inserted into newspapers (Newspac® ), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch® ). In addition, Brand Bag™ and Brand Bag+™ offer clients the opportunity to deliver an impactful advertising message on a newspaper polybag without including a sample. The bags feature the client’s advertising with the option of a weather-resistant tear-off coupon.

Run of Press (ROP)

We offer our clients the ability to run their promotional advertising directly on the pages of newspapers by brokering advertising space. We offer our clients the flexibility to run promotional advertising in any number of the available newspapers in our network of over 13,000 newspapers. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our clients.

Neighborhood Targeted products generated revenue of $480.5 million during the year ended December 31, 2007, or 21.4% of our total revenue. The top 10 clients accounted for approximately 49.4% of Neighborhood Targeted sales during the year ended December 31, 2007, and one client accounted for approximately 15.6% of Neighborhood Targeted sales during the same period.

Market Delivered Products

Cooperative Free-standing Inserts

Cooperative free-standing inserts (FSIs) are four-color promotional booklets containing promotions from multiple clients, printed by us at our own facilities and distributed through newspapers and shared mail. In 2007, we inserted our traditional cooperative FSIs in approximately 750 newspapers with a combined average newspaper circulation of approximately 60 million on 42 publishing dates. We also produce customized FSIs (custom co-ops) featuring multiple brands of a single client. Shared mail presents an opportunity for us to differentiate Valassis in the FSI industry as circulation shifts from newspapers to shared mail.

Additionally, we produce specialty FSIs including the Extended Reach insert for smaller rural communities which reaches 4.3 million households in the U.S., and the Hispanic FSI which reaches 4.0 million households in Spanish-language newspapers.

The majority of cooperative FSI business is conducted under long-term contracts, which currently average 28 months in duration. Under these contracts, clients typically guarantee us a percentage of their cooperative FSI pages at agreed upon pricing covering a specified amount of time. The FSI offers product category exclusivity for our clients so that competing products in the same product category will not be printed in the same FSI book. If a category is not available on the date requested, the client has the option to use our competitor’s FSI or select another date from us to include their promotion. Due to this environment, many clients reserve their space well in advance of the actual promotion date.

We typically develop our annual publication schedule approximately nine to 12 months in advance of the first publication date for each year and clients may reserve space at any time thereafter. Sales associates work closely with clients to select their FSI publication dates from our schedule and coordinate all aspects of FSI printing and publication. Our proprietary order entry and ad placement software allows us to produce as many different FSI versions as clients require, typically over 550 different layout versions per publication date. By offering different versions in different markets, we offer our clients greater flexibility to target precise geographic areas or tailor promotional offers to particular markets by varying coupon values, promotion copy and terms of the promotional offer.

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discounted price, primarily to direct response marketers, who are placed on a waiting list for space that may become available. We select direct mail marketers as remnant space clients on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Direct response clients are subject to being “bumped” in favor of a regular price client in need of space at the last minute. Remnant space represents less than 20% of the FSI pages annually and the revenue is included in total cooperative FSI sales for financial reporting purposes.

The cost components of the FSI are media distribution, paper and manufacturing/transportation costs, which represented approximately 41%, 33% and 26% of the total FSI cost, respectively, for the year ended December 31, 2007.

Total cooperative FSI sales during the year ended December 31, 2007 were $401.2 million, or 17.9% of our total revenue. The top 10 FSI clients accounted for approximately 46.8% of FSI sales during the year ended December 31, 2007, and one client accounted for just over 20% of FSI sales for the same period.

International & Services

NCH Marketing Services, Inc. (NCH)

NCH is a provider of coupon clearing, promotion information management products and marketing services in the United States, Europe and China and has production facilities in Mexico. Services include retailer coupon clearing, manufacturer redemption and promotion analysis. During 2007, approximately 50% of NCH revenues were from Europe.

Valassis Canada, Inc.

This 100% owned subsidiary provides promotional products and services in Canada, such as FSIs reaching over 5 million Canadian households, as well as other promotion products and services. As of January 1, 2008, the Valassis and ADVO subsidiaries in Canada were consolidated to form Valassis Canada, Inc.

Promotion Watch, Inc.

Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps clients with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.

International & Services generated revenue of $119.4 million in 2007, or 5.3% of our total revenue. The top 10 clients accounted for approximately 15.3% of International & Services sales in 2007. No single client accounted for more than 10% of this segment’s revenue.

Household Targeted Products

Direct Mail/Analytics

We produce direct-mail programs based on multiple data sources, including frequent shopper card data. We also provide proprietary software solutions for clients to manage and analyze frequent shopper data. Over 40 retail clients license our software products.

Household Targeted revenue during the year ended December 31, 2007 totaled $45.7 million, or 2.0% of our total revenue. The top 10 clients accounted for approximately 54.5% of Household Targeted revenue in 2007, with one client accounting for approximately 26.8% of Household Targeted revenue during the same period.

Competition

Shared Mail (ADVO)

Our Shared Mail segment competes for advertising dollars from clients who want the ability to target selected potential consumers on a cost-effective basis and provide a superior return on their advertising investment. Competition for market share advertising comes from other forms of print such as newspapers, magazines and other advertising printers, and electronic media such as radio, broadcast, the Internet and other communication media.

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

We also compete with several newspaper network groups in the ROP market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and people in order to compete in today’s environment. An increase in the number of run-of-press competitors could result in a loss of market share.

Market Delivered Products

Our cooperative FSI competes principally with News America Marketing FSI, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability, customer service and relationships and the ability to integrate with other products.

News America Marketing FSI continues to compete aggressively for FSI business. As a consequence, prices have declined substantially over the last several years and are expected to continue to decline in 2008. This, coupled with a flat industry, has resulted in declining revenues and profitability for our FSI business. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do.

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

Customers

No single customer accounted for more than 10% of our consolidated revenues during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, one customer, Procter & Gamble, accounted for slightly more than 10% of our consolidated revenues.

Employees

As of December 31, 2007, we had approximately 7,500 full-time employees worldwide. Approximately 5,450 are employed in the United States. One domestic and some foreign locations have employees represented by labor unions; we consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Raw Materials

We purchase a significant portion of our paper requirements from three paper companies under long-term contracts to protect us against the risk of price fluctuations. These contracts limit the amount of any increase or decrease (to approximately 10% in any twelve-month period) in our cost of paper purchased from these suppliers, which cost can be adjusted quarterly. See “Management’s Discussion and Analysis of Financial Condition – General” for further discussion regarding expected paper price increases during 2008.

Segment Reporting

For segment financial information for the years 2007, 2006 and 2005, see the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and the table in Note 12 of the “Notes to Consolidated Financial Statements” under Item 8 “Financial Statements and Supplementary Data.”

Availability of Filings

Valassis makes all of its reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) available, free of charge, on its Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission.

During 2007, Valassis’ Chief Executive Officer (CEO) provided to the New York Stock Exchange the annual CEO certification regarding Valassis’ compliance with the New York Stock Exchange corporate governance listing standards. In addition, the certifications of our CEO and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

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

In addition, the indentures governing our 8  1/4% Senior Notes due 2015 (the “2015 Notes”), our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”) and our 6  5/8% Senior Notes due 2009 (the “2009 Secured Notes”) and our senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay such debt, if accelerated, or that we would be able to repay, refinance or restructure the payments on such debt. See “—The restrictive covenants in our senior secured credit facility and the indentures governing the 2015 Notes, the 2009 Secured Notes and the 2033 Secured Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.”

Despite our current indebtedness levels and the restrictive covenants set forth in the agreements governing our indebtedness, we and our subsidiaries may be able to incur substantially more indebtedness. This could increase the risks associated with our substantial indebtedness.

The terms of our senior secured credit facility and the indentures governing the 2015 Notes, the 2033 Secured Notes and the 2009 Secured Notes permit us and certain of our subsidiaries to incur certain additional indebtedness, including additional secured indebtedness. If we or our subsidiaries are in compliance with the financial covenants set forth in these agreements, we and our subsidiaries may be able to incur substantial additional indebtedness. In addition, under certain circumstances we will have the right to increase the size of our senior secured credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We may not be able to generate a sufficient amount of cash flow to meet our debt obligations.

Our ability to make scheduled payments or to refinance our obligations with respect to our indebtedness will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic conditions and certain financial, business and other factors beyond our control. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of our debt could declare all outstanding principal and interest on our debt to be due and payable and we could be forced into bankruptcy or liquidation. Furthermore, if our cash flow and capital resources are insufficient to fund our debt obligations, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt or revise or delay our strategic plans. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. If we are required to take any of the actions referred to above, it would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

The restrictive covenants in our senior secured credit facility and the indentures governing the 2015, the 2009 Secured Notes and the 2033 Secured Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.

Our senior secured credit facility and the indentures governing the 2015 Notes, the 2009 Secured Notes and the 2033 Secured Notes contain affirmative and negative covenants that limit our and our subsidiaries’ ability to take certain actions. Our senior secured credit facility requires us to maintain specified financial ratios and satisfy other financial conditions. Our senior secured credit facility and the indentures governing the 2015 Notes, the 2009 Secured Notes and the 2033 Secured Notes also restricts, among other things, our and our subsidiaries’ ability to:

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

These restrictions may limit our ability to operate our business and may prohibit or limit our ability to enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. Furthermore, future debt instruments or other contracts could contain financial or other covenants more restrictive than those applicable to our senior secured credit facility, the 2009 Secured Notes, the 2033 Secured Notes or the 2015 Notes.

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

As of December 31, 2007, $30.6 million of our indebtedness was subject to variable interest rates. We have entered into two interest rate swap agreements which fixed the interest rate for an aggregate of $480.0 million of our variable rate debt. Our swap agreements have a notional value of $480.0 million and, effectively, fix our interest rate at 6.795% and expire in December 2010. Our remaining variable rate debt of $30.6 million is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. During the period when our interest rate swap agreement is effective, a 1% change in interest rates would result in a change in interest expense of approximately $0.3 million per year. If there is a rise in interest rates, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, which would affect our cash flows and results of operations. If we borrow additional amounts under the revolving portion of our senior secured credit facility, our market rate risk may increase.

We may not have sufficient funds to purchase our 2033 Secured Notes in the event the holders of our 2033 Secured Notes exercise their put option and require us to purchase such notes before their maturity date.

The holders of our 2033 Secured Notes may require us to purchase all or a portion of our 2033 Secured Notes on May 22, 2008 and May 22, 2013 at a price of $667.24 and $723.48 per $1,000 principal amount at maturity, respectively, payable in cash. Any such payment may have a material adverse effect on our cash position at such time. Furthermore, we cannot assure you that we will have or be able to borrow sufficient funds to repurchase our 2033 Secured Notes if the holders of such notes exercise their put option. Although our senior secured credit facility contains a $160.0 million delayed draw term loan that is available until June 2008 to refinance our 2033 Secured Notes, including in the event the holders of our 2033 Secured Notes exercise their put rights in May 2008, we cannot assure you that we will be able to obtain sufficient financing under the delayed draw term loan at such time. If the holders of our 2033 Secured Notes exercise their put option and we are unable to repurchase our 2033 Secured Notes, an event of default would result under the indenture governing the 2033 Secured Notes, which could also constitute an event of default under the agreements governing our other debt. As a result, holders of our debt could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.

The acquisition of ADVO was significantly larger than any other acquisition we have made to date and could disrupt our business and harm our financial condition if we are not able to successfully integrate the acquired business or if the expected benefits of the combination do not materialize.

The ADVO acquisition is our largest and most significant acquisition to date. Successful integration has and continues to require, among other things, combining the two companies’ business development efforts, key personnel, information technology development, geographically separate facilities and business and executive cultures. Realization of the expected benefits of the acquisition, including certain cost synergies, also requires implementation of appropriate operations, management and financial reporting systems and controls. We may experience difficulties in effectively implementing these systems and integrating ADVO’s systems and operations. Integrating ADVO has been and continues to be a complex and time consuming process and requires significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company.

The success of the acquisition will also depend, in part, on our ability to realize the anticipated revenue and expense opportunities from combining the business of ADVO with our business and there is no assurance that our financial results will meet or exceed the financial results that would have been achieved absent the acquisition. If our integration of ADVO is not successful or if ADVO’s operations are less profitable than we currently anticipate, our business, financial condition and results of operations could be materially adversely affected.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Our products that reach a large area at low cost, which we refer to as to our Market Delivered products, compete in the cooperative FSI business principally with News America Marketing FSI, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability, customer service and relationships, and the ability to integrate with other products.

News America Marketing FSI has been competing aggressively for FSI business. As a consequence, FSI prices have declined substantially over the last several years and are expected to continue to decline in the foreseeable future. We cannot predict when, or if, FSI prices will stabilize or increase. This, coupled with a flat industry, has resulted in decreasing revenues and profitability for our FSI segment. When FSI contracts come up for renewal, we may not be able to renew them on favorable terms or at all. In addition, some of our competitors, particularly News America, have substantially greater financial resources than we do. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. These competitors could take a greater market share and cause us to lose business from our customers.

In addition, it is possible that alternative media or changes in promotional strategies could make our products less attractive to our customers and could cause a loss of demand for our products and services.

Our Shared Mail segment’s media business faces intense competition based primarily on the ability to target selected potential customers on a cost-effective basis and provide a satisfactory return on advertising investment. Shared Mail products also compete for advertising dollars against other forms of print and electronic media and other advertising in general. Competition for market share advertising also comes from magazines, radio, broadcast and cable television, shoppers, the Internet, other communications media and other advertising printers that operate in Shared Mail markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Shared Mail customers and prospective customers are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. The failure to improve Shared Mail’s current processes or to develop new products and services could result in the loss of clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect growth.

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

Our Neighborhood Targeted products also compete with several newspaper network groups in the ROP market. While entering the ROP market does not require a significant investment in machinery and equipment, it does require a significant investment in systems and human resources in order to compete effectively. An increase in the number of ROP competitors could result in a loss of market share.

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

Our Shared Mail segment depends on the USPS and other third parties for delivery of its products and on third party information technology systems and services. If such third parties do not fulfill their obligations, our Shared Mail segment may lose customers and experience reduced revenue and profitability.

Our Shared Mail segment’s products are primarily delivered through the USPS. Postage expense is our Shared Mail segment’s largest expense. The inability of the USPS to deliver our Shared Mail segment’s products on a timely basis could disrupt our Shared Mail segment’s business and, in turn, adversely affect our business, sales, results of operation and financial condition. Furthermore, USPS rates increase periodically and we have no control over increases that may occur in the future. An increase in the cost of postage combined with our Shared Mail segment’s inability to successfully pass through such postage rate increases directly to its customers could negatively affect our earnings.

Our Shared Mail segment also depends on third party information technology systems and services for its operations most of which are provided by a single third party. Such third party’s performance is outside of our control. This third party provides computer processing, systems development and other various systems support to us. Our regional production sites, sales offices and corporate headquarters are on-line with this computer center, enabling the day-to-day processing functions to be performed and providing our Shared Mail segment with management information. The systems include: order processing and production control, transportation/distribution, address list maintenance, market analysis, label printing and distribution, billing and financial systems, human resources and payroll processing, carrier routing of addresses received from customer files and demographic analyses as well as other systems. We also have agreements with this third party to provide a customer support center (help desk) and client server (server farm) management services. Any failures or interruptions in the availability of these systems or services could disrupt our Shared Mail segment’s business and adversely affect our sales, results of operations and financial condition.

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

In recent years there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in our revenues. In addition, we may lose customers due to the acquisition of such customers by companies that are not interested in using our products and services or that eliminate retail locations of our existing customers. Also, a customer may decide to decrease its mailing frequency or modify the amount, pages and weight, and kind of advertising pieces it purchases from us. Our customers may be impacted by the items detailed above and by other general economic and business conditions that could affect their demand for our products and services and in turn choose other alternative advertising methods. Specifically, significant revenue changes in our Shared Mail segment may have a corresponding impact to profit due to the fixed cost nature of postage expense. Postage costs associated with advertising packages are fixed in nature for packages that weigh 3.3 ounces or less, whether or not the package is partially or completely filled. Any of the foregoing could have a material adverse effect on us and our financial condition.

ADVO is currently faced with a class action lawsuit, the litigation and outcome of which may be detrimental to our financial condition, and there is potential that subsequent lawsuits will be filed.

In September 2006, three securities class action lawsuits were filed against ADVO in the United States District Court for the District of Connecticut by certain stockholders seeking to certify a class of all persons who purchased shares of ADVO’s common stock between July 6, 2006 and August 30, 2006. These complaints generally allege that ADVO violated federal securities law by issuing a series of materially false and misleading statements concerning its business and financial results in connection with its proposed merger with Valassis and, as a result, plaintiffs allege that ADVO’s stock traded at artificially inflated prices.

On December 12, 2006, one of the three plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action and, as a result, a revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007, and the defendants’ responsive pleading was filed November 13, 2007. At this time, the parties are awaiting a hearing date from the Court. ADVO, its directors and certain of its officers were sued in a derivative action filed in September 2006, raising essentially the same factual allegations as the securities class actions. The derivative action was dismissed by Notice of Voluntary Dismissal without prejudice on January 24, 2007. There can be no assurance that this derivative action will not be filed again at a later date.

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

Failure to maintain adequate internal controls may affect our ability to report timely and accurate financial statements and adversely affect our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies design and maintain an adequate system of internal control over financial reporting and assess and report on such internal control structure annually. Such a system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any internal control system is based in part upon certain assumptions regarding the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There can be no assurance that our continued integration of ADVO, and our respective internal control systems and procedures, will not result in or lead to a future material weakness in the combined company’s internal controls, or that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal control over financial reporting would require our management and independent public accounting firm to evaluate our internal controls as ineffective. Furthermore, if we fail to maintain proper and effective internal controls, our ability to report our financial results on a timely and accurate basis may be impaired. If our internal control over financial reporting is not considered adequate, or if as a result we are unable to report our financial results on a timely and accurate basis, we may, among other things, experience a loss of public confidence, which could have an adverse effect on our business and stock price.

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

The future direction of the overall domestic and global economies could have a significant impact on our business. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact on demand for our products. In addition, an economic downturn may decrease the advertising budgets of our customer base, which could have a material impact on our business, results of operations and financial condition. Because all components of our budgeting and forecasting, as well as that of our customers, are dependent upon estimates of growth in the markets served and demand for our products and services, the prevailing economic uncertainties may render estimates of future income and expenditures even more difficult to make than usual. Future events that may not have been anticipated could adversely affect our business, results of operations and financial condition.

These risk factors that may affect future performance and the accuracy of forward-looking statements are illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in a leased office complex in Livonia, Michigan and we own two office buildings located in Windsor, Connecticut. Throughout the United States we have 30 leased sales offices and 27 production facilities, of which five are owned by us. Internationally we have four leased sales offices and nine production facilities of which four are owned by us. Below is a listing of our owned facilities:

Location	Type	Primary Segment
Corby, England	Production	International & Services
Delicias, Mexico	Production/Office	International & Services
Durham, NC USA*	Printing	FSI/Shared Mail
Juarez, Mexico	Production	International & Services
Livonia, MI USA*	Printing/Warehouse	Neighborhood Target
Livonia, MI USA*	Production	FSI/Neighborhood Target
Nuevo Laredo, Mexico	Production	International & Services
Wichita, KS USA*	Printing	FSI/Shared Mail
Windsor, CT USA *	Office	Shared Mail
Windsor, CT USA *	Office	Shared Mail
Windsor, CT USA *	Production	Shared Mail

*	Denotes domestic locations which are secured as part of our senior secured credit facility agreement

We have renewal rights for most of the leases and anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities are in good condition and have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of contract printers.

Item 3.	Legal Proceedings

On January 18, 2006, (and thereafter on October 16, 2006 via an Amended complaint, the “operative complaint”) Valassis filed a lawsuit in Michigan Federal Court against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). The operative complaint alleges violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Specifically, the operative complaint alleges that News has tied the purchase of its in-store promotion and advertising services to the purchase of space in its FSI and that News has attempted to monopolize the FSI market.

Thereafter, on November 17, 2006, News filed an answer to the Federal claims raised in the operative complaint, but moved to dismiss the state law claims on the basis that the court should not exercise its supplemental jurisdiction over these claims. On March 23, 2007, the Federal Court dismissed the state law claims, declining to exercise supplemental jurisdiction. In the interim, on March 9, 2007, Valassis filed a state law action in the State of Michigan Wayne County Circuit Court raising common law and statutory causes of action. On March 9, 2007, Valassis filed a state law action in the Supreme Court of the State of California for the County of Los Angeles raising claims under California’s Cartwright, Unfair Competition and Unfair Practices Acts. News America moved to dismiss the Michigan and California state law claims and both motions were denied.

Discovery in all three matters is now progressing. Valassis alleges damages in excess of $1.5 billion, injunctive relief, costs and those other remedies available under the various causes of action.

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed a response on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al. , Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007 and the defendants’ responsive pleading was filed November 13, 2007. At this time, the parties are awaiting a hearing date from the court.

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

Valassis’ common stock is traded on the New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of Valassis’ common stock at December 31, 2007 was 297.

High and low stock prices per share during the twelve months ended December 31, 2007 and 2006 were:

	2007		2006
Quarter Ended	High	Low	High	Low
Mar. 31	$18.20	$13.30	$30.11	$27.45
June 30	$19.73	$17.05	$30.80	$23.40
Sept. 30	$17.76	$7.67	$23.92	$17.43
Dec. 31	$14.83	$8.53	$18.35	$14.22

Currently, we have no plans to pay cash dividends. In addition, should we change our dividend policy, the payment of future dividends would be dependent on covenants contained in our financing agreements, future earnings, capital requirements and other alternate uses of cash. Currently, our senior secured credit facility restricts the payment of cash dividends.

The Board of Directors of Valassis approved a 5 million share repurchase program on August 25, 2005 and previously approved a 5 million share repurchase program on December 7, 2004. There are 6,091,825 shares that may yet be repurchased under these plans. We suspended our share repurchase program in February, 2006. No shares were repurchased during the year ended December 31, 2007.

Item 6.	Selected Financial Data

(in millions of U.S. dollars, except per share data and ratios)

	YEAR ENDED DECEMBER 31,
	2007(1)		2006		2005		2004		2003
Revenues	$2,242.2		$1,043.5		$1,131.0		$1,044.1		$916.5

Net earnings	58.0		51.3	(2)	95.4	(3)	100.7	(4)	103.7	(5)

Total assets	2,190.5		801.4		697.7		738.0		692.8

Long-term debt, less current portion	1,279.6		259.9		259.9		273.7		259.8

Net earnings per share, basic	1.21		1.07		1.93		1.95		1.99

Net earnings per share, diluted	1.21		1.07		1.90		1.93		1.98

Ratio of earnings to fixed charges (6)	1.95	x	7.01	x	11.58	x	12.23	x	11.44	x

(1)	Results reflect the acquisition of ADVO, Inc. on March 2, 2007. For further information regarding the acquisition, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
(2)	Includes a $24.6 million charge, net of tax, incurred in relation to the ADVO acquisition, $8.8 million of which was related to termination of a swap contract and the premium on a swaption contract both entered into in contemplation of the necessary financing, and $15.8 million of which was related legal and professional costs pursuant to related litigation, as well as a $1.4 million charge, net of tax, related to the close-down of both the French agency business and the eSettlement business unit of NCH.
(3)	Includes a $4.5 million restructuring charge, net of tax, related to headcount reductions and associated costs resulting from the integration of the components of our Household Targeted business segment, right-sizing of coupon-clearing operations in Europe and other efficiency-related headcount reductions.
(4)	Includes a $4.1 million gain, net of tax, due to the settlement of a property insurance claim related to a fire at our Corby, England facility, and a $2.3 million write-off, net of tax, of a cost-basis Internet investment.
(5)	Includes a $2.5 million refinance charge, net of tax, incurred in May 2003 related to the partial buy-back of the convertible debt issued in 2001.
(6)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

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

GENERAL

We reported revenues of $2.2 billion in 2007, including $1.2 billion from our newly acquired subsidiary, ADVO, Inc.

We experienced a significant shift in the share of revenue contributed by each segment of our business resulting from the acquisition of ADVO, Inc. in the first quarter of 2007. The FSI accounted for 18% of total revenue in 2007 compared to 42% in the prior year. In 2006, the FSI was the largest contributor to the company’s revenue base. In 2007, it ranks third behind the Shared Mail segment (ADVO), which accounts for approximately 53% and the Neighborhood Targeted segment, which accounts for approximately 22%.

	YEAR ENDED DECEMBER 31,
Approximate Share of Revenue by Segment	2007	2006
Shared Mail (ADVO)	53%	—
Neighborhood Targeted	22%	41%
FSI	18%	42%
International & Services	5%	11%
Household Targeted	2%	6%

This shift reflects our strategy to further diversify our products and services. The ADVO acquisition supports this strategy, and going forward we will blend shared mail distribution with newspaper delivery to further enhance our diversified distribution methods and offer clients delivery of our RedPlum branded product portfolio across an expanded multi-media platform.

Our efforts have been focused on the expansion of our U.S. based business in the shared mail arena; opportunities to cross sell our portfolio of products and services to both current and prospective clients; blending of our distribution methods; and advancing targeting capabilities. We expect to launch a proprietary targeting process in the marketplace during the second quarter of 2008 to further differentiate Valassis in the marketplace.

The cooperative FSI industry experienced a 1% unit (page) decline in 2007. Performance in the FSI segment also continued to be negatively impacted by a 10% decline in FSI pricing in 2007. Management anticipates decreased FSI margin from price pressure resulting from an aggressive competitive environment and increased paper costs in 2008. Due to the multi-year nature of FSI contracts, the economic impact of the competitive pricing environment will continue into future periods even if the pricing environment were to improve in the near future.

Paper represents a significant portion of the cost of our printed products. We purchase a combination of coated and uncoated paper. To protect us against the risk of price fluctuations, a significant portion of our paper requirements is purchased from three paper companies under long-term contracts. These contracts limit the amount of increases or decreases (to approximately 10% in any 12-month period) of our cost of paper purchased from these suppliers. Such cost can be adjusted quarterly. The remainder of our paper requirements is bought pursuant to contracts that are typically three to six months in duration or on a spot basis. We expect the cost of paper to increase in 2008 impacting the profitability of our FSI and shared mail products.

While we believe there continues to be growth opportunities in the U.S, we are also expanding our geographic reach by testing new media products in Europe and making investments in Asia. In 2007, we continued to expand our new media products in France, Germany and Spain, while continuing to test in Italy.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items and the percentages that such items bear to revenues:

	YEAR ENDED DECEMBER 31,
	2007		2006		2005
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues
Shared Mail (ADVO)	$1,195.4	53.4%	$—	—	$—	—
Neighborhood Targeted products	480.5	21.4	432.0	41.4	461.5	40.8
Free-standing Inserts	401.2	17.9	441.2	42.3	504.5	44.6
International & Services	119.4	5.3	111.4	10.7	101.8	9.0
Household Targeted products	45.7	2.0	58.9	5.6	63.2	5.6

Revenues	2,242.2	100.0	1,043.5	100.0	1,131.0	100.0
Cost of sales	1,714.2	76.5	789.6	75.7	836.3	73.9

Gross profit	528.0	23.5	253.9	24.3	294.7	26.1
Selling, general and administrative	354.3	15.8	151.3	14.5	142.7	12.6
Amortization of intangible assets	7.9	0.4	0.6	0.1	0.6	0.1

Earnings from operations	165.8	7.4	102.0	9.7	151.4	13.4
Other expenses and income
Interest expense	84.9	3.8	24.7	2.4	10.9	1.0
Interest income	(5.3)	(0.3)	(4.8)	(0.5)	(1.8)	(0.2)
Other income	(2.7)	(0.1)	(1.5)	(0.1)	(3.9)	(0.3)

Total other expenses and income	76.9	3.4	18.4	1.8	5.2	0.5

Earnings before income taxes	88.9	4.0	83.6	8.0	146.2	12.9
Income taxes	30.9	1.4	32.3	3.1	50.8	4.5

Net earnings	$58.0	2.6%	$51.3	4.9%	$95.4	8.4%

Revenues

We reported revenues of $2.2 billion in 2007, an increase from 2006 revenue of $1.2 billion, or 114.9%. This increase was primarily the result of the acquisition of ADVO on March 2, 2007 which contributed $1.2 billion in revenue. Revenue in 2005 was $1.1 billion.

Operating Costs

Cost of sales was $1.7 billion in 2007 compared to $789.6 million in 2006 and $836.3 million in 2005, increasing as a percentage of revenue each year. Gross profit in 2007 was 23.5%, compared to 24.3% in 2006 and 26.1% in 2005. The continued decrease in gross profit percentage in 2007 compared to 2006 and 2005 was primarily the result of competitive pricing issues in the FSI segment. Additionally, the gross profit percentage was negatively impacted by a change in mix resulting in a larger percentage of sales from lower margin products.

Selling, general and administrative (SG&A) expenses increased in 2007 to $354.3 million from $151.4 million in 2006, primarily as the result of the inclusion of ADVO operations which contributed $192.5 million to SG&A in 2007. The remaining increase in 2007 is due to $8.4 million in charges related to European restructurings, $2.0 million in costs related to the ADVO acquisition, $2.0 million in software writeoffs and increased incentive compensation, offset by non-recurring charges in 2006 of $19.7 million described below.

SG&A expenses increased in 2006 to $151.4 million from $142.7 million in 2005. This increase is primarily the result of $16.1 million in legal and professional expenses related to the merger agreement and litigation between Valassis and ADVO incurred during 2006 as well as $3.6 million in expenses related to the close-down of the French agency business and eSettlement business unit of NCH and $5.5 million in stock option expense. Some of this increased expense was offset by declines in incentive compensation and headcount reductions made at the end of 2005. In 2005, restructuring charges of $6.9 million were recorded related to the full integration of the components of our Household Targeted business segment, which resulted in the elimination of PreVision as a stand-alone entity, right-sizing of coupon-clearing operations primarily in Europe and other efficiency-related headcount reductions.

Non-operating Items

Interest expense was $84.9 million in 2007, compared to $24.7 million in 2006 and $10.9 million in 2005. The increase in interest expense in 2007 as compared to 2006 is the result of the financing of the ADVO acquisition resulting in $1.1 billion of new debt. The increase in expense in 2006 as compared to 2005 is due largely to $13.8 million in charges related to the termination of a $400 million interest-rate swap contract and premiums paid for two separate $400 million interest-rate swaption contracts. These contracts were entered into as a bridge hedge for a portion of the acquisition financing related to the ADVO acquisition.

Income Taxes

Income tax expense represents 34.7% of earnings before income taxes in 2007 compared to 38.6% in 2006 and 34.8% in 2005. The decrease in effective tax rate in 2007 was the result of favorable settlements and additional deductions related to acquisition costs. The increase in the effective tax rate in 2006 is the result of the majority of the $16.1 million in legal and professional expenses incurred in 2006 related to the litigation between Valassis and ADVO, which was settled in December 2006, being considered non-deductible.

Net Earnings

Net earnings were $58.0 million in 2007, an increase of $6.7 million, or 13.1%, compared to 2006. This increase is primarily due to the inclusion of the operations of ADVO, since March 2007, which contributed segment profit of $83.2 million, offset by increased interest expense related to the debt incurred to finance the acquisition.

Net earnings were $51.3 million in 2006, a decrease of $44.1 million, or 46.2% compared to 2005. Reported results for 2006 include after-tax charges of $24.6 million related to the ADVO acquisition and related litigation which was settled in December 2006 and $1.4 million related to the close-down of both the French agency business and eSettlement business unit of NCH. These factors accounted for a decrease of $26.0 million, or 27.3%, from 2005. The remaining decrease in 2006 was due primarily to the negative effects of the intense competitive pricing pressure in the FSI segment and lower volumes and competitive pricing pressure in the Neighborhood Targeted segment. Reported results for 2005 include after-tax restructuring charges of $4.5 million.

Diluted earnings per share were $1.21 in 2007, including the negative per-share impact of charges related to European restructurings of $0.11 and the negative per-share impact of ADVO acquisition related expenses of $0.03. Diluted earnings per share were $1.07 in 2006, including the negative per share impact of ADVO acquisition-related costs of $0.52 and the negative per share impact of the close-down of both the French agency business and eSettlement business unit of NCH of $0.03. Diluted earnings per share were $1.90 in 2005, including the negative per share effect of restructuring charges of $0.09.

Segment Results

Shared Mail (ADVO)

Shared Mail (ADVO) revenue from the acquisition date of March 2, 2007 to December 31, 2007 was $1.2 billion. These results were achieved despite the elimination of the Detached Label Card and a reduction in packages due to business optimization efforts which negatively affected revenue. During the second quarter, we eliminated the use of the detached label card to printing the consumer address on the RedPlum wrap (formerly ShopWise® wrap).

Although the business optimization efforts to reduce unprofitable packages negatively affected top line revenue growth, it conversely had a positive impact to gross profit by reducing over supply and delivering more profitable packages. The business optimization efforts along with the reduction of fixed and variable costs, cost synergies, and reduced client credits and bad debt write-offs resulted in Shared Mail segment profit of $83.2 million from the acquisition date of March 2, 2007 to December 31, 2007.

Neighborhood Targeted

Neighborhood Targeted revenue increased 11.2% in 2007 to $480.5 million versus $432.0 million in 2006. The primary cause of this increase was additional spending within the telecommunications, financial and retail client verticals. The segment also experienced improved pricing and increased margins. Segment profit increased to $61.3 million in 2007 versus $43.5 million in 2006.

Neighborhood Targeted revenue decreased 6.4% in 2006 to $432.0 million versus $461.5 million in 2005. The major driver of this decrease was pull-backs in spending due to consolidations within the telecommunications and appliance manufacturing sectors.

FSI

In 2007, FSI revenue decreased 9.1% to $401.2 million compared to 2006. The decrease in revenue was primarily the result of an approximate 10% decline in FSI pricing, slightly offset by a small gain in market share. Cooperative FSI industry pages were flat in 2007 compared to 2006. FSI unit costs were down slightly from 2006. FSI segment profit was $20.2 million in 2007 versus $65.9 million in 2006 as a result of the 10% price decline.

In 2006, FSI revenue decreased 12.5% to $441.2 million compared to 2005. The decrease in revenue was primarily the result of a decline in average pricing of approximately 10% as the intense competitive pricing environment continued in this segment. In addition, although industry volume was up approximately 1%, a slight decline in our market share resulted in a reduction in our pages produced. FSI unit costs were down approximately 3% from 2005 as a result of reductions in the cost of paper, media insertion and printing. FSI segment profit was $65.9 million in 2006 versus $96.2 million in 2005 due primarily to pricing.

International & Services

The International & Services segment contributed revenues of $119.4 million in 2007, a 7.2% increase over $111.4 million in 2006 due to strong coupon clearing volumes in the United States and the United Kingdom and increased media activity in France and Germany. Segment profit for the year was $4.4 million, after incurring $8.4 million in non-recurring costs related to restructurings in Europe.

International & Services revenue increased 9.4% in 2006 to $111.4 million from $101.8 million in 2005. This increase was primarily the result of increased revenues from new media products in France. In addition, revenues from Canada grew as more solo preprint programs were run in 2006. Segment profit declined to $5.7 million in 2006 from $8.7 million in 2005 as the result of a $3.6 million charge relating to the close-down of the French agency business and the eSettlement business unit of NCH.

Household Targeted

The Household Targeted segment had revenues of $45.7 million in 2007, a decrease of 22.4% from $58.9 million in 2006, due to softness in solo direct mail programs and increased postal costs.

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

Financial Condition, Liquidity and Sources of Capital

We consider such factors as current assets, current liabilities, revenues, operating income, cash flows from operations, investing activities and financing activities when assessing liquidity. Our liquidity requirements arise mainly from our working capital needs, primarily accounts receivable, inventory and debt service requirements. Our senior secured credit facility and operating cash flows are our primary source of liquidity and are expected to be used for among other things interest and principal payments on debt obligations and capital expenditures necessary to support growth and productivity improvement.

The following table presents our available sources of liquidity and capital resources as of December 31, 2007:

Sources of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents				$125.2
Debt facilities:
Senior Secured Revolving Credit Facility	108.8	(1)	—	108.8
Senior Secured Delayed Draw Term Loan (2)	160		—	160.0

Total available				$394.0

(1)	Net of $11.2 million in outstanding letters of credit.
(2)	The Senior Secured Delayed Draw term loan is available until June 2008 to refinance the 2033 Secured Notes, including in the event the holders exercise their put rights in May 2008.

Sources and Uses of Cash

Cash and cash equivalents totaled $125.2 million at December 31, 2007 increasing $72.6 million from cash and cash equivalents at December 31, 2006. This net increase was a result of net cash provided by operating activities of $156.8 million and net financing activities of $1.0 billion, offset by net cash used by investing activities of $1.1 billion.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2007 was $156.8 million versus $49.8 million for the year ended December 31, 2006. The $107.0 million year-over-year increase was due to $6.7 million increased net income, $56.8 million change in non-cash charges and $43.5 million net changes in assets and liabilities as described below:

•	Non-cash charges of depreciation and amortization of tangible and intangible assets increased as a result of the ADVO acquisition;

•	Significant improvement in days sales outstanding as a result of improved collection efforts;

•	A decrease in prepaid expenses and other assets as a result of amortization of long term customer contract incentives;

•	An increase in accounts payable due to timing of vendor payments; and

•	An increase of paper inventory as a result of purchasing paper to produce the shared mail wrap product.

For the period ended December 31, 2006, net cash provided by operating activities was $49.8 million versus $116.2 million for the period ended December 31, 2005. A decrease of $44.1 million in net income along with significant changes in working capital assets and liabilities accounted for this change. The change in working capital items was primarily due to an increase in days outstanding in ROP receivables that was not fully offset by an increase in the corresponding payables to the newspaper.

Investing Activities

Net cashed used in investing activities for the year ended December 31, 2007 was $1.1 billion primarily as a result of the $1.2 billion acquisition of ADVO which was completed on March 2, 2007. See “Note 2 – Acquisition” to the Consolidated Financial Statements.

For the periods ended December 31, 2006 and 2005, net cash used in investing activities was driven primarily by the purchases and sales of auction rate securities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2007 was $1.0 billion, solely as the result of the $1.1 billion provided from our borrowings of long term debt in order to fund the acquisition of ADVO, as described below under “Current and Long-Term Debt.”

Net cash used by financing activities for the period ended December 31, 2006 was lower than the comparative 2005 period due to the suspension of our share repurchase program.

Current and Long-term Debt

As of December 31, 2007, we had outstanding $1.3 billion in aggregate indebtedness, which consisted of $100.0 million of the 2009 Secured Notes, $160.0 million of the 2033 Secured Notes, $540.0 million of the unsecured 2015 Notes (each as defined below), and $510.6 million under the senior secured term loan B portion of our senior secured credit facility. As of December 31, 2007, we had total outstanding letters of credit of approximately $11.2 million.

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

•

a seven-year term loan B in an aggregate principal amount equal to $590.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the term loan B, with the remaining balance thereafter to be paid in full on the seventh anniversary of the closing date of the term loan B at which time the remaining balance will be payable in full (the “term loan B”);

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

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit and the delayed draw term loan, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2007, we had $510.6 million outstanding under the term loan B and $108.8 million available under the revolving line of credit (after giving effect to outstanding letters of credit). Subsequent to December 31, 2007, we made an additional voluntary prepayment of $25.0 million under our term loan B, which is classified as current debt in our consolidated balance sheet as of December 31, 2007. The delayed draw term loan is available until June 2008 and the proceeds may only be used to refinance all of our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”), including in the event the holders of the 2033 Secured Notes exercise their put rights in May 2008. The terms of the incremental facility will be substantially similar to the terms of our senior secured credit facility, except with respect to the pricing of the incremental facility, which could be higher than that for the revolving line of credit and the term loan. The proceeds of the incremental facility may be used for general corporate purposes.

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

Prepayments

Subject to customary notice and minimum amount conditions, we are permitted to make voluntary prepayments without payment of premium or penalty. With certain exceptions, we are required to make mandatory prepayments on the term loans in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from any debt offering, asset sale or insurance and/or condemnation recovery (to the extent not otherwise used for reinvestment in our business or a related business) and up to 50% (with the exact percentage to be determined based upon our consolidated secured leverage ratio as defined in our credit agreement) of our excess cash flow (as defined in the credit agreement). Such mandatory prepayments will first be applied ratably to the principal installments of the term loans and second, to the prepayment of any outstanding revolving or swing-line loans, without an automatic reduction of the amount of the revolving line of credit.

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

6  5/8% Senior Secured Notes due 2009

In January 1999, we issued $100.0 million aggregate principal amount of our 6  5/8% Senior Notes due 2009 (the “2009 Secured Notes”) in a private placement transaction. We pay interest on the 2009 Secured Notes on January 15 and July 15 of each year until maturity of the notes. The Security Agreement secures our 2009 Secured Notes on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2009 Secured Notes.

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

On February 14, 2007, in contemplation of the proposed financing in connection with the acquisition of ADVO, Moody’s lowered the rating of the 2033 Secured Notes to Ba2 with a stable outlook. Similarly, S&P lowered the rating on the 2033 Secured Notes to BB- with negative implications on CreditWatch pending the closing of the financing. Both rating agencies rated the 2033 Secured Notes slightly higher than our general rating to reflect the anticipated security interest that holders of the 2033 Secured Notes received upon the closing of the ADVO acquisition. Pursuant to the indenture governing the 2033 Secured Notes, the rating by S&P triggered the right of the holders of the 2033 Secured Notes to convert these notes. However, the conversion price is out-of-the-money. Lower debt ratings may increase our cost of borrowing as well as adversely affect our access to the capital markets.

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

The indentures governing the 2009 Secured Notes, 2033 Secured Notes and the 2015 Notes contain cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us and the default results in the acceleration of such indebtedness in excess of $25.0 million. Our credit agreement contains a cross-default provision which becomes applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us in excess of $25.0 million.

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rate at 6.795% for an aggregate of $480.0 million of our variable rate debt under the term loan B portion of our senior credit facility. Under SFAS No. 133, each swap is designated as a cash flow hedge in which the fair value is recorded as an asset or liability and changes in the fair value are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the Consolidated Statement of Income as part of interest expense.

Future Commitments and Contractual Obligations

We intend to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and, to reduce our indebtedness.

As of December 31, 2007, we had authorization to repurchase an additional 6.1 million shares of our common stock under our existing share repurchase programs. No shares were repurchased during the year ended December 31, 2007 as we suspended our share repurchase program in February, 2006.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet anticipated liquidity needs, including interest and required payments of indebtedness.

Our contractual obligations as of December 31, 2007 are as follows:

	Payments due by Period
(in millions of U.S. dollars)	Total	Less Than 1 Year	1-3 Years		3-5 Years	More Than 5 Years
Debt	$1,390.4	$30.9	$111.8		$11.8	$1,235.9	(1)
Interest on debt	566.1	82.5	145.2		161.2	177.2
Operating leases	125.1	21.6	53.1		35.2	15.2
Other long-term liabilities	17.2	—	9.3	(2)	—	7.9
Unrecognized tax benefits (3)	0.3	0.3	—		—	—

	$2,099.1	$135.3	$319.4		$208.2	$1,436.2

(1)	Non-current long-term debt is included at face value.
(2)	Other long term liability relates to agreements more fully discussed in Note 7 to the Consolidated Financial Statements.
(3)	Valassis has an additional $8.8 million in gross unrecognized tax benefits for which the amount or period of related future payments cannot be reasonably estimated.

Off-balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $38.3 million for the year ended December 31, 2007, largely representing technology enhancements and payments related to new printing presses to accommodate the printing of the Shared Mail wrap. Management expects future capital expenditure requirements of approximately $35.0 million in each of 2008 and 2009 to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007. The impact of FIN 48 on Valassis’ financial statements is discussed in Note 6 –Income Taxes to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. We will adopt SFAS No. 157 when required and do not expect a material impact on our financial condition, results of operations and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on those items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 when required and do not expect a material impact on our financial condition, results of operations and liquidity.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (SFAS 160). Under the provisions of SFAS 160, a non-controlling interest in a subsidiary or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling interest in a deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the potential impact, if any, on our financial condition, results of operations and liquidity.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted, however, the effect is dependent upon acquisitions at that time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission (SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of their financial condition and results of operations, and which require them to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, “Significant Accounting Policies,” of our Consolidated Financial Statements included in Item 8. Valassis does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Revenue Recognition

Shared Mail (ADVO) – Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. Shared Mail services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the USPS. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. We provide for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of customers’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.

Neighborhood Targeted

The majority of Neighborhood Targeted products are newspaper delivered, and revenue is recognized in the period that the product is distributed. For non-newspaper-delivered products, revenue is recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

ROP revenue is recognized on the date that the advertisement runs in the newspaper. Some customers have contracts whereby we earn a transaction fee and the media costs are pass-through costs to the customer. In such cases, we only recognize the transaction fee as revenue on the date the advertisement runs in the newspaper. Customer contracts can vary, which may lead to material changes in revenue recognized for this segment, while not materially affecting absolute gross margin dollars.

FSI

Revenue from FSIs and custom cooperative FSIs is recognized in the period that the product is distributed in the newspaper or shared mail. In accordance with industry practice, we generally pre-bill FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments is made at the time that the related revenue is recognized.

International & Services

Revenue for coupon clearing does not include the face value of the coupons processed or the retailer service fee. However, customers are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

Household Targeted

Revenue for solo direct-mail products is recognized when the product is accepted by the USPS for insertion into the mail stream. In most cases, postage costs are passed through directly to the customer and are not recognized as revenue. Revenues from software products are recognized per installation, and revenues from services are recognized on a percent-complete method.

Stock Compensation – We grant stock options to our employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. Effective January 1, 2006, we account for all options under SFAS No. 123R, “Share-Based Payment,” and utilizes the Black-Scholes valuation model, which requires us to make various estimates in calculating expense as required by SFAS No. 123R. See Note 9 of “Notes to Consolidated Financial Statements” included in Item 8. for additional discussion of significant valuation assumptions.

Customer Contract Incentives – We occasionally provide upfront cash incentives to key customers to secure the value of a long-term contract. The cost of such incentives are capitalized and amortized as a reduction to revenue over the life of the customer contract to match the associated value of the contract.

Accounting for Income Taxes – As part of the process of preparing financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure along with assessing the temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. Changes in tax laws, statutory tax rates, and estimates of our future taxable income levels could result in the realization of deferred tax assets being materially different from amounts provided for in the consolidated financial statements. See Note 6 of Notes to Consolidated Financial Statements included in Item 8.

Reserves for taxes are established for taxes that may become payable in future years as a result of audits by tax authorities. These tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect Valassis’ potential liability for additional taxes, such as conclusion of tax audits, identification of new issues, changes in federal or state laws or interpretations of the law.

Derivative Financial Instruments – We use derivative financial instruments, including forward foreign exchange and interest rate swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates exposure to these risks with the intent of reducing the risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. Under SFAS 133, all derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings.

We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Effective derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2007, 2006 or 2005.

Other Matters – We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

BUSINESS OUTLOOK

The following statements are based on current expectations for 2008. These statements are forward-looking and are subject to a number of factors and uncertainties and actual results may differ materially. See the introductory paragraph to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. “Risk Factors.”

Management expects low- to mid-single digit revenue growth in 2008 as compared to full year 2007 pro forma revenue of $2.5 billion, which includes 2007 revenue from ADVO prior to the March 2, 2007 acquisition. Revenue growth is expected to accelerate in the second half of 2008. Capital expenditures are planned to be $35 million in 2008.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.

Interest Rates

Our borrowings under our credit agreement are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively converted an aggregate of $480.0 million, or 94%, of our total variable rate debt, to a fixed rate debt. As of December 31, 2007, an aggregate principal amount of $30.6 million outstanding under the secured term loan B portion of the senior secured credit facility was subject to interest rate volatility.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of coupon clearing in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2007, we had a commitment to purchase $1.5 million in Mexican pesos over the next five months.

Item 8.	Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006
Assets

Current assets:
Cash and cash equivalents	$125,239	$52,619
Auction-rate securities	—	102,533
Accounts receivable (less allowance for doubtful accounts of $16,460 at Dec. 31, 2007 and $5,001 at Dec. 31, 2006)	515,490	339,079
Inventories	43,591	25,834
Prepaid expenses and other	19,379	16,681
Deferred income taxes (Note 6)	—	1,789
Refundable income taxes	6,553	3,957

Total current assets	710,252	542,492

Property, plant and equipment, at cost:
Land and buildings	79,662	55,723
Machinery and equipment	227,141	142,085
Office furniture and equipment	176,425	61,903
Automobiles	221	216
Leasehold improvements	22,934	2,949

	506,383	262,876
Less accumulated depreciation and amortization	(201,832)	(153,490)

Net property, plant and equipment	304,551	109,386

Intangible assets (Note 3):
Goodwill	897,569	173,134
Other intangibles	331,555	35,555

	1,229,124	208,689
Less accumulated amortization	(83,195)	(75,280)

Net intangible assets	1,145,929	133,409

Investments	7,159	4,899
Other assets	22,562	11,240

Total assets	$2,190,453	$801,426

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt	$30,900	$—
Accounts payable	333,749	268,834
Accrued interest	18,157	3,307
Accrued compensation and benefits	51,951	23,671
Accrued other expenses	58,553	17,150
Progress billings	45,616	49,258
Deferred income taxes (Note 6)	2,470	—

Total current liabilities	541,396	362,220

Long-term debt (Note 4)	1,279,640	259,931

Other non-current liabilities	29,026	8,195
Deferred income taxes (Note 6)	120,500	3,506

Stockholders’ equity (Notes 9 and 10):
Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at Dec. 31, 2007 and Dec. 31, 2006
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,416,039 at Dec. 31, 2007 and 63,264,925 at Dec. 31, 2006; outstanding 47,935,022 at Dec. 31, 2007 and 47,783,908 at Dec. 31, 2006	634	633
Additional paid-in capital	51,482	44,225
Retained earnings	692,263	638,209
Accumulated other comprehensive (loss)/income	(4,261)	4,734
Treasury stock, at cost (15,481,017 shares at Dec. 31, 2007 and 15,481,017 shares at Dec. 31, 2006)	(520,227)	(520,227)

Total stockholders’ equity	219,891	167,574

Total liabilities and stockholders’ equity	$2,190,453	$801,426

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars, except per share data)	2007	2006	2005
Revenues	$2,242,171	$1,043,491	$1,131,043

Costs and expenses:
Cost of sales	1,714,181	789,588	836,331
Amortization of intangible assets	7,915	556	599
Selling, general and administrative	354,305	151,358	142,656

Total costs and expenses	2,076,401	941,502	979,586

Earnings from operations	165,770	101,989	151,457

Other expenses and income:
Interest expense	84,915	24,749	10,927
Interest income	(5,333)	(4,766)	(1,786)
Other (income) and expenses, net	(2,672)	(1,532)	(3,909)

Total other expenses and income	76,910	18,451	5,232

Earnings before income taxes	88,860	83,538	146,225

Income taxes	30,858	32,256	50,829

Net earnings	$58,002	$51,282	$95,396

Net earnings per common share, basic	$1.21	$1.07	$1.93

Net earnings per common share, diluted	$1.21	$1.07	$1.90

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total	Total Compre- hensive Income

Balances at Dec. 31, 2004	$631	$25,996	$491,531	$(381,437)	$3,785	$140,506
Net earnings			95,396			95,396	$95,396
Other comprehensive income:
Foreign currency translation							(2,577)
Loss on hedging contracts							(21)
Accrued interest on auction- rate securities							139

Total comprehensive income							$92,937

Stock repurchase		6,705		(175,743)		(169,038)
Exercise of stock options		3,785		33,580		37,365
Deferred compensation		(710)				(710)
Stock grants	1	2,401				2,402
Other comprehensive (loss)/income					(2,396)	(2,396)

Balances at Dec. 31, 2005	632	38,177	586,927	(523,600)	1,389	103,525
Net earnings			51,282			51,282	$51,282
Other comprehensive income:
Foreign currency translation							3,143
Gain on hedging contracts							31
Accrued interest on auction- rate securities							100

Total comprehensive income							$54,556

Stock repurchase		(1,525)		(2,379)		(3,904)
Exercise of stock options		490		5,752		6,242
Deferred compensation		(370)				(370)
Stock grants	1	1,953				1,954
Stock option expense		5,500				5,500
Other comprehensive income (loss)					3,345	3,345

Balances at Dec. 31, 2006	633	44,225	638,209	(520,227)	4,734	167,574
Net earnings			58,002			58,002	$58,002
Other comprehensive income:
Foreign currency translation							1,981
Loss on hedging contracts, net of tax							(10,527)
Accrued interest on auction- rate securities, net of tax							(240)

Total comprehensive income							$49,216

FIN 48 adjustment			(3,948)			(3,948)
Exercise of stock options
Deferred compensation		(563)				(563)
Stock grants	1	2,303				2,304
Stock option expense		5,517				5,517
Other comprehensive income					(8,995)	(8,995)

Balances at Dec. 31, 2007	$634	$51,482	$692,263	$(520,227)	$(4,261)	$219,891

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006	2005
Cash flows from operating activities:
Net earnings	$58,002	$51,282	$95,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	54,592	14,374	15,374
Amortization of intangibles	7,915	556	599
Amortization of bond discount	3,484	215	453
Provision for losses on accounts receivable	5,290	1,128	346
Writedown of impaired assets	3,063	2,136	—
Gain on equity investments	(2,040)	(407)	(300)
Stock-based compensation charge	7,258	7,083	1,654
Loss on sale of property, plant and equipment	246	—	36
Deferred income taxes	3,648	1,569	4,201
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	3,411	(66,344)	(9,285)
Inventories	(11,613)	(599)	2,381
Prepaid expenses and other	9,013	(4,174)	3,592
Other assets	25,946	(7,067)	1,968
Other liabilities	(17,993)	105	(272)
Accounts payable	29,023	53,138	(16,128)
Accrued interest and expenses	(8,702)	(5,053)	(2,196)
Income taxes	249	(3,080)	5,862
Progress billings	(13,960)	4,944	12,508

Total adjustments	98,830	(1,476)	20,793

Cash flows provided from operating activities	$156,832	$49,806	$116,189

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006	2005
Cash flows from investing activities:

Additions to property, plant and equipment	$(30,545)	$(16,256)	$(24,666)
Replacement equipment reimbursed by insurance companies from damage claims	—	—	(6,268)
Purchases of auction rate securities	(156,335)	(629,091)	(341,929)
Proceeds from auction rate securities	258,869	598,589	372,765
Acquisition of ADVO, net of cash acquired	(1,187,874)	—	—
Investments and advances to affiliated companies	(1,000)	(4,000)	—
Other	(604)	202	231

Net cash (used in) provided by investing activities	(1,117,489)	(50,556)	133

Cash flows from financing activities:

Borrowings of long-term debt	1,130,000	—	—
Payment of debt issue costs	(19,212)	—	—
Repayment of long-term debt	(79,425)	(14,440)	—
Proceeds from issuance of common stock	—	5,752	33,580
Purchase of treasury shares	—	(3,913)	(169,037)

Net cash provided by (used in) financing activities	1,031,363	(12,601)	(135,457)

Effect of exchange rate changes on cash	1,914	1,650	(1,759)

Net increase (decrease) in cash and cash equivalents	72,620	(11,701)	(20,894)

Cash and cash equivalents at beginning of the year	52,619	64,320	85,214

Cash and cash equivalents at end of the year	$125,239	$52,619	$64,320

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$65,528	$24,749 *	$10,205
Cash paid during the year for income taxes	$24,444	$36,536	$43,070
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$2,304	$1,954	$2,402
Acquisition of capital assets in accounts payable	$7,757	—	—

*	Includes cash paid during the year for swap and swaption contracts of $13,751 related to the ADVO transaction.

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Valassis Communications, Inc. (Valassis) and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The Company’s investments in joint ventures which are not “majority owned” or controlled are accounted for under the equity method. The Company’s portion of the earnings or losses in the joint ventures is recorded on the “Consolidated Statements of Income.”

REVENUE RECOGNITION

•	Revenue for newspaper-delivered promotions is recognized in the period the product is distributed in the newspaper.

•

In accordance with industry practice, Valassis generally pre-bills FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period.

•	Products and services not distributed via newspapers are recognized in revenue when the product is shipped, accepted by the USPS or the service is performed.

•

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table reconciles reported net income to pro forma net income as if we accounted for stock options under the fair value method of SFAS No. 123 in 2005. (See Note 9 for additional disclosures).

YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2005
Net income, as reported	$95,396

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,076

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995, net of related tax effects	(19,930)

Pro forma net income	$76,542

Earnings per share:
Basic—as reported	$1.93
Basic—pro forma	$1.55

Diluted—as reported	$1.90
Diluted—pro forma	$1.53

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

COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of changes in the fair value of effective derivative instruments, foreign currency translation and accrued interest from ARS as set forth in the table below.

	DECEMBER 31,
(in thousands of U.S. dollars	2007	2006
Derivative instruments	$(10,372)	$237
Foreign currency translation	6,111	4,130
Accrued interest on ARS	—	367

Total accumulated other comprehensive (loss) income	$(4,261)	$4,734

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Valassis adopted FIN 48 effective January 1, 2007. The impact of FIN 48 on Valassis’ financial statements is discussed in Note 6 – Income Taxes to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. We adopted SFAS No. 157 when required and do not expect a material impact on our financial condition, results of operations and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on those items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 when required and do not expect a material impact on our financial condition, results of operations and liquidity.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (SFAS 160). Under the provisions of SFAS 160, a non-controlling interest in a subsidiary or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling interest in a deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the potential impact, if any, of SFAS 160 on our financial condition, results of operations and liquidity.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted; however, the effect will be dependent upon acquisitions at that time.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject Valassis to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographies. One customer, Procter & Gamble, accounted for slightly more than 10% of Valassis’ consolidated revenues during the years ended December 31, 2006 and 2005 and no single customer accounted for more than 10% of Valassis’ consolidated revenues during the year ended December 31, 2007. Generally, we do not require collateral or other security to support customer receivables.

Valassis’ debt is also a financial instrument with the estimated fair market value of the debt at $94.2 million below carrying value as of December 31, 2007 and $8.8 million below carrying value at December 31, 2006. See Note 4 for additional fair value disclosure. The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term nature of these items.

(2) ACQUISITION

Valassis completed the acquisition of ADVO, Inc. (ADVO) on March 2, 2007 for approximately $1.2 billion, including the refinancing of approximately $125 million in existing ADVO debt, which was financed with debt as more fully described in Note 4 Long-Term Debt. The results of ADVO’s operations have been included in our Consolidated Financial Statements since the acquisition date. ADVO was one of the country’s leading direct mail companies, distributing direct advertising products on a weekly basis primarily through the United States Postal Service. The acquisition of ADVO including its national shared mail distribution network allows the combined company to offer clients unique, diverse and complete media plans for their value-oriented advertising content.

The acquisition was accounted for as a purchase in accordance with SFAS 141, “Business Combinations.” The total purchase price reflects transaction costs and is net of cash acquired. Amounts allocated to the assets acquired and liabilities assumed are based upon estimates of fair value as of the acquisition date, in accordance with SFAS 141.

The purchase price allocation for the acquisition is preliminary with respect to finalization of intangible asset and fixed asset valuations and integration accrual. As of December 31, 2007, the final valuation of certain tax contingencies and other items has not been resolved. The preliminary allocation of the purchase price for the acquisition was made to the following major opening balance sheet categories:

(in thousands of U.S. dollars)	March 2, 2007
Current assets, net of cash	$222,369
Property, plant and equipment	214,695
Goodwill	724,435
Intangible assets	296,000
Other non-current assets	20,035

Total assets acquired	$1,477,534

Current liabilities	$124,896
Non-current liabilities	164,764

Total liabilities assumed	$289,660

Total purchase price, net of cash acquired	$1,187,874

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The operating results for ADVO are included in the accompanying consolidated statements of operations from March 2, 2007, the date of acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the ADVO acquisition had occurred on January 1, 2007 and January 1, 2006, respectively.

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars, except for share amounts)	2007 (1)	2006 (2)
Revenue	$2,465,674	$2,504,701
Earnings from operations	135,409	111,006
Net earnings	30,223	6,365
Basic earnings per share	$0.63	$0.13
Diluted earnings per share	$0.63	$0.13

(1)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.
(2)	Results include $42.7 million in one-time costs related to the acquisition of ADVO by Valassis.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of ADVO been completed as of the beginning of the periods presented. In addition, the pro forma results do not purport to project our future results.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(3) GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Dec. 31, 2007	Unamortized Balance at Dec. 31, 2006		Weighted Average Useful Life (in years)
Amortizable intangible assets	$183,455	$(10,390)	$173,065		19.2

Non-amortizable intangible assets:
Goodwill:
FSI			18,257
Neighborhood Targeted			5,325
Household Targeted			32,642
International & Services			64,864
Shared Mail (ADVO)			724,435
The Valassis name and Other			11,341
ADVO trade names and trademarks			116,000

Total non-amortizable intangible assets			$972,864	(1)

Consolidated net intangible assets			$1,145,929

(1)	Includes impairment charge of $51.3 million taken in the fourth quarter of 2002.

Valassis performed impairment tests based on discounted cash flow analysis at December 31, 2007, 2006 and 2005, concluding no impairment of goodwill had occurred as of these dates and no events had occurred during the respective years that would indicate an impairment of such assets had taken place.

Amortizable intangible assets include non-compete agreements and corporate logos, as well as customer mailing lists and relationships acquired with the ADVO acquisition in 2007. The associated amortization expense was approximately $7.9 million, $0.6 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization related to these intangible assets is expected to be approximately $9.2 million in 2008, $9.0 million in 2009, 2010, 2011, 2012 and $127.8 million thereafter.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(4) LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	DECEMBER 31,
	2007	2006
Senior Secured Revolving Credit Facility	$—	$—
6 5/8% Senior Secured Notes due 2009, net of discount	99,965	99,931
Senior Secured Convertible Notes due 2033, net of discount	160,000	160,000
8 1/4% Senior Notes due 2015	540,000	—
Senior Secured Term Loan B	510,575	—
Senior Secured Delayed Draw Term Loan	—	—

	$1,310,540	$259,931
Less current portion	30,900	—

Total long-term debt	$1,279,640	$259,931

CREDIT FACILITY AND PUBLIC DEBT

Current and Long-term Debt

As of December 31, 2007, we had outstanding $1.3 billion in aggregate indebtedness, which consisted of $100.0 million of the 2009 Secured Notes, $160.0 million of the 2033 Secured Notes, $540.0 million of the unsecured 2015 Notes (each as defined below), and $510.6 million under the senior secured term loan B portion of our senior secured credit facility. As of December 31, 2007, we had total outstanding letters of credit of approximately $11.2 million.

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

•

a seven-year term loan B in an aggregate principal amount equal to $590.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the term loan B, with the remaining balance thereafter to be paid in full on the seventh anniversary of the closing date of the term loan B at which time the remaining balance will be payable in full (the “term loan B”);

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit and the delayed draw term loan, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2007, we had $510.6 million outstanding under the term loan B and $108.8 million available under the revolving line of credit (after giving effect to outstanding letters of credit). Subsequent to December 31, 2007, we made an additional voluntary prepayment of $25.0 million under our term loan B, which is classified as current debt in our consolidated balance sheet as of December 31, 2007. The delayed draw term loan is available until June 2008 and the proceeds may only be used to refinance all of our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”), including in the event the holders of the 2033 Secured Notes exercise their put rights in May 2008. The terms of the incremental facility will be substantially similar to the terms of our senior secured credit facility, except with respect to the pricing of the incremental facility, which could be higher than that for the revolving line of credit and the term loan. The proceeds of the incremental facility may be used for general corporate purposes.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

On February 14, 2007, in contemplation of the proposed financing in connection with the acquisition of ADVO, Moody’s lowered the rating of the 2033 Secured Notes to Ba2 with a stable outlook. Similarly, S&P lowered the rating on the 2033 Secured Notes to BB- with negative implications on CreditWatch pending the closing of the financing. Both rating agencies rated the 2033 Secured Notes slightly higher than our general rating to reflect the anticipated security interest that holders of the 2033 Secured Notes received upon the closing of the ADVO acquisition. Pursuant to the indenture governing the 2033 Secured Notes, the rating by S&P triggered the right of the holders of the 2033 Secured Notes to convert these notes. However, the conversion price is out-of-the-money.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated interest rate swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rate at 6.795% for an aggregate of $480.0 million of our variable rate debt under the term loan B portion of our senior credit facility. Under SFAS No. 133, each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and changes in the fair value are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense.

The estimated fair market value of our debt was $94.2 million and $8.8 million below carrying value as of December 31, 2007 and December 31, 2006, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The fair market value of convertible debt was estimated using theoretical value as determined through the binomial model. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on our ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of our property.

(5) PROFIT SHARING AND BONUS PLANS

Valassis has discretionary profit sharing and team achievement dividend/bonus plans covering substantially all domestic salaried and hourly employees. Upon acquiring ADVO, Valassis assumed ADVO’s qualified defined contribution plans. These plans feature both employee and employer matching contributions. Effective January 1, 2008, the ADVO plans were merged into the Valassis Employees’ Retirement Savings Plan and legacy ADVO associates became eligible to participate in the combined plan.

Expenses under the aforementioned plans were as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006	2005
Profit sharing plan	$9,497	$2,801	$5,778

Bonus plans for salaried, sales and hourly personnel	21,559	9,054	15,406

Bonus plan for executives	1,817	782	2,417

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(6) INCOME TAXES

The components of earnings before income taxes for our domestic and foreign operations are as follow:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006	2005
Pre-tax income (loss):
United States	$93,669	$84,541	$146,573
Foreign	(4,809)	(1,003)	(348)

	$88,860	$83,538	$146,225

Income taxes have been charged to earnings as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006	2005
Current:
Federal	$16,495	$28,619	$42,543
Foreign	640	1,030	1,310
State	2,639	1,091	2,199

Total current taxes	$19,774	$30,740	$46,052

Deferred:
Federal	$12,062	$3,763	$4,867
Foreign	(2,303)	(2,305)	(261)
State	1,325	58	171

Total deferred taxes	$11,084	$1,516	$4,777

Total income taxes	$30,858	$32,256	$50,829

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $15.1 million and $17.0 million at December 31, 2007 and December 31, 2006, respectively. As such, we have not provided U.S. income taxes on these earnings. The quantification of deferred taxes, if any, associated with permanently reinvested earnings is not practicable.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006	2005
Expected income tax expense at statutory rate	$31,101	$29,238	$51,179

Increase (decrease) in taxes resulting from:

ADVO acquisition expenses	(1,155)	5,652	—

Domestic production activities	(1,472)	(735)	(1,120)

Valuation allowance	578	(247)	—

State and local income taxes, net of federal benefit	2,577	746	2,370

Tax credits	(847)	(859)	(1,582)

Tax exempt interest income	(804)	(1,533)	(906)

Other items, net	880	(6)	888

Income tax expense	$30,858	$32,256	$50,829

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and liabilities are as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2007	2006
Long-term deferred income tax (liabilities) assets:

Intangibles	$(110,056)	$—
Depreciation on plant and equipment	(49,216)	(8,476)
Deferred compensation	7,267	3,187
Operating loss and credit carryforward	10,144	5,167
Convertible notes	—	(11,378)
Stock compensation	907	3,078
Consulting agreement	—	235
Partnership losses	3,436	3,594
Investment impairments	3,359	2,769
Prepaid rent	—	434
Foreign	638	782
Acquisition costs	14,093	—
Interest rate swaps	6,032	—
Accrued expense	946	—
Allowance for uncollectible accounts	627	—
Prepaid assets	380	—
Other reserves	7,108	131

Long-term deferred income tax assets	(104,335)	(477)

Valuation allowance	(16,165)	(3,029)

Net long-term deferred income tax (liabilities) assets	$(120,500)	$(3,506)

Current deferred income tax (liabilities) assets:

Inventory	$640	$560
Accrued expense	8,102	961
Allowance for uncollectible accounts	9,598	1,405
Other reserves	302	(85)
Prepaid expense	(2,426)	(1,052)
Convertible notes	(15,286)	—
Intangibles	(3,547)	—
Consulting agreement	147	—

Total current deferred income tax (liabilities) assets	$(2,470)	$1,789

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Our net deferred tax (liabilities) assets are summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006
Total deferred tax assets	$83,461	$21,644
Total deferred tax liabilities	(206,431)	(23,361)

Net deferred income tax (liabilities) assets	$(122,970)	$(1,717)

For financial statement purposes, the tax benefits of net operating loss and credit carry forwards are recognized as a deferred tax asset, subject to appropriate valuation allowances when we determine that the likelihood of recovering the deferred tax asset falls below the “more likely than not” threshold. We evaluate our net operating loss and credit carryforwards on an ongoing basis. With respect to our tax carryforwards as of December 31, 2007, our deferred tax assets are shown below:

(in thousands of U.S. dollars)	Value	Carryforward Period	Expiration
Alternative minimum tax credit	$39	Indefinite	—
Foreign net operating losses	6,414	Indefinite	—
Foreign net operating losses	683	15 years	2022
State tax credits	3,047	15 years	2022

As of December 31, 2007, a valuation allowance of $2.9 million relates to net operating loss carry forwards associated with foreign operating losses. A valuation allowance of $13.2 million exists for ADVO’s capitalized costs associated with our acquisition.

On January 1, 2007, we adopted FIN48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition and measurement standards for the disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, the company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit. As a result of adopting FIN48 and applying it to the reserves of both Valassis and ADVO, we recognized a cumulative increase in our liability for unrecognized tax benefits.

Upon adoption of FIN 48 as of January 1, 2007, we recorded a decrease to retained earnings of $3.9 million as a cumulative effect of a change in accounting principle with a corresponding increase to the liability for uncertain tax positions. At January 1, 2007, we had $6.6 million of total gross unrecognized tax benefits, which would provide a favorable impact of $4.4 million to the effective income tax rate in future periods if recognized. At December 31, 2007, the amount of gross unrecognized tax benefits was $9.1 million and the amount that would favorably affect the effective income tax rate in future periods was $2.8 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances for the total amounts of gross unrecognized tax benefits is as follows (in thousands):

(in thousands of U.S. dollars)
Gross unrecognized tax benefits at January 1, 2007	$6,581
Gross increases for ADVO benefits as of March 2, 2007	7,043
Gross increases in tax positions for prior years	—
Gross decreases in tax positions for prior years	—
Gross increases in tax position for current year	617
Settlements	(2,544)
Lapse of statute of limitations	(2,572)

Gross unrecognized tax benefits at December 31, 2007	$9,125

We file tax returns in various federal, state, and local jurisdictions. In many cases, our liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction, including the years ending December 31, 2007 for Valassis and March 2, 2007 for ADVO:

JURISDICTION	VCI	ADVO
United States	2003 – 2007	09/02 - 2007
California	2003 – 2007	09/03 - 2007
Connecticut	2000 – 2007	09/04 - 2007
Illinois	2004 – 2007	09/04 - 2007
Kansas	2003 – 2007	09/04 - 2007
Massachusetts	2004 – 2007	09/02 - 2007
North Carolina	2003 – 2007	09/04 - 2007
Pennsylvania	2003 – 2007	09/03 - 2007
Texas	2003 – 2007	09/03 - 2007

Prior to December 31, 2008, we anticipate that several events may occur that could have a significant effect on the liabilities for unrecognized tax benefits as reported. These anticipated events include the settlement or payment of ongoing state audits and the closure of negotiations in connection with historic state planning positions. These events if occurred would result in a decrease in our liability for unrecognized tax benefits of $2.5 million to $2.8 million—which includes ADVO reserve values that will reverse against goodwill. Further effects could be recognized as we completes routine process studies, but we do not have sufficient data to estimate the impact of these changes at this time.

Our policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items below the line as part of income tax expense. This accounting policy does not represent a change in policy from prior periods. We accrued $1.1 million in gross interest for the twelve month period ended December 31, 2007. We had recorded $2.4 million in gross interest and $0.5 million in penalties as of January 1, 2007 and $1.4 million in gross interest and $0.3 million in penalties as of December 31, 2007.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(7) COMMITMENTS

Total operating lease rentals, for various office space, charged to expense were $26.9 million, $9.0 million and $9.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2007 are as follows:

Year Ending December 31,	(in thousands of U.S. dollars)
2008	$21,609
2009	18,444
2010	17,518
2011	17,084
2012	14,626
Thereafter	35,798

$125,079

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

(in thousands of U.S. dollars)
Year Ended	Base Salary	Maximum Cash Bonus
Dec. 31, 2008	$2,614	$2,614
Dec. 31, 2009	2,380	1,600
Dec. 31, 2010	1,280	500
Dec. 31, 2011	1,280	500
Dec. 31, 2012	890	500
Thereafter	2,170	—

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain earnings per share and/or sales and cost targets. We also provide stock options and restricted stock grants to certain executives (See Note 9).

Upon acquiring ADVO, Valassis assumed its three agreements with International Business Machines (“IBM”) to provide systems application, development and maintenance, a customer support center and client server management services. The agreements extend through December 31, 2012 and allow for cancellation. Two of the agreements can be terminated beginning January 1, 2007, subject to certain termination charges ranging from $2.2 million to $0.3 million depending on the year in which the cancellation becomes effective. The third agreement can be terminated beginning on January 1, 2009 subject to termination charges ranging from $0 to $30.5 million, depending on the Company’s spending with IBM over the contract period. Future commitments for the non-cancellable portion of the agreements are $9.3 million for 2009.

(8) CONTINGENCIES

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed a response on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al. , Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007 and the defendants’ responsive pleading was filed November 13, 2007. At this time, the parties are awaiting a hearing date from the court.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Valassis is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

(9) STOCK COMPENSATION PLANS

Valassis’ Amended and Restated 1992 Long-Term Incentive Plan authorized option grants for the issuance of a maximum of 13,045,921 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest based on price targets and/or terms up to five years from date of grant. This plan expired in 2007; no additional options may be issued under this plan.

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

Valassis’ 2002 Long-Term Incentive Plan authorizes option grants for the issuance of 3,500,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

Upon acquiring ADVO, Valassis assumed the ADVO, Inc. 2006 Incentive Compensation Plan, as Amended (“2006 Plan”), which had been approved by the stockholders of ADVO. No awards may be granted under the 2006 Plan to any individual who was an employee of Valassis at the date of the ADVO acquisition. Awards under the 2006 Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as deemed appropriate. Subject to termination of employment and except as otherwise provided in the 2006 Plan, the terms of the options may not exceed ten years, are not transferable other than on death, and fully vest over terms up to five years from date of grant. The option price shall not be less than the fair market value of the common stock on the date of grant.

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

At December 31, 2007, there were outstanding options among 2,290 participants for the purchase of 7,109,503 shares and there were 8,193,463 shares available for grant, 7,509,831 of which are under the former ADVO, Inc. 2006 Plan and may not be awarded to associates employed by Valassis at the time of the acquisition.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following options to purchase our common shares were outstanding under our applicable plans on December 31, 2007.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of Dec. 31, 2007	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Exercisable As of Dec. 31, 2007	Weighted-Average Exercise Price
$ 5.01 - $15.00	1,180,834	8.9	$11.60	65,004	$14.50
$15.01 - $25.00	445,669	4.7	$20.41	328,687	$21.11
$25.01 - $35.00	3,738,427	4.9	$29.28	2,942,484	$29.50
$35.01 - $46.00	1,744,573	3.3	$36.21	1,765,873	$36.20

	7,109,503	5.2	$27.49	5,102,048	$31.09

A summary of Valassis’ stock option activity for the years ended December 31, 2007, 2006 and 2005, is as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Shares	Weighted Average per Share Exercise Price	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	6,435,036	$30.90	6,448,022	$31.00
Granted	1,310,800	$12.11	768,500	$28.04
Exercised	—		(246,451)	$23.60
Forfeited/Expired	(636,333)	$30.34	(535,035)	$31.89

Outstanding at end of year	7,109,503	$27.49	6,435,036	$30.90

Options exercisable at year end	5,102,048	$31.09	5,112,746	$31.70

	Year Ended December 31, 2005
	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	7,616,831	$30.29
Granted	1,145,592	$36.49
Exercised	(929,356)	$25.92
Forfeited/Expired	(1,385,045)	$35.07

Outstanding at end of year	6,448,022	$31.00

Options exercisable at year end	5,404,886	$31.61

The incremental stock-based compensation expense resulting from the adoption of SFAS 123R was $5.5 million ($3.6 million, net of tax) for each of the years ended December 31, 2007 and 2006. The portion of this expense related to options granted prior to the adoption of SFAS 123R was $3.1 million and $4.3 million for the years ended December 31, 2007 and 2006, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The intrinsic value of options exercised (the amount by which the market price of the Company’s stock on the date of exercise exceeded the exercise price) was $1.4 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively. There were no options exercised in the year ended December 31, 2007. Based on the market price of the Company’s stock at December 31, 2007 ($11.69), the intrinsic value of options outstanding at December 31, 2007 is $1.4 million. There is no intrinsic value of options exercisable at December 31, 2007.

As of December 31, 2007, there was a total of $8.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.1 years.

As discussed more fully in Note 1, we adopted SFAS No. 123R effective January 1, 2006. Valassis had previously elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Because the exercise price of our employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. All options were granted with exercise prices equal to market value at the date of grant in 2007, 2006 and 2005.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if Valassis had accounted for its employee stock options under the fair value method of that Statement.

The weighted average fair value per option at date of grant during 2007, 2006 and 2005 was $4.72, $10.65 and $11.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2007	2006	2005
Expected option life	6 years	6 years	6 years
Expected annual volatility	29%	29%	31%
Risk-free interest rate	4.5%	4.8%	4.2%
Dividend yield	0%	0%	0%

A table illustrating the effect on net income and earnings per share for 2005 as if the Black-Scholes fair value method had been applied to long-term incentive plans is presented in Note 1.

The pro forma effects in 2005 are not necessarily indicative of future pro forma adjustments. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Employee and Director Restricted Stock Award Plan

In May 2005, our shareholders approved the 2005 Employee and Director Restricted Stock Award Plan to replace the then existing plan which expired on May 20, 2006. A total of 150,000 shares of restricted stock has been reserved for this plan. 79,864 and 23,250 shares under this plan were granted to employees during the years ended December 31, 2007 and 2006, respectively. The average fair value of these restricted stock grants was $14.50 and $29.09, respectively. Pre-tax expense related to these grants was $0.7 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively. Also during 2007 and 2006, a portion of total payments to our outside directors was paid in restricted stock from this plan with a total value of approximately $0.1 million in each year.

The prior Employee and Director Restricted Stock Award Plan authorized the grant of restricted stock to executives and to non-employee directors. A total of 300,000 shares of restricted stock were reserved for this plan. Pursuant to employment agreements between Valassis and certain executives, 13,500 shares of restricted stock were issued to such executives in 2005. The average fair value of these restricted stock grants in 2005 was $35.01 per share. Pre-tax compensation expense related to this plan for the years ended December 31, 2007, 2006 and 2005 was approximately $0.4 million, $0.2 million and $0.4 million, respectively. Also during 2005, a portion of the total payments to our outside directors was paid in restricted stock from this plan, with a total value of approximately $0.1 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Executive Restricted Stock Plan

In May 2005, our shareholders approved the 2005 Executive Restricted Stock Plan to replace the Executive Restricted Stock Plan, which provides for the grant of restricted stock, with a minimum of one-year vesting, to certain executives. The maximum number of restricted shares that are authorized under this plan is 150,000 shares, provided that not more than 60% of such shares are awarded to any one participant. 22,500 and 39,000 shares of restricted stock were granted under this plan in 2007 and 2006, with a fair value at the date of grant of $14.50 and $29.07, respectively. Pre-tax compensation expense related to the plan for the years ended December 31, 2007 and 2006 was $0.3 million and $0.4 million, respectively.

The former Executive Restricted Stock Plan provided for the grant of restricted stock, with a minimum one-year vesting, to certain executives. The maximum number of restricted shares that had been allowed under this plan was 375,000, provided that not more than 60% of such shares were awarded to any one participant. Pursuant to an employment agreement between Valassis and the Chief Executive Officer, Alan F. Schultz, 22,500 shares of restricted stock with an average fair value at the date of grant of $35.01 per share, were issued to such executive in 2005. Pre-tax compensation expense related to the plan for years ended December 31, 2007, 2006 and 2005 was approximately $0.1 million, $0.2 million and $0.7 million, respectively.

Employee Stock Purchase Plan

All domestic full-time employees are eligible to participate in our Employee Stock Purchase Plan. The plan provides that participants may authorize Valassis to withhold a portion of earnings to be used to purchase our common stock at prevailing market prices. Under the plan, Valassis contributed on behalf of each participant 25% of the participant’s contributions during the year. The value of our common stock contributed by Valassis and expensed totaled approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(10) STOCKHOLDERS’ EQUITY

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

In addition, as of December 31, 2007, Valassis had authorization to repurchase an additional 6.1 million shares of its common stock under its existing share repurchase programs. Valassis did not repurchase any shares during the year ended December 31, 2007 and repurchased 0.1 million shares and 4.6 million shares during the years ended December 31, 2006 and 2005, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(11) FOREIGN CURRENCY AND DERIVATIVE INSTRUMENTS

Valassis uses derivative financial instruments, including forward foreign exchange and swap contracts, to manage its exposures to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates our exposure to these risks with the intent of reducing the risks and the variability of our operating results. Valassis is not a party to leveraged derivatives and does not enter into derivative financial instruments for trading or speculative purposes. Under SFAS 133, all derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings.

Valassis formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2007, 2006 or 2005.

Interest Rates

In fiscal year 2007, Valassis entered into two interest rate swap agreements to fix the interest rate of our variable rate debt under the term loan B portion of our senior secured credit facility. Under SFAS No. 133, each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and the changes in the fair value are recorded as a component of other comprehensive income. As of December 31, 2007, the fair value of these interest rate swaps was a liability of $16.4 million. The following table presents the notional amount of interest rate swaps by class:

(in thousands)
Financial Instrument	Hedge Type	Notional Amount	Start Date	Maturity Date
Floating to fixed	Cash Flow	$300,000	4/4/2007	12/31/2010
Floating to fixed	Cash Flow	$180,000	6/29/2007	12/31/2010

Foreign Currency

The functional currencies for Valassis’ foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis, the impact for 2007 was an increase of $2.0 million.

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound and the Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Historically, Valassis had purchased the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2007, Valassis had a commitment to purchase $1.5 million in Mexican pesos over the next 5 months.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(12) SEGMENT REPORTING

Valassis has five reportable segments, Shared Mail (ADVO), Neighborhood Targeted, Free-standing Inserts (FSI), International & Services and Household Targeted. We previously reported our Run of Press (ROP) business as a separate segment. Due to the similarity in sales and operational processes and the newly-combined sales and general management, we aggregated ROP into the Neighborhood Targeted Segment effective January 1, 2007. These segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

No single client accounted for more than 10% of our consolidated revenues during the year ended December 31, 2007. One client, Procter & Gamble, accounted for slightly more than 10% of our consolidated revenues for the years ended December 31, 2006 and December 31, 2005.

(in millions of U.S. dollars)	Year Ended December 31,
	Shared Mail (ADVO)	Neighborhood Targeted	FSI	International & Services		Household Targeted		Total
2007
Revenues from external customers	$1,195.4	$480.5	$401.2	$119.4		$45.7		$2,242.2
Intersegment revenues	2.6	12.4	11.5	—		—		26.5
Depreciation/amortization	48.4	2.0	9.5	2.4		0.2		62.5
Segment profit (loss)	$83.2	$61.3	$20.2	$4.4	(3)	$(1.3)		$167.8
2006
Revenues from external customers		$432.0	$441.2	$111.4		$58.9		$1,043.5
Depreciation/amortization		2.0	8.9	3.8		0.2		14.9
Segment profit (loss)		$43.5	$65.9	$5.7	(1)	$3.0		$118.1
2005
Revenues from external customers		$461.5	$504.5	$101.8		$63.2		$1,131.0
Depreciation/amortization		2.0	9.6	3.0		0.8		15.4
Segment profit (loss)		$50.0	$96.2	$8.7		$(3.5	) (2)	$151.4

(1)	Includes $3.6 million in costs related to the close-down of the French agency business and eSettlement business unit of NCH.
(2)	Includes charges of $2.7 million related to the elimination of PreVision as a stand-alone entity.
(3)	Includes $8.4 million in non-recurring costs related to restructuring in Europe.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	YEAR ENDED DECEMBER 31,
(in millions of U.S. dollars)	2007	2006	2005
Profit for reportable segments	$167.8	$118.1	$151.4
Unallocated amounts:
Legal and professional costs related to the ADVO transaction and related litigation	(2.0)	(16.1)	—
Interest expense	(84.9)	(24.7)	(10.9)
Other (expenses) and income	8.0	6.2	5.7

Earnings before income taxes	$88.9	$83.5	$146.2

Domestic and foreign revenues were as follows:

	YEAR ENDED DECEMBER 31,
(in millions of U.S. dollars)	2007	2006	2005
United States	$2,169.3	$982.5	$1,080.5
Foreign	72.9	61.0	50.5

	$2,242.2	$1,043.5	$1,131.0

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	YEAR ENDED DECEMBER 31,
(in millions of U.S. dollars)	2007	2006
United States	$285.7	$89.3
Foreign	18.9	20.1

	$304.6	$109.4

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(13) EARNINGS PER SHARE

Earnings per common share (“EPS”) data was computed as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars, except per share data)	2007	2006	2005
Net earnings	$58,002	$51,282	$95,396

Basic EPS:
Weighted average common shares outstanding	47,721	47,757	49,466

Net earnings per common share, basic	$1.21	$1.07	$1.93

Diluted EPS:
Weighted average common shares outstanding	47,721	47,757	49,466
Shares issued on assumed exercise of dilutive options	164	239	5,856
Shares purchased with assumed proceeds of options and unearned restricted shares	(43)	(250)	(5,191)
Shares contingently issuable	43	34	52

Shares applicable to diluted earnings	47,885	47,780	50,183

Net earnings per common share, diluted	$1.21	$1.07	$1.90

Unexercised employee stock options to purchase 6.8 million shares, 6.4 million shares, and 1.4 million shares of Valassis’ common stock as of December 31, 2007, 2006 and 2005, respectively, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the respective periods.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and December 31, 2006.

	THREE MONTHS ENDED
(in millions of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30		Dec. 31
Fiscal Year Ended December 31, 2007 (1)

Revenues	$361.3	$612.1	$607.2		$661.5
Cost of sales	279.0	472.8	459.6		502.8
Net earnings	11.2	9.8	16.4		20.6
Net earnings per common share, diluted	0.23	0.20	0.34		0.43

	THREE MONTHS ENDED
(in millions of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30		Dec. 31
Fiscal Year Ended December 31, 2006

Revenues	$247.6	$260.6	$248.9		$286.4
Cost of sales	185.3	198.0	187.2		219.1
Net earnings	18.1	19.7	6.6	(2)	6.9	(3)
Net earnings per common share, diluted	$0.38	$0.41	$0.14		$0.14

(1)	Results reflect the acquisition of ADVO, Inc. on March 2, 2007.
(2)	Includes a $10.1 million charge, net of tax, incurred in relation to the ADVO acquisition, $8.8 million of which was related to termination of a swap contract and the premium on a swaption contract both entered into in contemplation of the necessary financing, as well as $1.4 million charge, net of tax, related to the close-down of both the French agency business and the eSettlement business unit of NCH.
(3)	Includes a $14.5 million charge, net of tax, incurred in relation to the ADVO acquisition.

(15) GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2015 Notes issued by Valassis are guaranteed by substantially all of Valassis’ existing and future domestic subsidiaries on a senior unsecured basis. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by Valassis and has guaranteed the 2015 Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries are not guarantors of these obligations. The subsidiary guarantors also guarantee the senior secured credit facility described in Note 4.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following tables present the unaudited condensed consolidating balance sheets as of December 31, 2007 and December 31, 2006 and the related unaudited condensed consolidating statements of income for the twelve months ended December 31, 2007, 2006 and 2005 and unaudited condensed consolidating statements of cash flows for the twelve months ended December 31, 2007, 2006 and 2005.

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands)

Assets	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$4,599	$95,754	$24,886	$—	$125,239
Accounts receivable, net	242,391	240,390	33,006	(297)	515,490
Inventories	33,748	9,613	230	—	43,591
Prepaid expenses and other	13,115	9,911	2,223	(5,870)	19,379
Income taxes refundable	19,266	(12,857)	144	—	6,553

Total current assets	313,119	342,811	60,489	(6,167)	710,252

Property, plant and equipment, net	28,946	264,074	11,531	—	304,551
Intangible assets, net	35,433	1,103,508	6,988	—	1,145,929
Investments	469,599	34,621	—	(497,061)	7,159
Intercompany note receivable	966,735	(966,664)	(71)	—	—
Other assets	22,069	490	106	(103)	22,562

Total assets	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion, long-term debt	$30,900	$—	$—	$—	30,900
Accounts payable	210,257	113,204	15,989	(5,701)	333,749
Accrued expenses	52,514	59,551	17,165	(569)	128,661
Progress billings	26,441	10,118	9,057	—	45,616
Deferred income taxes	13,485	(10,785)	(230)	—	2,470

Total current liabilities	333,597	172,088	41,981	(6,270)	541,396

Long-term debt	1,279,640	—	—	—	1,279,640
Other non-current liabilities	17,094	9,506	2,426	—	29,026
Deferred income taxes	(14,321)	134,806	15	—	120,500
Stockholders’ equity	219,891	462,440	34,621	(497,061)	219,891

Total liabilities and stockholders’ equity	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

Assets	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$21,463	$13,173	$17,983	$—	$52,619
Auction-rate securities	91,519	11,014	—	—	102,533
Accounts receivable, net	246,944	61,708	30,427	—	339,079
Inventories	25,834	—	—	—	25,834
Prepaid expenses and other	(5,043)	22,599	1,863	(2,738)	16,681
Deferred income taxes	1,094	494	201	—	1,789
Refundable income taxes	3,552	286	119	—	3,957

Total current assets	385,363	109,274	50,593	(2,738)	542,492

Property, plant and equipment, net	17,955	78,766	12,665	—	109,386
Intangible assets, net	35,656	90,765	6,988	—	133,409
Investments	216,595	31,696	—	(243,392)	4,899
Other assets	12,495	(1,244)	179	(190)	11,240

Total assets	$668,064	$309,257	$70,425	$(246,320)	$801,426

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Accounts payable	$169,608	$81,822	$19,701	$(2,297)	$268,834
Accrued expenses	28,448	6,057	10,113	(490)	44,128
Progress billings	38,997	2,869	7,392	—	49,258

Total current liabilities	237,053	90,748	37,206	(2,787)	362,220

Long-term debt	259,931	—	—	—	259,931
Other non-current liabilities	—	6,672	1,523	—	8,195
Deferred income taxes	3,506	—	—	—	3,506

Stockholders’ equity	167,574	211,837	31,696	(243,533)	167,574

Total liabilities and stockholders’ equity	$668,064	$309,257	$70,425	$(246,320)	$801,426

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income

Twelve Months Ended December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$720,948	$1,475,262	$91,859	$(45,898)	$2,242,171

Cost and expenses:
Cost of sales	616,861	1,074,504	68,714	(45,898)	1,714,181
Selling, general and administrative	49,020	276,651	28,634	—	354,305
Amortization of intangible assets	473	7,442	—	—	7,915

Total costs and expenses	666,354	1,358,597	97,348	(45,898)	2,076,401

Earnings (loss) from operations	54,594	116,665	(5,489)	—	165,770

Other expenses (income):
Interest expense	84,904	—	11	—	84,915
Intercompany interest	(63,208)	63,208	—	—	—
Other income, net	(2,718)	(4,699)	(588)	—	(8,005)

Total other expenses (income)	18,978	58,509	(577)	—	76,910

Earnings (loss) before income taxes	35,616	58,156	(4,912)	—	88,860

Income taxes	10,244	19,706	908	—	30,858
Equity in net earnings (loss) of subsidiary	32,630	(5,820)	—	(26,810)	0

Net earnings	$58,002	$32,630	$(5,820)	$(26,810)	$58,002

Condensed Consolidating Statement of Income

Twelve Months Ended December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$697,653	$284,842	$67,125	$(6,129)	$1,043,491

Cost and expenses:
Cost of sales	577,924	167,802	49,991	(6,129)	789,588
Selling, general and administrative	47,155	83,842	20,361	—	151,358
Amortization of intangible assets	556	—	—	—	556

Total costs and expenses	625,635	251,644	70,352	(6,129)	941,502

Earnings (loss) from operations	72,018	33,198	(3,227)	—	101,989

Other expenses (income):
Interest expense	24,737	—	12	—	24,749
Other income, net	(3,854)	(992)	(1,452)	—	(6,298)

Total other expenses (income)	20,883	(992)	(1,440)	—	18,451

Earnings (loss) before income taxes	51,135	34,190	(1,787)	—	83,538

Income taxes	27,707	3,192	1,357	—	32,256
Equity in net earnings (loss) of subsidiary	27,854	(3,144)	—	(24,710)	—

Net earnings (loss)	$51,282	$27,854	$(3,144)	$(24,710)	$51,282

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income

Twelve Months Ended December 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$771,828	$296,759	$67,646	$(5,190)	$1,131,043

Cost and expenses:
Cost of sales	618,951	170,958	51,612	(5,190)	836,331
Selling, general and administrative	28,335	91,318	23,003	—	142,656
Amortization of intangible assets	599	—	—	—	599

Total costs and expenses	647,885	262,276	74,615	(5,190)	979,586

Earnings (loss) from operations	123,943	34,483	(6,969)	—	151,457

Other expenses (income):
Interest expense	10,914	(73)	86	—	10,927
Other income, net	(4,309)	(122)	(1,264)	—	(5,695)

Total other expenses (income)	6,605	(195)	(1,178)	—	5,232

Earnings (loss) before income taxes	117,338	34,678	(5,791)	—	146,225

Income taxes	45,920	3,194	1,715	—	50,829
Equity in net earnings (loss) of subsidiary	23,978	(7,506)	—	(16,472)	—

Net earnings (loss)	$95,396	$23,978	$(7,506)	$(16,472)	$95,396

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Twelve Months Ended December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by operating activities	$60,739	$90,779	$5,314	$—	$156,832
Investing Activities
Additions to property, plant and equipment	(11,008)	(19,212)	(325)	—	(30,545)
Acquisition of ADVO, net of cash acquired	(1,187,874)	—	—	—	(1,187,874)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—	—	258,869
Investments and advances to affiliated companies	(1,000)	—	—	—	(1,000)
Other	(604)	—	—	—	(604)

Net cash used in investing activities	(1,108,967)	(8,197)	(325)	—	(1,117,489)

Financing Activities
Borrowings of long-term debt	1,130,000	—	—	—	1,130,000
Payment of debt issue costs	(19,212)	—	—	—	(19,212)
Repayment of long-term debt	(79,425)	—	—	—	(79,425)

Net cash provided by financing activities	1,031,363	—	—	—	1,031,363

Effect of exchange rate changes on cash	—	—	1,914	—	1,914
Net (decrease) increase in cash	(16,865)	82,582	6,903	—	72,620
Cash at beginning of period	21,463	13,173	17,983	—	52,619

Cash at end of period	$4,598	$95,755	$24,886	$—	$125,239

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Twelve Months Ended December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$49,011	$8,175	$(7,380)	$—	$49,806

Investing Activities
Additions to property, plant and equipment	(8,045)	(7,613)	(598)	—	(16,256)
Purchases of auction rate securities	(587,521)	(41,570)	—	—	(629,091)
Proceeds from sales of auction rate securities	560,933	37,656	—	—	598,589
Investments and advances to affiliated companies	(4,000)	—	—	—	(4,000)
Other	202	—	—	—	202

Net cash used in investing activities	(38,431)	(11,527)	(598)	—	(50,556)

Financing Activities
Proceeds from issuance of common stock	5,752	—	—	—	5,752
Purchase of treasury shares	(3,913)	—	—	—	(3,913)
Repayment of long-term debt	(14,440)	—	—	—	(14,440)

Net cash used in financing activities	(12,601)	—	—	—	(12,601)

Effect of exchange rate changes on cash	—	—	1,650	—	1,650

Net decrease in cash	(2,021)	(3,352)	(6,328)	—	(11,701)
Cash at beginning of period	23,484	16,525	24,311	—	64,320

Cash at end of period	$21,463	$13,173	$17,983	$—	$52,619

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Twelve Months Ended December 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by operating activities	$97,976	$12,980	$5,233	$—	$116,189
Investing Activities
Additions to property, plant and equipment	(12,833)	(10,862)	(971)	—	(24,666)
Replacement equipment reimbursed by insurance companies from damage claims	—	—	(6,268)	—	(6,268)
Purchases of auction rate securities	(331,808)	(10,121)	—	—	(341,929)
Proceeds from sales of auction rate securities	369,744	3,021	—	—	372,765
Other	231	—	—	—	231

Net cash (used in) provided by investing activities	25,334	(17,962)	(7,239)	—	133

Financing Activities
Proceeds from issuance of common stock	33,580	—	—	—	33,580
Purchase of treasury shares	(169,037)	—	—	—	(169,037)

Net cash used in financing activities	(135,457)	—	—	—	(135,457)

Effect of exchange rate changes on cash	—	—	(1,759)	—	(1,759)
Net decrease in cash	(12,147)	(4,982)	(3,765)	—	(20,894)
Cash at beginning of period	35,631	21,507	28,076	—	85,214

Cash at end of period	$23,484	$16,525	$24,311	$—	$64,320

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform to Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment. As discussed in Note 6 to the financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the internal control over financial reporting of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2007, of the Company, and our report dated February 29, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to a change in the method of accounting for share-based payments to conform to Financial Accounting Standards Board (FASB) Statement No. 123R, Share Based Payment, and the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 29, 2008

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including the Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to Rules 13a-15 of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that Valassis will consider recommendations from shareholders of candidates for election as a director of Valassis and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by Valassis shareholders.

Valassis has adopted a Code of Business Conduct and Ethics that applies to all of its employees, including its Chief Executive Officer, its Chief Financial Officer and its Corporate Controller. The text of this Code is available on the Internet in the “Investor/Corporate Governance” section of our Web site at www.valassis.com. We will disclose any future amendments to, or waivers from, certain provisions of this code on our Website following such amendment or waiver.

Item 11. Executive Compensation

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth in Valassis’ Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth in the Valassis Proxy Statement for the 2008 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2007, 2006 and 2005:

Schedule	Page
II Valuation and Qualifying Accounts	S-2

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

VALASSIS COMMUNICATIONS, INC.

By:	/s/ Alan F. Schultz	February 29, 2008
	Alan F. Schultz	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Joseph B. Anderson Joseph B. Anderson	Director	February 29, 2008

/s/ Patrick F. Brennan Patrick F. Brennan	Director	February 29, 2008

/s/ Kenneth V. Darish Kenneth V. Darish	Director	February 29, 2008

/s/ Walter H. Ku Walter H. Ku	Director	February 29, 2008

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Marcella A. Sampson Marcella A. Sampson	Director	February 29, 2008

/s/ Wallace S. Snyder Wallace S. Snyder	Director	February 29, 2008

/s/ Faith Whittlesey Faith Whittlesey	Director	February 29, 2008

Schedule II

VALASSIS COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2007, 2006 and 2005

(in thousands of U.S. dollars)
	Balance at Beginning of Period		Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year ended Dec. 31, 2007	23,768	(2)	5,290	12,598	16,460
Year ended Dec. 31, 2006	5,101		1,128	1,228	5,001
Year ended Dec. 31, 2005	4,755		798	452	5,101

(1)	Accounts deemed to be uncollectible.
(2)	Includes $18,767 as the result of the acquisition of ADVO, Inc. on March 2, 2007

EXHIBIT INDEX

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001- 10991) filed on July 10, 2006).

2.2	Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 20, 2006).

3.1	Restated Certificate of Incorporation of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) filed on January 21, 1992).

3.2	Amended and Restated By-laws of Valassis (incorporated by reference to Exhibit 3(ii) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 1999 filed on May 14, 1999).

4.1	Certificate of Designations of Preferred Stock of Valassis filed with the Office of the Secretary of State of Delaware on September 21, 1999 (incorporated by reference to Exhibit 4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 23, 1999).

4.2	Indenture, dated as of January 12, 1999, between Valassis and The Bank of New York, as trustee, relating to the 6 5/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-4 (SEC File No. 333-75041) filed on March 25, 1999).

4.3	First Supplemental Indenture, dated as of March 9, 1999, between Valassis and The Bank of New York, as trustee, to the Indenture, dated as of January 12, 1999 (incorporated by reference to Exhibit 4.1(a) to Valassis’ Registration Statement on Form S-4 (SEC File No. 333-75041) filed on March 25, 1999).

4.4	Second Supplemental Indenture, dated as of March 2, 2007, between Valassis and The Bank of New York Trust Company, N.A., as trustee, to the Indenture, dated as of January 12, 1999 (incorporated by reference to Exhibit 4.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.5	Indenture dated as of May 22, 2003, between Valassis and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (SEC File No. 333-107787) filed August 8, 2003).

4.6	First Supplemental Indenture, dated as of March 2, 2007, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.7	Indenture, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.8	Rights Agreement, dated as of September 1, 1999, between Valassis and The Bank of New York, as rights agent (incorporated by reference to Exhibit 99.1 to Valassis’ Form 8-A (SEC File No. 001-10991) filed on September 27, 1999).

4.9	Amendment No. 1, dated as of October 10, 2003, to the Rights Agreement, dated as of September 1, 1999, between Valassis and National City Corporation, as rights agent (incorporated by reference to Exhibit 2 to Valassis’ Form 8-A/A (SEC File No. 011-10991) filed on October 14, 2003).

4.10	Amendment No. 2, dated as of January 5, 2007, to the Rights Agreement, dated as of September 1, 1999, as amended on October 10, 2003, between Valassis and National City Corporation, as rights agent (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 8, 2007).

4.11	Registration Rights Agreement, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.1*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.1(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ Form 10-K) (SEC File No. 001- 10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.1(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 1996 filed on March 27, 1997).

10.1(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.1(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.1(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.1(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 21, 2001 filed on March 29, 2002).

10.1(g)*	Amendment to Employment Agreement of Robert L. Recchia dated July 8, 2002 (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.1(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.1(i)*	Amendment to Employment Agreement of Robert L. Recchia dated as of May 24, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.2*	Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.2(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.2(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 1997 filed on March 30, 1998).

10.2(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.2(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.2(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to Valassis’ Form 10-K (SEC File No. 001-10991 for the year ended December 31, 2001 filed on March 29, 2002).

10.2(g)*	Amendment to Employment Agreement of Barry P. Hoffman dated June 26, 2002 (incorporated by reference to Exhibit 10.4(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(h)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 21, 2004 (incorporated by reference to Exhibit 10.4(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.2(i)*	Amendment to Employment Agreement of Barry P. Hoffman dated as of May 24, 2007 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.3*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.3(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.3(h)*	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.3(i)*	Amendment to Employment Agreement of Richard P. Herpich dated May 13, 2002 (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(j)*	Amendment to Employment Agreement of Richard P. Herpich dated July 8, 2002 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10- Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.3(l)*	Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2007 filed on May 10, 2007).

10.4*	Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated March 18, 1992 (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33- 45189) originally filed on January 21, 1992).

10.4(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated January 3, 1995 (incorporated by reference to Exhibit 10.16(a) to Valassis’ Form 10-K (SEC File No. 001-10991) for the transition period of July 1, 1994 to December 31, 1994 filed on March 31, 1995).

10.4(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.4(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended September 30, 1998 filed on November 12, 1998).

10.4(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.4(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.4(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.4(g)*	Amendment to Employment Agreement of Alan F. Schultz dated June 26, 2002 (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10- Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.4(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.4(i)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 28, 2007).

10.5*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 16, 2001).

10.6	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 1996 filed on August 14, 1996).

10.7*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 25, 1996).

10.8*	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999). [CONFIRM WITH LINDA CAN BE REMOVED]

10.9*	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis (incorporated by reference to Exhibit 10.23 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005 (incorporated by reference to Exhibit 10.23(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.10(h)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 17, 2006 (incorporated by reference to Exhibit 10.23(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2005 filed on March 14, 2006).

10.10(i)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated as of May 24, 2007 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.11*	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.11(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.12*	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 15, 2002).

10.13*	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ Form 10-K (SEC File No. 001 10991) for the year ended December 31, 2002 filed on March 25, 2003).

10.14*	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.15*	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.16	Letter Agreement between Valassis and ADVO, Inc. (incorporated by reference to Exhibit 2.2 to Valassis’ Form 8-K (SEC File No. 001- 10991) filed on July 10, 2006).

10.17	Credit Agreement, dated as of March 2, 2007, by and among Valassis, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8- K (SEC File No. 001-10991) filed on March 8, 2007).

10.18	Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.19*	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S- 8 (SEC File No. 333-142661) filed on May 7, 2007).

10.20	Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.21	Server Farm Management Services Agreement dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(b) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.22	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.23	Valassis’ Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.4 to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2007 filed on August 9, 2007).

12.1	Statements of Computation of Ratios.

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification from Alan F. Schultz.

31.2	Section 302 Certification from Robert L. Recchia.

32.1	Section 906 Certification from Alan F. Schultz.

32.2	Section 906 Certification from Robert L. Recchia.

*	Constitutes a management contract or compensatory plan or arrangement.