Form 10-Q
period 2008-03-31
VALASSIS COMMUNICATIONS INC
filed 2008-05-09
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 7, 2008, there were 48,045,789 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended March 31, 2008

i

Part I—Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

Assets	March 31, 2008	Dec. 31, 2007
Current assets:
Cash and cash equivalents	$93,482	$125,239
Accounts receivable (less allowance for doubtful accounts of $10,575 at March 31, 2008 and $16,460 at December 31, 2007)	460,522	515,490
Inventories	50,109	43,591
Refundable income taxes	—	6,553
Prepaid expenses and other	24,765	19,379

Total current assets	628,878	710,252

Property, plant and equipment, at cost:
Land and buildings	79,702	79,662
Machinery and equipment	231,144	227,141
Office furniture and equipment	179,992	176,425
Automobiles	237	221
Leasehold improvements	23,967	22,934

	515,042	506,383

Less accumulated depreciation and amortization	(217,090)	(201,832)

Net property, plant and equipment	297,952	304,551

Intangible assets:
Goodwill	896,189	897,569
Other intangibles	332,016	331,555

	1,228,205	1,229,124

Less accumulated amortization	(85,501)	(83,195)

Net intangible assets	1,142,704	1,145,929

Investment	6,836	7,159
Other assets	25,783	22,562

Total assets	$2,102,153	$2,190,453

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

Liabilities and Stockholders’ Equity	March 31, 2008	Dec. 31, 2007
Current liabilities:
Current portion long-term debt	$105,874	$30,900
Accounts payable	282,974	333,749
Accrued interest	6,143	18,157
Accrued compensation and benefits	44,650	51,951
Accrued other expenses	49,757	58,553
Progress billings	39,129	45,616
Income tax payable	3,981	—
Deferred income taxes	3,464	2,470

Total current liabilities	535,972	541,396

Long-term debt	1,178,200	1,279,640
Other non-current liabilities	46,317	29,026
Deferred income taxes	122,480	120,500

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2008 and December 31, 2007
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,524,356 at March 31, 2008 and 63,416,039 at December 31, 2007; outstanding 48,043,339 at March 31, 2008 and 47,935,022 at December 31, 2007	635	634
Additional paid-in capital	52,907	51,482
Retained earnings	704,645	692,263
Accumulated other comprehensive loss	(18,776)	(4,261)
Treasury stock, at cost (15,481,017 shares at March 31, 2008 and 15,481,017 shares at December 31, 2007)	(520,227)	(520,227)

Total stockholders’ equity	219,184	219,891

Total liabilities and stockholders’ equity	$2,102,153	$2,190,453

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$597,081	$361,304

Costs and expenses:
Cost of products sold	455,357	279,017
Selling, general and administrative	97,179	54,526
Amortization expense	2,306	908

Total costs and expenses	554,842	334,451

Earnings from operations	42,239	26,853

Other expenses (income):
Interest expense	23,905	10,619
Interest income	(727)	(1,543)
Other income, net	(1,119)	(635)

Total other expenses (income)	22,059	8,441

Earnings before income taxes	20,180	18,412

Income taxes	7,798	7,179

Net earnings	$12,382	$11,233

Net earnings per common share, basic	$0.26	$0.23

Net earnings per common share, diluted	$0.26	$0.23

Shares used in computing net earnings per share, basic	47,849,936	47,877,865

Shares used in computing net earnings per share, diluted	47,933,215	47,849,995

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$12,382	$11,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	17,638	7,406
Amortization of bond discount	993	8
Provision for losses on accounts receivable	2,969	1,011
Asset impairment	—	1,460
Loss on sale of property, plant and equipment	221	32
Gain on equity investments	(449)	(263)
Stock-based compensation charge	1,456	1,753
Deferred income taxes	1,980	—
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	51,999	49,890
Inventories	(6,518)	1,935
Prepaid expenses and other	(5,386)	1,583
Other liabilities	(2,284)	(18,742)
Other assets	1,356	21,548
Accounts payable	(50,775)	20,507
Accrued expenses, compensation and interest	(26,060)	(22,747)
Income taxes	10,366	3,063
Progress billings	(6,487)	(13,541)

Total adjustments	(8,981)	54,903

Net cash provided by operating activities	3,401	66,136

Cash flows from investing activities:
Additions to property, plant and equipment	(9,022)	(5,615)
Acquisition of ADVO, net of cash acquired	—	(1,185,434)
Purchases of auction-rate securities	—	(156,335)
Proceeds from sales of auction-rate securities	—	258,869
Investments and advances to affiliated companies	—	(1,000)
Other	—	(465)

Net cash used in investing activities	(9,022)	(1,089,980)

Cash flows from financing activities:
Borrowings of long-term debt	—	1,130,000
Deferred financing costs	—	(19,212)
Payments of long-term debt	(26,475)	—

Net cash (used in) provided by financing activities	(26,475)	1,110,788

Effect of exchange rate changes on cash	339	116
Net (decrease) increase in cash	(31,757)	87,060
Cash at beginning of period	125,239	52,619

Cash at end of period	$93,482	$139,679

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,825	$6,576
Cash paid during the period for income taxes	$722	$1,430
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,232	$1,357

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

Certain reclassifications have been made in the fiscal 2007 financial statements to conform with the 2008 presentation. See Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding the reclassifications.

2.	ACQUISITION OF ADVO

Valassis completed the acquisition of ADVO, Inc. (ADVO) on March 2, 2007 for approximately $1.2 billion, including the refinancing of approximately $125 million in existing ADVO debt, which was financed with debt as more fully described in Note 7 Long-Term Debt. The results of ADVO’s operations have been included in our Consolidated Financial Statements since the acquisition date. ADVO was one of the country’s leading direct mail companies, distributing direct advertising products on a weekly basis primarily through the United States Postal Service. The acquisition of ADVO, including its national shared mail distribution network, allows the combined company to offer clients unique, diverse and complete media plans for their value-oriented advertising content. In January 2008, we changed the corporate name of ADVO to Valassis Direct Mail, Inc. and incorporated its products and services into the combined Valassis product portfolio.

The acquisition was accounted for as a purchase in accordance with SFAS 141, “Business Combinations.” The total purchase price reflects transaction costs and is net of cash acquired. The acquisition purchase price was allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of the acquisition is not deductible for tax purposes.

The ADVO purchase price was allocated as follows:

(in thousands of U.S. dollars)	March 2, 2007
Current assets, net of cash	$221,376
Property, plant and equipment	214,695
Goodwill	723,516
Intangible assets	296,000
Other non-current assets	20,036

Total assets acquired	1,475,623

Current liabilities	122,985
Non-current liabilities	164,764

Total liabilities assumed	287,749

Total purchase price, net of cash acquired	$1,187,874

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The operating results for ADVO are included in the accompanying condensed consolidated statements of operations from March 2, 2007, the date of acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the ADVO acquisition had occurred on January 1, 2007.

($ in thousands, except per share amounts)	Three Months Ended March 31, 2007[1]
Revenue	$584,807
Loss from operations	(3,694)
Net loss	(16,885)
Basic loss per share	$(0.35)
Diluted loss per share	$(0.35)

(1)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of ADVO been completed as of the beginning of the period presented. In addition, the pro forma results do not purport to project Valassis’ future results.

3.	STOCK-BASED COMPENSATION

We account for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (SFAS 123R). We recognized $1.5 million and $1.8 million of stock-based compensation expense during the three months ended March 31, 2008 and 2007, respectively. Compensation expense is included in selling, general and administrative expenses. Compensation expense related to stock options is calculated using a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method is used for recognizing stock-based compensation expense under SFAS 123R. Total compensation expense related to non-vested options not yet recognized at March 31, 2008 was approximately $10.4 million, which we expect to recognize as compensation expense over the next five years.

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

Currencies to which Valassis has exposure are the Mexican peso, Canadian dollar, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Historically, Valassis has purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2008, Valassis had a commitment to purchase $9.5 million in Mexican pesos over the next ten months.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We entered into two interest rate swap agreements during the second quarter of 2007. These derivative agreements effectively fix interest rates on a portion of floating debt and qualify for cash flow hedge accounting treatment under SFAS 133. Any changes in the effective portion of these derivatives are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense. As of March 31, 2008, no ineffective portion exists and the fair value of these derivatives are recorded as a liability of $31.2 million on the consolidated balance sheet.

5.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of March 31, 2008 are comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at March 31, 2008	Unamortized Balance at March 31, 2008		Weighted Average Useful Life (in years)
Amortizable intangible assets	$183,455	$(12,696)	$170,759		19.0

Non-amortizable intangible assets:
Goodwill:
Free-standing Inserts			18,257
Neighborhood Targeted			5,325
Household Targeted			32,642
International & Services			64,864
Shared Mail (ADVO)			723,516
The Valassis name and other			11,341
ADVO trade names and trademarks			116,000

Total non-amortizable intangible assets			971,945	(1)

Consolidated goodwill and intangible assets			$1,142,704

(1)	Net of $21.5 million of amortization recorded prior to the adoption of SFAS No. 142 and a $51.3 million impairment charge recorded in 2002.

6.	CONTINGENCIES

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending securities class action. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., and Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007, and the defendants’ responsive pleading was filed November 13, 2007. On April 25, 2008, the defendant’s motion was denied. The Company will continue to vigorously defend this matter on behalf of ADVO.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In addition to the above matter, Valassis is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

7.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	March 31, 2008	Dec. 31, 2007
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,974	99,965
Senior Convertible Notes due 2033, net of discount	160,000	160,000
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	484,100	510,575
Senior Secured Delayed Draw Term Loan	—	—

	1,284,074	1,310,540
Less current portion	105,874	30,900

Total long-term debt	$1,178,200	$1,279,640

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

On March 2, 2007, in connection with the acquisition of ADVO, Valassis entered into a Senior Secured Credit Facility with various banking institutions. The Senior Secured Credit Facility provides for (i) a $120.0 million senior secured revolving line of credit; (ii) a $590.0 million senior secured term loan B; and (iii) a $160.0 million senior secured delayed draw term loan. As of March 31, 2008, Valassis had no borrowings against the revolving line of credit or delayed draw term loan.

In April 2008, Valassis closed on the delayed draw term loan portion of the Senior Secured Credit Facility in an aggregate principal amount of $160 million. Pricing and interest payments on the delayed draw term loan are consistent with the senior secured term loan B portion of our Senior Secured Credit Facility. As previously disclosed in our 2007 Form 10-K, the proceeds of the delayed draw term loan will primarily be used in connection with the anticipated exercise of put rights by the holders of Valassis Senior Secured Convertible Notes due 2033 on May 22, 2008.

For further information, refer to “Current and Long-Term Debt” in Item 2.

8.	SEGMENT REPORTING

Valassis’ segments meeting the quantitative thresholds to be considered reportable are Shared Mail (ADVO), Neighborhood Targeted and Free-standing Inserts (FSI). All other lines of business fall below the quantitative threshold requirements and are, therefore, combined together in an “other” segment named International, Digital Media & Services. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Due to the acquisition of ADVO in 2007 and the resulting change in relative size of various business units, the previously reportable segments referred to as Household Targeted and International and Services were combined into one segment, International, Digital Media & Services as of January 1, 2008. This segment includes all our lines of business not included in one of the reportable segments, which both individually and collectively fall below the materiality threshold for separate reportable segments. These business lines include NCH, international, direct mail, VRMS, security services, interactive and in-store. In addition, on January 1, 2008, ADVO Canada, previously reported as part of the Shared Mail (ADVO) segment, was merged into Valassis Canada and is now part of International, Digital Media & Services. Prior year results have been reclassified for comparison purposes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations (segment profit). Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended March 31,
(in millions of U.S. dollars)	Shared Mail (1)	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2008
Revenues from external customers	$356.3	$100.2	$98.6	$42.0	$597.1
Intersegment revenues	$3.4	$6.7	$10.3	$—	$20.4
Depreciation/amortization	$14.0	$0.5	$2.4	$0.7	$17.6
Segment profit (loss)	$30.9	$11.1	$2.0	$(1.8)	$42.2

2007
Revenues from external customers	$111.4	$100.5	$109.6	$39.8	$361.3
Intersegment revenues	$0.1	$—	$0.8	$—	$0.9
Depreciation/amortization	$3.9	$0.5	$2.4	$0.6	$7.4
Segment profit	$5.3	$11.0	$9.8	$1.7	$27.8

(1)	The Shared Mail segment, previously referred to as ADVO, was renamed as of January 1, 2008. The 2007 amounts reflect results since the acquisition date of March 2, 2007.

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2008	2007
Segment profit	$42.2	$27.8
Unallocated amounts:
Litigation and other costs related to the acquisition of ADVO	—	(0.9)
Interest expense	(23.9)	(10.6)
Interest income	0.7	1.5
Other income	1.2	0.6

Earnings before income taxes	$20.2	$18.4

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Domestic and foreign revenues were as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2008	2007
United States	$577.5	$345.9
Foreign	19.6	15.4

Total	$597.1	$361.3

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	March 31, 2008	Dec. 31, 2007
United States	$279.2	$285.7
Foreign	18.8	18.9

Total	$298.0	$304.6

9.	COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income (loss), both net of tax, are shown below:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2008	2007
Net income	$12,382	$11,233

Other comprehensive income (loss):
Net change in fair value of derivatives	(14,786)	(465)
Foreign currency translation adjustment	271	130

Total comprehensive income (loss)	$(2,133)	$10,898

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended March 31,
(in thousands of U.S. dollars, except per share data)	2008	2007
Net earnings	$12,382	$11,233

Basic EPS:
Weighted average common shares outstanding	47,850	47,878

Earnings per common share—basic	$0.26	$0.23

Diluted EPS:
Weighted average common shares outstanding	47,850	47,878
Weighted average shares issued on exercise of dilutive options	193	—
Shares purchased with proceeds of options and unearned restricted shares	(137)	(66)
Shares contingently issuable	27	38

Shares applicable to diluted earnings	47,933	47,850

Earnings per common share—diluted	$0.26	$0.23

Unexercised employee stock options to purchase 6.8 million shares and 4.3 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three months ended March 31, 2008 and March 31, 2007, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

11.	NEW ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED OR YET-TO-BE ADOPTED

Recently Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer adoption of SFAS 157 for such items, and we do not currently anticipate that full adoption in 2009 will materially impact our results of operations or financial position.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 31, 2008:

	Fair Value Measurements (in millions of U.S. dollars)
Description	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards	$4.8	$—	$4.8	$—
Other Assets—Warrants	.2	—	.2	—
Interest Rate Swaps	(31.2)	—	(31.2)	—

	$(26.2)	$—	$(26.2)	$—

The fair value of our foreign currency forwards is based on observable foreign exchange forward contract rates. The fair value of warrants was determined based on the underlying quoted stock price and associated implied volatility. The fair value of our interest rate swaps was determined based on third-party valuation models.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on those items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. On January 1, 2008, we adopted the provisions of SFAS 159 and did not elect to report at fair value any financial assets or liabilities.

Yet-to-be Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted; however, the effect is dependent upon acquisitions at that time.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adoption of SFAS 161 on our financial condition, results of operation and liquidity.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2015 Notes issued by Valassis are guaranteed by substantially all of Valassis’ existing and future domestic wholly-owned subsidiaries on a senior unsecured basis. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by Valassis and has guaranteed the 2015 Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries are not guarantors of these obligations. The subsidiary guarantors also guarantee Valassis’ senior secured credit facility.

The following tables present the condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007 and the related condensed consolidating statements of income and of cash flows for the three months ended March 31, 2008 and 2007.

Condensed Consolidating Balance Sheet

March 31, 2008

(in thousands)

Assets	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$50,742	$15,849	$26,891	$—	$93,482
Accounts receivable, net	190,727	238,403	31,392	—	460,522
Inventories	40,018	10,079	12	—	50,109
Prepaid expenses and other	46,233	12,034	2,163	(35,665)	24,765

Total current assets	$327,720	$276,365	$60,458	$(35,665)	$628,878

Property, plant and equipment, net	34,331	252,261	11,360	—	297,952
Intangible assets, net	35,377	1,100,339	6,988	—	1,142,704
Investments	479,968	35,911	—	(509,043)	6,836
Intercompany note and loan receivable	838,034	(838,034)	—	—	—
Other assets	20,803	5,142	4	(166)	25,783

Total assets	$1,736,233	$831,984	$78,810	$(544,874)	$2,102,153

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion long term debt	105,874	—	—	—	105,874
Accounts payable	159,561	135,304	22,131	(34,022)	282,974
Accrued expenses	33,072	54,248	15,039	(1,809)	100,550
Progress billings	21,428	8,617	9,084	—	39,129
Income tax payable (receivable)	(16,705)	20,487	199	—	3,981
Deferred income taxes	13,009	(9,545)	—	—	3,464

Total current liabilities	$316,239	$209,111	$46,453	$(35,831)	$535,972

Long-term debt	1,178,200	—	—	—	1,178,200
Other non-current liabilities	31,862	11,681	2,774	—	46,317
Deferred income taxes	(9,252)	136,895	(5,163)	—	122,480
Stockholders’ equity	219,184	474,297	34,746	(509,043)	219,184

Total liabilities and stockholders’ equity	$1,736,233	$831,984	$78,810	$(544,874)	$2,102,153

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands of U.S. dollars)

Assets	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$4,599	$95,754	$24,886	$—	$125,239
Accounts receivable, net	242,391	240,390	33,006	(297)	515,490
Inventories	33,748	9,613	230	—	43,591
Prepaid expenses and other	13,115	9,911	2,223	(5,870)	19,379
Refundable (payable) income taxes	19,266	(12,857)	144	—	6,553

Total current assets	313,119	342,811	60,489	(6,167)	710,252

Property, plant and equipment, net	28,946	264,074	11,531	—	304,551
Intangible assets, net	35,433	1,103,508	6,988	—	1,145,929
Investments	469,599	34,621	—	(497,061)	7,159
Intercompany note receivable	966,735	(966,664)	(71)	—
Other assets	22,069	490	106	(103)	22,562

Total assets	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion, long-term debt	$30,900	$—	$—	$—	$30,900
Accounts payable	210,257	113,204	15,989	(5,701)	333,749
Accrued expenses	52,514	59,551	17,165	(569)	128,661
Progress billings	26,441	10,118	9,057	—	45,616
Deferred income taxes	13,485	(10,785)	(230)	—	2,470

Total current liabilities	333,597	172,088	41,981	(6,270)	541,396

Long-term debt	1,279,640	—	—	—	1,279,640
Other non-current liabilities	17,094	9,506	2,426	—	29,026
Deferred income taxes	(14,321)	134,806	15	—	120,500
Stockholders’ equity	219,891	462,440	34,621	(497,061)	219,891

Total liabilities and stockholders’ equity	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$192,768	$405,041	$24,587	$(25,315)	$597,081

Cost and expenses:
Cost of products sold	152,218	309,453	19,001	(25,315)	455,357
Selling, general and administrative	34,244	57,018	5,917	—	97,179
Amortization expense	56	2,250	—	—	2,306

Total costs and expenses	186,518	368,721	24,918	(25,315)	554,842

Earnings (loss) from operations	6,250	36,320	(331)	—	42,239

Other expenses (income):
Interest expense	23,903	—	2	—	23,905
Interest income	(179)	(397)	(151)	—	(727)
Intercompany interest	(19,136)	19,136	—	—	—
Other income, net	(554)	(585)	20	—	(1,119)

Total other expenses (income)	4,034	18,154	(129)	—	22,059

Earnings (loss) before income taxes	2,216	18,166	(202)	—	20,180

Income taxes	614	6,881	303	—	7,798
Equity in net earnings (loss) of subsidiary	10,780	(505)	—	(10,275)	—

Net earnings (loss)	$12,382	$10,780	$(505)	$(10,275)	$12,382

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2007

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$169,267	$177,618	$16,687	$(2,268)	$361,304

Cost and expenses:
Cost of products sold	141,212	127,188	12,885	(2,268)	279,017
Selling, general and administrative	13,504	36,644	4,378	—	54,526
Amortization expense	139	769	—	—	908

Total costs and expenses	154,855	164,601	17,263	(2,268)	334,451

Earnings (loss) from operations	14,412	13,017	(576)	—	26,853

Other expenses (income):
Interest expense	10,617	2	—	—	10,619
Interest income	(1,163)	(309)	(71)	—	(1,543)
Other income, net	(497)	(97)	(41)	—	(635)

Total other expenses (income)	8,957	(404)	(112)	—	8,441

Earnings (loss) before income taxes	5,455	13,421	(464)	—	18,412

Income taxes	3,843	3,114	222	—	7,179
Equity in net earnings (loss) of subsidiary	9,621	(686)	—	(8,935)	—

Net earnings (loss)	$11,233	$9,621	$(686)	$(8,935)	$11,233

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$79,996	$(78,361)	$1,766	$—	$3,401

Investing Activities
Additions to property, plant and equipment	(7,378)	(1,544)	(100)	—	(9,022)

Net cash used in investing activities	$(7,378)	$(1,544)	$(100)	$—	$(9,022)

Financing Activities
Repayment of long-term debt	(26,475)	—	—	—	(26,475)

Net cash used in financing activities	(26,475)	—	—	—	(26,475)

Effect of exchange rate changes on cash	—	—	339	—	339

Net (decrease) increase in cash	46,143	(79,905)	2,005	—	(31,757)
Cash at beginning of period	4,599	95,754	24,886	—	125,239

Cash at end of period	$50,742	$15,849	$26,891	$—	$93,482

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2007

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$(3,869)	$62,913	$7,092	$—	$66,136

Investing Activities
Additions to property, plant and equipment	(844)	(4,659)	(112)	—	(5,615)
Acquisition of ADVO, net of cash acquired	(1,185,434)	—	—	—	(1,185,434)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—	—	258,869
Investments and advances to affiliated companies	(1,000)	—	—	—	(1,000)
Other	(465)	—	—	—	(465)

Net cash (used in)/provided by investing activities	(1,096,224)	6,356	(112)	—	(1,089,980)

Financing Activities
Borrowings of long-term debt	1,130,000	—	—	—	1,130,000
Deferred financing costs	(19,212)	—	—	—	(19,212)

Net cash used in financing activities	1,110,788	—	—	—	1,110,788

Effect of exchange rate changes on cash	—	—	116	—	116

Net increase in cash	10,695	69,269	7,096	—	87,060
Cash at beginning of period	10,449	24,187	17,983		52,619

Cash at end of period	$21,144	$93,456	$25,079	$—	$139,679

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, specifically, statements made in “Overview,” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause the actual results, performance or achievements of Valassis to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from operating results in the past. Such factors include, among others, the following: price competition from Valassis’ existing competitors; new competitors in any of Valassis’ businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods; an unforeseen increase in Valassis’ paper or postal costs; changes which affect the businesses of Valassis’ clients and lead to reduced sales promotion spending; challenges and costs of achieving synergies and cost savings in connection with the ADVO acquisition and integrating ADVO’s operations may be greater than expected; Valassis’ substantial indebtedness, and its ability to incur additional indebtedness, may affect Valassis’ financial health; certain covenants in Valassis’ debt documents could adversely restrict Valassis’ financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in Valassis’ clients’ promotional needs, inventories and other factors; Valassis’ failure to attract and retain qualified personnel may affect its business and results of operations; a rise in interest rates could increase Valassis’ borrowing costs; the outcome of ADVO’s pending shareholder lawsuits; possible governmental regulation or litigation affecting aspects of Valassis’ business; and general economic conditions, whether nationally or in the market areas in which Valassis conducts its business, may be less favorable than expected. Valassis disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to those risk factors described in Valassis’ 2007 Form 10-K and other filings by Valassis with the United States Securities and Exchange Commission (“SEC”).

Overview

Valassis is a marketing services company that provides advertisers with optimized solutions across a multi-media platform. We deliver value-oriented consumer promotions and offer our clients blended home newspaper delivery with shared direct mail. Our product portfolio includes newspaper-delivered promotions such as inserts, sampling, polybags and on-page advertisements; shared mail; direct mail; in-store marketing; direct-to-door advertising and sampling; Internet-delivered marketing; loyalty marketing software; coupon and promotion clearing; promotion planning; and analytic services. We can reach over 60 million households through weekly newspaper distribution and approximately 114 million U.S. homes through our shared mail distribution network.

For the quarter ended March 31, 2008, we achieved revenues of $597.1 million, up 65.3% compared to $361.3 million for the first quarter of 2007 (which excludes revenue for ADVO, Inc. for the portion of the quarter prior to its acquisition by us on March 2, 2007). Revenue increased 2.1% compared to pro forma revenue for the first quarter of 2007 of $584.8 million (after giving effect to the ADVO acquisition as of January 1, 2007). This increase is due to revenue growth in the Shared Mail segment. First quarter net earnings were $12.4 million, up 10.2% from $11.2 million in the first quarter of 2007. First quarter earnings per share (EPS) were $0.26, up from $0.23 in the first quarter of 2007.

As of January 1, 2008, we combined the segments previously known as International and Services and Household Targeted into a new segment, international, Digital Media and Services. This segment includes all our lines of business not included in a separate reportable segment, including NCH, International, direct mail, VRMS, security services, interactive and in-store. In addition, this segment includes the business conducted by ADVO Canada, previously reported as part of the Shared Mail segment, which was merged with Valassis Canada as of January 1, 2008.

Segment Results

Shared Mail (ADVO)

Shared Mail revenues for the first quarter of 2008 were $356.3 million. Shared Mail revenues for the first quarter of 2007 of $111.4 million represented revenue from the acquisition date of March 2, 2007 to March 31, 2007 and did not reflect a full three-month period.

Shared Mail revenues for the first quarter of 2008 were driven by growth from key national retailers, improved sell through on the RedPlum wrap, new client acquisition and reduced client credits as compared to the prior year period. Similar to previous quarters, negatively affecting the revenue growth was the elimination of the Detached Label Card and the reduction in packages due to business optimization efforts. These reductions accounted for an approximate 3.9% decline in year-over-year revenue. Total shared mail packages delivered for the first quarter of 2008 were 1.0 billion packages and 8.6 billion pieces were distributed through the Shared Mail distribution network.

Shared Mail’s gross margin percentage was 25.9% for the first quarter of 2008 and was positively impacted by the optimization efforts to reduce unprofitable packages in certain targeted markets as well as print and paper cost synergies. Shared Mail’s gross margin percentage has improved sequentially every quarter since the acquisition from 22.3% in the first quarter of 2007 to the current gross margin percentage of 25.9%, improving 3.6 percentage points over a one-year period.

Shared Mail segment profit was $30.9 million for the first quarter of 2008 reflecting the gross margin improvement, fixed and variable cost reductions in part due to cost synergies, and reduced client credits.

Neighborhood Targeted

Our Neighborhood Targeted product revenues were $100.2 million in the quarter ended March 31, 2008, flat versus the quarter ended March 31, 2007, despite the effect of approximately $3.0 million of Neighborhood Targeted business which migrated to the Shared Mail product. This 3.0% reduction is in line with average newspaper circulation declines during the first quarter of 2008. Segment profit increased 0.9% to $11.1 million for the first quarter of 2008 compared to the first quarter of 2007.

FSI

In the quarter ended March 31, 2008, FSI revenues were $98.6 million, down 10.0% compared to the quarter ended March 31, 2007. The decreased revenues were attributable to an anticipated low-to-mid-single digit reduction in FSI pricing. We also experienced a decrease in market share as compared to the quarter ended March 31, 2007 resulting in lower volume, despite a 2.5% increase in industry pages. FSI cost of goods sold was up for the quarter ended March 31, 2008 versus the comparable period a year-ago on a cost-per-thousand (CPM) basis, primarily due to increased paper costs.

FSI segment profit was $2.0 million for the quarter ended March 31, 2008, down from $9.8 million in the year-ago quarter. This decline was due to the reduction in pricing, lost market share and increased paper costs. These factors are expected to continue throughout 2008.

International, Digital Media & Services

Due to their size in relation to other segments, we have combined the segments previously known as International and Services and Household Targeted into one segment – International, Digital Media & Services. This segment includes all our lines of business not included in a separate reportable segment including NCH, international, direct mail, VRMS, security services, interactive and in-store. Total first quarter 2008 revenues for this segment were $42.0 million, an increase of 5.5% from the first quarter of 2007. This increase is attributable to the inclusion of ADVO Canada for a full quarter in 2008 while the prior period included ADVO Canada revenue since the acquisition date of March 2, 2007. This segment experienced a $1.8 million loss for the first quarter of 2008 primarily due to charges related to our Interactive initiative and European restructuring. Without these charges, segment profit would have been $0.2 million, compared to $1.7 million for the first quarter of 2007.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs increased in the first quarter of 2008 to $97.2 million versus $54.5 million in the first quarter of 2007. Of this increase, $38.2 million was attributable to the inclusion of Shared Mail SG&A costs for the full quarter in 2008. The remaining increase of $4.5 million was due to increases in legal costs, severance costs, and European restructuring charges, partially offset by a reversal of an accrual for a severance policy which was discontinued during the first quarter of 2008.

Amortization Expense

Amortization expense of $2.3 million was recorded for the quarter ended March 31, 2008. As a result of the allocation of purchase price for the ADVO acquisition, $180.0 million of amortizable intangibles were recorded with an average life of 20 years.

Non-operating Items

Interest expense was $23.9 million in the first quarter of 2008, compared to $10.6 million in the first quarter of 2007. The increase was due to our issuance of an aggregate principal amount of $540.0 million of 8  1/4% Senior Notes due 2015 and borrowings of $590.0 million under the senior secured term loan portion of our senior secured credit facility incurred in connection with our acquisition of ADVO on March 2, 2007.

Net Earnings

Net earnings were $12.4 million in the first quarter of 2008, an increase of $1.1 million, or 10.2%, from the first quarter of 2007. The increase in earnings was due to improved performance, specifically in the Shared Mail segment, partially offset by additional interest expense associated with financing the acquisition of ADVO. Diluted earnings per share were $0.26 in the first quarter of 2008, compared to $0.23 in the first quarter of 2007.

Financial Condition, Liquidity and Sources of Capital

We believe that we have sufficient liquidity to support the ongoing activities of our business, repay our existing debt obligations and to invest in future growth opportunities. Operating cash flows are our primary source of liquidity and are expected to be used for, among other things, interest and principal payments on our debt obligations and capital expenditures necessary to support growth and productivity improvement.

The following table presents our available sources of liquidity as of March 31, 2008:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents				$93.5
Debt facilities:
Senior Secured Revolving Credit Facility	$108.8	(1)	—	108.8
Senior Secured Delayed Draw Term Loan (2)	160.0		—	160.0

Total Available				$362.3

(1)	Net of $11.2 million in outstanding letters of credit
(2)	In April 2008, we drew down the entire $160.0 million available under the delayed draw term loan to fund the anticipated exercise of put rights by the holders of the Senior Secured Convertible Notes due 2033 on May 22, 2008.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $93.5 million at March 31, 2008 compared to $125.2 million at December 31, 2007. This was the result of cash provided by operating activities of $3.4 million, offset by cash used in investing and financing activities of $9.0 million and $26.5 million, respectively, during the three-month period ended March 31, 2008.

Cash flow from operating activities was $3.4 million during the three months ended March 31, 2008 compared to $66.1 million during the year-ago quarter. The $62.7 million decrease from the comparable period was due to changes in assets and liabilities, offset by a $13.4 million increase in noncash charges and $1.1 million in increased net income. These changes are further described below:

•	noncash charges of depreciation and amortization of tangible and intangible assets increased by $10.2 million as a result of the ADVO acquisition;

•	a decrease in accounts payable due to timing of vendor payments;

•	an increase in prepaid expenses resulting from timing of paid postage; and

•	an increase in inventory balances due to purchasing paper for internal production of the Shared Mail wrap products which were previously outsourced.

Net cash used in investing activities was $9.0 million due entirely to capital acquisitions of property, plant and equipment. The net cash used in investing activities in the comparable year-ago period was $1.1 billion as a result of the ADVO acquisition, offset by the purchase and sale of auction rate securities.

Net cash used in financing activities was $26.5 million, solely as the result of principal payments on the term loan B portion of our senior secured credit facility. Cash provided by financing activities in the comparable year-ago period relates to borrowings of long-term debt to fund the acquisition of ADVO.

We intend to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and to reduce our indebtedness, and we believe we will generate sufficient funds from operations and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Current and Long-term Debt

As of March 31, 2008, we had outstanding $1,284.1 million in aggregate indebtedness, which consisted of $100.0 million aggregate principal amount of the 6 5/8% Senior Secured Notes due 2009 (the “2009 Secured Notes”), $160.0 million of the Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”), $540.0 million of the unsecured 8  1/4% Senior Notes due 2015 (the “2015 Notes”), and $484.1 million under the senior secured term loan B of our senior secured credit facility. All of our indentures governing the 2009 Secured Notes, 2033 Secured Notes and the 2015 Notes contain cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us and the default results in the acceleration of such indebtedness in excess of $25.0 million. Our senior secured credit facility contains a cross-default provision which becomes applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us in excess of $25.0 million. As of March 31, 2008 we had total outstanding letters of credit of approximately $11.2 million.

Senior Secured Credit Facility

We entered into our senior secured credit facility on March 2, 2007 in connection with our acquisition of ADVO. The facility consists of the following:

•	a five-year revolving line of credit in an aggregate principal amount of $120.0 million;

•

a seven-year term loan B in an aggregate principal amount equal to $590.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the term loan B, with the remaining balance thereafter to be paid in full on the seventh anniversary of the closing date of the term loan B at which time the remaining balance will be payable in full;

•

a seven-year amortizing delayed draw term loan in an aggregate principal amount equal to $160.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during first six years of the delayed draw term loan, with the remaining balance thereafter to be paid in full on the maturity date of the term loan B at which time the remaining balance will be payable in full; and

•

an incremental facility pursuant to which, prior to the maturity of the senior secured credit facility, we may incur additional indebtedness under our senior secured credit facility in an additional amount up to $150.0 million under either the revolving line of credit or the term loan B or a combination thereof.

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

During the quarter ended March 31, 2008, in addition to the mandatory principal payment of $1.5 million, Valassis made a voluntary prepayment of $25.0 million under the term loan B. Both payments were classified as current debt as of December 31, 2007.

Our senior secured credit facility requires us to comply with a maximum senior secured leverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25 to 1.00 to 3.50 to 1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60 to 1.00 to 2.00 to 1.00 (depending on the applicable period).

In April 2008, we drew down the entire $160.0 million available under the delayed draw term loan portion of our senior secured credit facility to fund the anticipated exercise of put rights by the holders of our 2033 Secured Notes on May 22, 2008. Pricing and interest payments on the delayed draw term loan are consistent with the term loan B portion of our senior secured credit facility.

See our 2007 Form 10-K for further information regarding interest and fees, guarantees and security, prepayment and covenants related to the senior secured credit facility.

2009 Secured Notes

In January 1999, we issued $100.0 million aggregate principal amount of our 2009 Secured Notes in a private placement transaction. We pay interest on the 2009 Secured Notes on January 15 and July 15 of each year until maturity of the notes. Our 2009 Secured Notes are secured on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2009 Secured Notes.

We may redeem all or any of the 2009 Secured Notes at any time at a price equal to the greater of (i) 100% of the principal amount of the 2009 Secured Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus any accrued and unpaid interest to the applicable redemption date. There are no mandatory redemption provisions. As the 2009 Secured Notes become due in January 2009, we have classified these notes as current debt.

2033 Secured Notes

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. The holders of the 2033 Secured Notes receive cash interest payments of 1 5/8% per year on the original discounted amount, payable on November 22 and May 22 of each year through May 2008. Original issue discount accrues on each 2033 Secured Note, so long as it remains outstanding, at 1 5/8% per annum beginning May 22, 2008, on a semi-annual bond equivalent basis. Our 2033 Secured Notes are secured on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2033 Secured Notes.

The holders of the 2033 Secured Notes may require us to purchase all or a portion of their notes on May 22, 2008, May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $667.24, $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Secured Notes if we experience a change of control. We, at our option, may redeem all or a portion of the 2033 Secured Notes at their accreted value at any time on or after May 22, 2008, for cash. The 2033 Secured Notes are currently convertible; however, the conversion price is out-of-the-money.

On April 23, 2008, we launched a cash tender offer for the 2033 Secured Notes that is intended to satisfy the put rights of the holders of such notes on May 22, 2008. We recently drew down $160.0 million under the delayed draw term loan portion of our senior secured credit facility and intend to use the proceeds thereof and/or cash on hand to finance the tender offer. See “—Senior Secured Credit Facility” above for additional information regarding the delayed draw term loan.

2015 Notes

On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of the 2015 Notes. Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539,925,000 original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes remains outstanding. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

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

Covenant Compliance

As of March 31, 2008, we were in compliance with all of our indenture and senior secured credit facility covenants.

Off-balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $9.0 million for the three months ended March 31, 2008, and are anticipated to be approximately $35.0 million or less for the 2008 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of recently adopted accounting pronouncements and new accounting pronouncements not yet adopted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively converted an aggregate of $480.0 million, or 99.2% of our variable rate debt, to fixed rate debt. As of March 31, 2008, the fair value of these derivatives was a liability of $31.2 million and an aggregate principal amount of $4.1 million outstanding under the term loan B portion of our senior secured credit facility was subject to interest rate variability.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. Historically, we have purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2008, we had a commitment to purchase $9.5 million in Mexican pesos over the next ten months.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending securities class action. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., and Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of ADVO’s stock was allegedly inflated.

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007, and the defendants’ responsive pleading was filed November 13, 2007. On April 25, 2008, the defendant’s motion was denied. The Company will continue to vigorously defend this matter on behalf of ADVO.

In addition to the above matter, Valassis is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our common stock were repurchased during the quarter ended March 31, 2008. There are 6.1 million shares currently available under approved share repurchase programs. We suspended our share repurchase program in February 2006 and no shares have been repurchased since that time.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

3.1	Amended and Restated By-laws of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 5, 2008)

10.1	Valassis Communications, Inc. 2008 Senior Executives Semi-Annual Bonus Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008)

10.2	Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008

Valassis Communications, Inc.
(Registrant)

	By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 5, 2008)

10.1	Valassis Communications, Inc. 2008 Senior Executives Semi-Annual Bonus Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008)

10.2	Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia