Form 10-Q
period 2008-06-30
VALASSIS COMMUNICATIONS INC
filed 2008-08-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 1, 2008, there were 48,053,189 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended June 30, 2008

Part I - Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	June 30, 2008	Dec. 31, 2007
Assets
Current assets:
Cash and cash equivalents	$191,827	$125,239
Accounts receivable (less allowance for doubtful accounts of $10,288 at June 30, 2008 and $16,460 at December 31, 2007)	412,933	515,490
Inventories	52,783	43,591
Refundable income taxes	—	6,553
Prepaid expenses and other	25,864	19,379
Deferred income taxes	11,702	—

Total current assets	695,109	710,252

Property, plant and equipment, at cost:
Land and buildings	54,841	79,662
Machinery and equipment	227,432	227,141
Office furniture and equipment	189,947	176,425
Automobiles	237	221
Leasehold improvements	22,986	22,934

	495,443	506,383
Less accumulated depreciation and amortization	(230,301)	(201,832)

Net property, plant and equipment	265,142	304,551

Intangible assets:
Goodwill	896,223	897,569
Other intangibles	331,555	331,555

	1,227,778	1,229,124
Less accumulated amortization	(87,806)	(83,195)

Net intangible assets	1,139,972	1,145,929

Investments	6,888	7,159
Other assets	24,265	22,562

Total assets	$2,131,376	$2,190,453

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

	June 30, 2008	Dec. 31, 2007
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$136,268	$30,900
Accounts payable	280,136	333,749
Accrued interest	17,917	18,157
Accrued compensation and benefits	44,469	51,951
Accrued other expenses	54,854	58,553
Progress billings	35,448	45,616
Income tax payable	14,874	—
Deferred income taxes	—	2,470

Total current liabilities	583,966	541,396

Long-term debt	1,146,397	1,279,640
Other non-current liabilities	34,733	29,026
Deferred income taxes	122,506	120,500

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2008 and December 31, 2007
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,532,306 at June 30, 2008 and 63,416,039 at December 31, 2007; outstanding 48,053,189 at June 30, 2008 and 47,935,022 at December 31, 2007	635	634
Additional paid-in capital	54,839	51,482
Retained earnings	711,979	692,263
Accumulated other comprehensive income	(3,509)	(4,261)
Treasury stock, at cost (15,479,117 shares at June 30, 2008 and 15,481,017 shares at December 31, 2007)	(520,170)	(520,227)

Total stockholders’ equity	243,774	219,891

Total liabilities and stockholders’ equity	$2,131,376	$2,190,453

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$594,925	$612,147	$1,192,006	$973,451

Costs and expenses:
Cost of products sold	460,970	472,822	916,327	751,839
Selling, general and administrative	96,869	96,364	194,048	150,890
Amortization expense	2,305	2,312	4,611	3,220

Total costs and expenses	560,144	571,498	1,114,986	905,949

Earnings from operations	34,781	40,649	77,020	67,502

Other expenses (income):
Interest expense	24,119	25,228	48,024	35,847
Interest income	(641)	(842)	(1,368)	(2,385)
Other income, net	(1,048)	(643)	(2,167)	(1,278)

Total other expenses (income)	22,430	23,743	44,489	32,184

Earnings before income taxes	12,351	16,906	32,531	35,318

Income taxes	5,017	7,130	12,815	14,309

Net earnings	$7,334	$9,776	$19,716	$21,009

Net earnings per common share, basic	$0.15	$0.20	$0.41	$0.44

Net earnings per common share, diluted	$0.15	$0.20	$0.41	$0.44

Shares used in computing net earnings per share, basic	47,867,484	47,781,249	47,864,902	47,780,316

Shares used in computing net earnings per share, diluted	48,087,877	47,876,878	48,023,842	47,872,659

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$19,716	$21,009
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	34,823	25,282
Amortization of bond discount	1,767	1,278
Provision for losses on accounts receivable	4,363	2,401
Asset impairment	—	1,460
Loss on sale of property, plant and equipment	273	84
Gain on equity investments	(1,226)	(855)
Stock-based compensation charge	3,429	3,530
Deferred income taxes	(12,734)	—
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	98,194	65,645
Inventories	(9,192)	(4,687)
Prepaid expenses and other	(6,528)	4,640
Other liabilities	(2,547)	(18,549)
Other assets	2,834	23,582
Accounts payable	(53,613)	3,540
Accrued expenses and interest	(9,615)	(24,750)
Income taxes	21,259	1,420
Progress billings	(10,168)	(8,323)

Total adjustments	61,319	75,698

Net cash provided by operating activities	81,035	96,707

Cash flows from investing activities:
Additions to property, plant and equipment	(15,696)	(12,225)
Proceeds from sale of property, plant and equipment	28,876	—
Acquisition of ADVO, net of cash acquired	—	(1,187,301)
Purchases of auction-rate securities	—	(156,335)
Proceeds from sales of auction-rate securities	—	258,869
Investments and advances to affiliated companies	—	(1,000)
Other	—	(360)

Net cash provided by (used in) investing activities	13,180	(1,098,352)

Cash flows from financing activities:
Borrowings of long-term debt	160,000	1,130,000
Deferred financing costs	—	(19,212)
Payments of long-term debt	(187,893)	(26,475)
Proceeds from issuance of common stock	29	—

Net cash (used in) provided by financing activities	(27,864)	1,084,313

Effect of exchange rate changes on cash	237	544
Net increase in cash	66,588	83,212
Cash at beginning of period	125,239	52,619

Cash at end of period	$191,827	$135,831

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46,297	$18,486
Cash paid during the period for income taxes	$10,585	$13,889
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,306	$1,393

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

Certain reclassifications have been made in the fiscal 2007 financial statements to conform with the 2008 presentation. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding the reclassifications.

2.	ACQUISITION OF ADVO

We completed the acquisition of ADVO, Inc. (ADVO) on March 2, 2007 for approximately $1.2 billion, including the refinancing of approximately $125 million in existing ADVO debt, which was financed with debt as more fully described in Note 8, Long-Term Debt. The results of ADVO’s operations have been included in our consolidated financial statements since the acquisition date. ADVO was one of the country’s leading direct mail companies, distributing direct advertising products on a weekly basis primarily through the United States Postal Service. The acquisition of ADVO, including its national shared mail distribution network, allows the combined company to offer clients unique, diverse and complete media plans for their value-oriented advertising content. In January 2008, we changed the corporate name of ADVO to Valassis Direct Mail, Inc. and incorporated its products and services into the combined Valassis product portfolio.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The total purchase price reflects transaction costs and is net of cash acquired. The acquisition purchase price was allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of the acquisition is not deductible for tax purposes.

The ADVO purchase price was allocated as follows:

(in thousands of U.S. dollars)	March 2, 2007
Current assets, net of cash	$221,376
Property, plant and equipment	214,695
Goodwill	723,089
Intangible assets	296,000
Other non-current assets	20,036

Total assets	$1,475,196

Current liabilities	$122,558
Non-current liabilities	164,764

Total liabilities assumed	$287,322

Total purchase price, net of cash acquired	$1,187,874

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

	Six Months Ended June 30,
(in thousands of U.S. dollars, except per share amounts)	2008	2007 (1)
Revenue	$1,192,006	$1,196,954
Earnings from operations	77,020	37,141
Net earnings	19,716	(6,770)
Basic earnings per share	$0.41	$(0.14)
Diluted earnings per share	$0.41	$(0.14)

(1)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of ADVO been completed as of the beginning of the periods presented. In addition, the pro forma results do not purport to project our future results.

3.	STOCK-BASED COMPENSATION

We account for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (SFAS 123R). We recognized $2.0 million and $1.8 million of stock-based compensation expense during the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was $3.4 million and $3.5 million, respectively. Compensation expense is included in selling, general and administrative expenses. Compensation expense related to stock options is calculated using a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method is used for recognizing stock-based compensation expense under SFAS 123R. Total compensation expense related to non-vested options not yet recognized at June 30, 2008 was approximately $15.8 million, which we expect to recognize as compensation expense over the next five years.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Chinese yuan renminbi, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Historically, we have purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2008, we had a commitment to purchase $6.7 million in Mexican pesos over the next seven months.

We entered into two interest rate swap agreements during the second quarter of 2007. These derivative agreements effectively fix interest rates on a portion of floating debt and qualify for cash flow hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Any changes in the effective portion of these derivatives are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense. As of June 30, 2008, no ineffective portion existed and the fair value of these derivatives was recorded as a liability of $15.9 million on the condensed consolidated balance sheet.

5.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of June 30, 2008 were comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at June 30, 2008	Unamortized Balance at June 30, 2008		Weighted Average Useful Life (in years)
Amortizable intangible assets	$183,455	$(15,001)	$168,454		18.7

Non-amortizable intangible assets:
The Valassis name and other tradenames, trademarks and other			127,341
Goodwill:
Free-standing Inserts			18,257
Neighborhood Targeted			5,325
International, Digital Media & Services			97,506
Shared Mail (ADVO)			723,089

Total non-amortizable intangible assets			971,518	(1)

Consolidated net intangible assets			$1,139,972

(1)	Net of $21.5 million of amortization recorded prior to the adoption of SFAS No. 142 and a $51.3 million impairment charge recorded in 2002.

6.	CONTINGENCIES

Upon its completion of the acquisition of ADVO, Valassis assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., and Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. These complaints generally allege ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger with Valassis and, as a result, the price of ADVO’s stock was allegedly inflated.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On December 12, 2006, the Kelleher plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action entitled, Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC). A revised, consolidated complaint was filed by the plaintiffs. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007, and the defendants’ responsive pleading was filed November 13, 2007. On April 25, 2008, the defendant’s motion was denied. Valassis will continue to vigorously defend this matter on behalf of ADVO.

In addition to the above matter, Valassis is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Valassis’ financial position, results of operations or liquidity.

7.	SALE AND LEASEBACK

On June 19, 2008, we completed a sale and leaseback transaction with an independent third party involving our three properties located in Windsor, Connecticut. Simultaneously with the closing of the sale of the properties, we entered into long-term agreements to lease two of the properties back from the purchaser for a period of 15 years. The terms of the leases provide for annual rent cost escalations. The rental payments will be expensed in an annual amount of $2.4 million in the aggregate on a straight-line basis over the lives of the leases.

Our net proceeds from the sale of the properties were approximately $28.8 million. The $4.2 million gain on the sale of the two properties that are being leased has been deferred and will be recognized as a reduction to rent expense over the 15-year leaseback period. The $0.1 million gain associated with of the sale of the third property was recorded as a gain on sale of assets.

Proceeds from the sale and leaseback transaction of $21.6 and $7.2 million were used to pay down the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, in July 2008 as required under the terms of such senior secured credit facility.

8.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	June 30, 2008	Dec. 31, 2007
Revolving Credit Facility	$—	$—
6 5/8% Senior Notes due 2009, net of discount	99,983	99,965
Senior Convertible Notes due 2033, net of discount	57	160,000
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	482,625	510,575
Senior Secured Delayed Draw Term Loan	160,000	—

	$1,282,665	$1,310,540
Less current portion	136,268	30,900

Total long-term debt	$1,146,397	$1,279,640

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 2, 2007, in connection with the acquisition of ADVO, Valassis entered into a senior secured credit facility with various banking institutions. The senior secured credit facility provides for (i) a $120.0 million senior secured revolving line of credit; (ii) a $590.0 million senior secured term loan B; and (iii) a $160.0 million senior secured delayed draw term loan. As of June 30, 2008, Valassis had no borrowings against the revolving line of credit (without giving effect to outstanding letters of credit).

In April 2008, Valassis closed on the delayed draw term loan portion of the Senior Secured Credit Facility in an aggregate principal amount of $160.0 million. Pricing and interest payments on the delayed draw term loan are consistent with the senior secured term loan B portion of our senior secured credit facility. The proceeds of the delayed draw term loan were used to fund the exercise of put rights by the holders of Valassis Senior Secured Convertible Notes due 2033 on May 22, 2008.

On May 22, 2008, the holders of Valassis Senior Secured Convertible Notes due 2033 exercised put rights in response to Valassis’ tender offer. Notes in an aggregate amount at maturity of $239.7 million (or approximately $159.9 million net of discount) outstanding were repurchased by Valassis. The holders of the remaining outstanding notes are subject to the terms of the indenture governing the Notes and the Notes. As of June 30, 2008, an aggregate principal amount at maturity of $85,000 ($57,000 net of discount) of the Notes remain outstanding.

In July 2008, Valassis used proceeds of $21.6 million and $7.2 million from the sale and leaseback transaction described in Note 7, to pay down the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively. Therefore, the debt that was repaid is reflected as current debt as of June 30, 2008.

For further information, refer to “Current and Long-Term Debt” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operation.

9.	SEGMENT REPORTING

Valassis’ segments meeting the quantitative thresholds to be considered reportable are Shared Mail (ADVO), Neighborhood Targeted and Free-standing Inserts (FSI). All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

Due to the acquisition of ADVO in 2007 and the resulting change in relative size of various business units, the previously reportable segments referred to as Household Targeted and International and Services were combined into one segment, International, Digital Media & Services as of January 1, 2008. This segment includes all our lines of business that both individually and collectively fall below the materiality threshold for separate reportable segments. These business lines include NCH, international, direct mail, VRMS, security services, interactive and in-store. In addition, on January 1, 2008, ADVO Canada, previously reported as part of the Shared Mail (ADVO) segment, was merged into Valassis Canada and is now part of International, Digital Media & Services. Prior year results have been reclassified for comparison purposes.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations (segment profit). Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.

	Three Months Ended June 30,
(in millions of U.S. dollars)	Shared Mail (1)	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2008
Revenues from external customers	$350.4	$108.3	$88.7	$47.5	$594.9
Intersegment revenues	$3.6	$3.5	$9.7	$—	$16.8
Depreciation/amortization	$12.7	$0.6	$3.2	$0.7	$17.2
Segment profit (loss)	$22.8	$11.8	$(2.4)	$2.6	$34.8

2007
Revenues from external customers	$349.0	$120.2	$98.7	$44.2	$612.1
Intersegment revenues	$0.8	$3.6	$(0.8)	$0.3	$3.9
Depreciation/amortization	$14.6	$0.5	$2.2	$0.6	$17.9
Segment profit	$19.3	$14.5	$5.4	$2.5	$41.7
(1) The Shared Mail segment, previously referred to as ADVO, was renamed as of January 1, 2008.

	Six Months Ended June 30,
(in millions of U.S. dollars)	Shared Mail (2)	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2008
Revenues from external customers	$706.7	$208.5	$187.3	$89.5	$1,192.0
Intersegment revenues	$7.0	$10.2	$20.0	$—	$37.2
Depreciation/amortization	$26.7	$1.1	$5.6	$1.4	$34.8
Segment profit (loss)	$53.7	$22.9	$(0.4)	$0.8	$77.0

2007
Revenues from external customers	$460.4	$220.7	$208.4	$84.0	$973.5
Intersegment revenues	$0.9	$3.6	$—	$0.3	$4.8
Depreciation/amortization	$18.5	$1.0	$4.6	$1.2	$25.3
Segment profit	$24.6	$25.4	$15.3	$4.2	$69.5

(2)	The Shared Mail segment, previously referred to as ADVO, was renamed as of January 1, 2008. The 2007 amounts reflect results since the acquisition date of March 2, 2007.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2008	2007	2008	2007
Segment profit	$34.8	$41.7	$77.0	$69.5
Unallocated amounts:
Litigation and other costs related to the acquisition of ADVO	0.0	(1.1)	0.0	(2.0)
Interest expense	(24.1)	(25.2)	(48.0)	(35.8)
Interest income	0.6	0.8	1.4	2.4
Other income	1.1	0.7	2.1	1.2

Earnings before income taxes	$12.4	$16.9	$32.5	$35.3

Domestic and foreign revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2008	2007	2008	2007
United States	$572.8	$587.5	$1,150.2	$933.5
Foreign	22.1	24.6	41.8	40.0

Total	$594.9	$612.1	$1,192.0	$973.5

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	June 30, 2008	Dec 31, 2007
United States	$246.4	$285.7
Foreign	18.7	18.9

Total	$265.1	$304.6

10.	COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income, both net of tax, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2008	2007	2008	2007
Net earnings	$7,334	$9,776	$19,716	$21,009

Other comprehensive income (loss):
Net change in fair value of derivatives	15,255	(4,165)	469	(3,700)
Foreign currency translation adjustment	12	(694)	283	824

Total comprehensive income	$22,601	$4,917	$20,468	$18,133

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars, except per share data)	2008	2007	2008	2007
Net earnings	$7,334	$9,776	$19,716	$21,009

Basic EPS:
Weighted average common shares outstanding	47,867	47,781	47,865	47,780

Earnings per common share - basic	$0.15	$0.20	$0.41	$0.44

Diluted EPS:
Weighted average common shares outstanding	47,867	47,781	47,865	47,780
Weighted average shares issued on exercise of dilutive options and restricted shares	797	—	1,712	—
Shares purchased with proceeds of options and unearned restricted shares	(637)	(50)	(1,614)	(53)
Shares contingently issuable	61	146	61	146

Shares applicable to diluted earnings	48,088	47,877	48,024	47,873

Earnings per common share - diluted	$0.15	$0.20	$0.41	$0.44

Unexercised employee stock options to purchase 6.8 million and 4.3 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three months ended June 30, 2008 and six months ended June 30, 2008, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

12.	NEW ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED OR YET-TO-BE ADOPTED

Recently Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer adoption of SFAS 157 for such items, and we do not currently anticipate that full adoption in 2009 will materially impact our results of operations or financial position.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 30, 2008:

	Fair Value Measurements (in millions of U.S. dollars)
Description	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards	$7.1	$—	$7.1	$—
Other Assets - Warrants	0.1	—	0.1	—
Interest Rate Swaps	(15.9)	—	(15.9)	—

	$(8.7)	$—	$(8.7)	$—

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adoption of SFAS 161 on our financial condition, results of operations and liquidity.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies prospectively to all intangible assets acquired after the effective date in fiscal 2009, whether acquired in a business combination or otherwise. FSP No. FAS 142-3 will have an impact on accounting for new intangible assets acquired once adopted; however, the effect is dependent upon new intangible assets acquired at that time.

In May 2008, FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the potential impact, if any, on our financial condition, results of operations and liquidity.

13.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2015 Notes issued by Valassis are guaranteed by substantially all of Valassis’ existing and future domestic subsidiaries on a senior unsecured basis. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by Valassis and has guaranteed the 2015 Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries are not guarantors of these obligations. The subsidiary guarantors also guarantee the senior secured credit facility described in Note 8.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007 and the related condensed consolidating statements of income for the three and six months ended June 30, 2008 and 2007, and the condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007.

Condensed Consolidating Balance Sheet

June 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$110,954	$53,471	$27,402	$—	$191,827
Accounts receivable, net	163,287	213,726	35,920	—	412,933
Inventories	44,836	7,663	284	—	52,783
Prepaid expenses and other	65,406	15,069	2,335	(56,946)	25,864
Deferred income taxes	2,277	9,545	(120)	—	11,702

Total current assets	386,760	299,474	65,821	(56,946)	695,109

Property, plant and equipment, net	37,521	216,311	11,310	—	265,142
Intangible assets, net	35,322	1,097,662	6,988	—	1,139,972
Investments	488,327	35,749	—	(517,188)	6,888
Intercompany note and loan receivable (payable)	760,275	(760,275)	—	—
Other assets	19,459	4,968	4	(166)	24,265

Total assets	$1,727,664	$893,889	$84,123	$(574,300)	$2,131,376

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$136,268	$—	$—	$—	$136,268
Accounts payable	137,986	175,047	21,549	(54,446)	280,136
Accrued expenses	48,414	50,779	20,713	(2,666)	117,240
Progress billings	14,894	11,623	8,931	—	35,448
Income tax payable (receivable)	(7,386)	21,957	303	—	14,874

Total current liabilities	330,176	259,406	51,496	(57,112)	583,966

Long-term debt	1,146,397	—	—	—	1,146,397
Other non-current liabilities	16,590	15,128	3,015	—	34,733
Deferred income taxes	(9,273)	136,943	(5,164)	—	122,506
Stockholders’ equity	243,774	482,412	34,776	(517,188)	243,774

Total liabilities and stockholders’ equity	$1,727,664	$893,889	$84,123	$(574,300)	$2,131,376

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$4,599	$95,754	$24,886	$—	$125,239
Accounts receivable, net	242,391	240,390	33,006	(297)	515,490
Inventories	33,748	9,613	230	—	43,591
Prepaid expenses and other	13,115	9,911	2,223	(5,870)	19,379
Income taxes refundable (payable)	19,266	(12,857)	144	—	6,553

Total current assets	313,119	342,811	60,489	(6,167)	710,252

Property, plant and equipment, net	28,946	264,074	11,531	—	304,551
Intangible assets, net	35,433	1,103,508	6,988	—	1,145,929
Investments	469,599	34,621	—	(497,061)	7,159
Intercompany note receivable (payable)	966,735	(966,664)	(71)	—	—
Other assets	22,069	490	106	(103)	22,562

Total assets	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$30,900	$—	$—	$—	$30,900
Accounts payable	210,257	113,204	15,989	(5,701)	333,749
Accrued expenses	52,514	59,551	17,165	(569)	128,661
Progress billings	26,441	10,118	9,057	—	45,616
Deferred income taxes	13,485	(10,785)	(230)	—	2,470

Total current liabilities	333,597	172,088	41,981	(6,270)	541,396

Long-term debt	1,279,640	—	—	—	1,279,640
Other non-current liabilities	17,094	9,506	2,426	—	29,026
Deferred income taxes	(14,321)	134,806	15	—	120,500
Stockholders’ equity	219,891	462,440	34,621	(497,061)	219,891

Total liabilities and stockholders’ equity	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$188,814	$400,894	$27,146	$(21,929)	$594,925

Cost and expenses:
Cost of products sold	152,957	308,700	21,242	(21,929)	460,970
Selling, general and administrative	29,761	61,746	5,362	—	96,869
Amortization expense	55	2,250	—	—	2,305

Total costs and expenses	182,773	372,696	26,604	(21,929)	560,144

Earnings from operations	6,041	28,198	542	—	34,781

Other expenses (income):
Interest expense	24,117	—	2	—	24,119
Interest income	(492)	(48)	(101)	—	(641)
Intercompany interest	(17,348)	17,348	—	—	—
Other income, net	(92)	(933)	(23)	—	(1,048)

Total other expenses (income)	6,185	16,367	(122)	—	22,430

Earnings (loss) before income taxes	(144)	11,831	664	—	12,351

Income taxes	1,080	3,745	192	—	5,017
Equity in net earnings of subsidiary	8,558	472	—	(9,030)	—

Net earnings	$7,334	$8,558	$472	$(9,030)	$7,334

Condensed Consolidating Statement of Income Three Months Ended June 30, 2007 (in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$180,032	$418,199	$26,120	$(12,204)	$612,147

Cost and expenses:
Cost of products sold	152,029	312,897	20,100	(12,204)	472,822
Selling, general and administrative	13,346	76,560	6,458	—	96,364
Amortization expense	55	2,257	—	—	2,312

Total costs and expenses	165,430	391,714	26,558	(12,204)	571,498

Earnings (loss) from operations	14,602	26,485	(438)	—	40,649

Other expenses (income):
Interest expense	25,225	—	3	—	25,228
Interest income	(49)	(727)	(66)		(842)
Other income, net	(152)	(446)	(45)	—	(643)

Total other expenses (income)	25,024	(1,173)	(108)	—	23,743

Earnings (loss) before income taxes	(10,422)	27,658	(330)	—	16,906

Income taxes	(2,012)	8,993	149	—	7,130
Equity in net earnings (loss) of subsidiary	18,186	(479)	—	(17,707)	—

Net earnings (loss)	$9,776	$18,186	$(479)	$(17,707)	$9,776

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$381,582	$805,935	$51,733	$(47,244)	$1,192,006

Cost and expenses:
Cost of products sold	305,175	618,153	40,243	(47,244)	916,327
Selling, general and administrative	64,005	118,764	11,279	—	194,048
Amortization expense	111	4,500	—	—	4,611

Total costs and expenses	369,291	741,417	51,522	(47,244)	1,114,986

Earnings from operations	12,291	64,518	211	—	77,020

Other expenses (income):
Interest expense	48,020	—	4	—	48,024
Interest income	(671)	(445)	(252)	—	(1,368)
Intercompany interest	(36,484)	36,484	—	—	—
Other income, net	(646)	(1,518)	(3)	—	(2,167)

Total other expenses (income)	10,219	34,521	(251)	—	44,489

Earnings before income taxes	2,072	29,997	462	—	32,531

Income taxes	1,694	10,626	495	—	12,815
Equity in net earnings (loss) of subsidiary	19,338	(33)	—	(19,305)	—

Net earnings (loss)	$19,716	$19,338	$(33)	$(19,305)	$19,716

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2007

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$349,299	$595,817	$42,807	$(14,472)	$973,451

Cost and expenses:
Cost of products sold	293,241	440,085	32,985	(14,472)	751,839
Selling, general and administrative	26,933	113,121	10,836	—	150,890
Amortization expense	111	3,109	—	—	3,220

Total costs and expenses	320,285	556,315	43,821	(14,472)	905,949

Earnings (loss) from operations	29,014	39,502	(1,014)	—	67,502

Other expenses (income):
Interest expense	35,842	—	5	—	35,847
Interest income	(1,212)	(1,036)	(137)		(2,385)
Other income, net	(649)	(543)	(86)	—	(1,278)

Total other expenses (income)	33,981	(1,579)	(218)	—	32,184

Earnings (loss) before income taxes	(4,967)	41,081	(796)	—	35,318

Income taxes	1,831	12,107	371	—	14,309
Equity in net earnings (loss) of subsidiary	27,807	(1,167)	—	(26,640)	—

Net earnings (loss)	$21,009	$27,807	$(1,167)	$(26,640)	$21,009

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$147,013	$(68,569)	$2,591	$—	$81,035

Investing activities
Additions to property, plant and equipment	(12,794)	(2,590)	(312)	—	(15,696)
Proceeds from sales of property, plant and equipment	—	28,876	—	—	28,876

Net cash provided by (used in) investing activities	(12,794)	26,286	(312)	—	13,180

Financing activities
Borrowings of long-term debt	160,000	—	—	—	160,000
Repayments of long-term debt	(187,893)	—	—	—	(187,893)
Proceeds from issuance of common stock	29	—	—	—	29

Net cash used in financing activities	(27,864)	—	—	—	(27,864)

Effect of exchange rate changes on cash	—	—	237	—	237

Net increase (decrease) in cash	106,355	(42,283)	2,516	—	66,588
Cash at beginning of period	4,599	95,754	24,886	—	125,239

Cash at end of period	$110,954	$53,471	$27,402	$—	$191,827

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2007 (in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by operating activities	$14,748	$73,145	$8,814	$—	$96,707

Investing activities
Additions to property, plant and equipment	(2,000)	(10,035)	(190)	—	(12,225)
Acquisition of ADVO, net of cash acquired	(1,187,301)	—	—	—	(1,187,301)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—	—	258,869
Investments in and advances to affiliated companies	(1,000)	—	—	—	(1,000)
Other	(360)	—	—	—	(360)

Net cash (used in) provided by investing activities	(1,099,142)	980	(190)	—	(1,098,352)

Financing activities
Proceeds from issuance of common stock	1,130,000	—	—	—	1,130,000
Repurchase of common stock	(19,212)	—	—	—	(19,212)
Repayment of long-term debt	(26,475)	—	—	—	(26,475)

Net cash provided by financing activities	1,084,313	—	—	—	1,084,313

Effect of exchange rate changes on cash	—	—	544	—	544

Net increase (decrease) in cash	(81)	74,125	9,168	—	83,212
Cash at beginning of period	21,463	13,173	17,983	—	52,619

Cash at end of period	$21,382	$87,298	$27,151	$—	$135,831

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, specifically, statements made in “Overview,” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from operating results in the past. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in customer preference for different promotional materials, promotional strategies or coupon delivery methods including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in our paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending including, without limitation, a decrease in marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; challenges and costs of achieving synergies and cost savings in connection with the ADVO acquisition and integrating ADVO’s operations may be greater than expected; our substantial indebtedness, and our ability to incur additional indebtedness, may affect our financial health; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; the outcome of ADVO’s pending shareholder lawsuits; possible governmental regulation or litigation affecting aspects of our business; and general economic conditions, whether nationally or in the market areas in which we conduct business, may be less favorable than expected. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and our other filings with the United States Securities and Exchange Commission (“SEC”).

Overview

Valassis is one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 17,000 advertisers. Our RedPlum media portfolio delivers value on a weekly basis to over 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. Redplum.com – the newest addition to our diverse offerings – extends our print advertisers’ reach online and offers consumers compelling national and local deals.

We are the only company in our industry to blend a one-of-a-kind shared mail network with newspaper distribution. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want. We expect cross-selling of our legacy products and services to the acquired 13,000 shared mail clients, as well as selling shared mail products to our legacy clients, to drive sustainable profitable revenue growth.

For the quarter ended June 30, 2008, we achieved revenues of $594.9 million, down 2.8% compared to $612.1 million for the second quarter of 2007. Second quarter net earnings were $7.3 million, down 25.0% from $9.8 million in the second quarter of 2007. These decreases are primarily due to the anticipated decline in FSI pricing and softness in the Neighborhood Targeted segment. Second quarter earnings per share (EPS) were $0.15, down from $0.20 in the second quarter of 2007.

As of January 1, 2008, we combined the segments previously known as International and Services and Household Targeted into a new segment, International, Digital Media and Services. This segment includes all our lines of business not included in a separate reportable segment, including NCH, international, direct mail, VRMS, security services, interactive and in-store. In addition, this segment includes the business conducted by ADVO Canada, which was merged with Valassis Canada as of January 1, 2008 and was previously reported as part of the Shared Mail segment.

Segment Results

Shared Mail (ADVO)

Shared Mail (ADVO) revenues for the second quarter of 2008 were $350.4 million, representing an increase of $1.4 million from $349.0 million in the second quarter of 2007. For the six months ended June 30, 2008, Shared Mail revenues were $706.7 million compared to $460.4 million in the corresponding prior year period. Revenues for the six months ended June 30, 2007 represented revenue from the acquisition date of March 2, 2007 to June 30, 2007 and did not reflect a full six-month period.

The increase in Shared Mail revenue for the second quarter of 2008 was achieved despite the elimination of the Detached Address Label (DAL) and the reduction in packages due to business optimization efforts. Total shared mail packages delivered for the second quarter decreased 2.6% to 1.0 billion packages and shared mail pieces decreased 6.4% to 8.1 billion pieces when compared to the second quarter of 2007. The reduction in packages and pieces resulted in a 2.1% decrease in average pieces per package to 7.7 average pieces for the second quarter of 2008 compared to the second quarter of 2007.

Shared Mail’s gross margin percentage was 24.2% for the second quarter of 2008, representing an increase of 1.6 percentage points from the second quarter of 2007. Shared Mail’s gross margin was positively impacted by the optimization efforts to reduce unprofitable packages in certain targeted markets. In addition, lower production costs resulting from lower distribution costs from continued business optimization efforts and operational efficiencies helped to improve gross margin quarter-over-quarter. Also contributing to the increase in gross margin quarter-over-quarter was the decrease in unused postage as a percentage of base postage as a result of the elimination of packages with a higher percentage of unused postage.

Shared Mail segment profit was $22.8 million for the second quarter of 2008, representing an increase of $3.5 million from the second quarter of 2007. This 18.1% increase was primarily attributable to the gross margin improvement. For the six-month period ended June 30, 2008, Shared Mail segment profit was $53.7 million. The prior year’s six-month year-to-date segment profit was $24.6 million; however, as noted above, this amount did not represent a full six-month period.

Neighborhood Targeted

Our Neighborhood Targeted product revenues were $108.3 million in the quarter ended June 30, 2008, down 9.9% compared to the quarter ended June 30, 2007. Approximately 3.5% of the decrease related to previous Neighborhood Targeted business that shifted into the Shared Mail product. The remaining decline in revenues was a result of decreased circulation in the newspaper industry and decreased client spending specifically in the telecom, pizza and dining categories. Segment profit decreased 18.6% to $11.8 million for the second quarter of 2008 from $14.5 million in the second quarter of 2007, due to the revenue decline.

For the six months ended June 30, 2008, Neighborhood Targeted product revenues decreased 5.5% to $208.5 million from $220.7 million for the six months ended June 30, 2007. Approximately 3.5% of the decline was due to a shift of business to Shared Mail products with the remainder due to negative newspaper trends and general softness in the economy. Segment profit for the six months ended June 30, 2008 was $22.9 million compared with $25.4 million in the year-ago period, due to the revenue decline.

FSI

In the quarter ended June 30, 2008, FSI revenues were $88.7 million, down 10.1% from $98.7 million in the quarter ended June 30, 2007. For the six months ended June 30, 2008, segment revenues were $187.3 million, down 10.1% from $208.4 million in the year-ago period. The decreases in revenues were attributable to an anticipated low-to-mid-single digit percentage reduction in FSI pricing, as well as a decrease in market share as compared to the quarter and six months ended June 30, 2007, resulting in lower volume. Management expects an improvement in market share in the second half of 2008 compared to the first half of the year. FSI cost of goods sold increased for the quarter and six months ended June 30, 2008 from the comparable periods a year ago on a cost-per-thousand basis, primarily due to increases in the cost of paper and transportation.

FSI segment loss was $2.4 million for the quarter ended June 30, 2008, down from segment profit of $5.4 million in the year-ago quarter. This decline was due to the anticipated reduction in pricing, lost market share and increased costs of goods sold. For the six months ended June 30, 2008, this segment experienced a $0.4 million loss compared to segment profit of $15.3 million in the year-ago period.

International, Digital Media & Services

Due to their size in relation to other segments, we have combined the segments previously known as International and Services and Household Targeted into one segment – International, Digital Media & Services. This segment includes all our lines of business not included in a separate reportable segment, including NCH, international, direct mail, VRMS, security services, interactive and in-store. Total second quarter 2008 revenues for this segment were $47.5 million, an increase of 7.5% from the second quarter of 2007, due primarily to increased coupon clearing activity in the United States This segment experienced segment profit of $2.6 million for the second quarter of 2008, compared to $2.5 million for the second quarter of 2007, despite the continued costs incurred in connection with our interactive initiative of approximately $1.2 million.

For the six months ended June 30, 2008, this segment recorded revenues of $89.5 million, up 6.5%, compared to $84.0 million in the year-ago period, again due to strong coupon clearing volumes and favorable currency exchange rates. Segment profit for the six months ended June 30, 2008 was $0.8 million, down from $4.2 million in the year-ago period due primarily to approximately $2.4 million of costs incurred as part of our interactive initiative.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs increased slightly in the second quarter of 2008 to $96.9 million from $96.4 million in the second quarter of 2007. Although management has been successful in reducing recurring SG&A expenses, legal costs related to our lawsuit against News America in the amount of $2.2 million for the second quarter of 2008 offset these reductions. For the six months ended June 30, 2008, SG&A was $194.0 million, up from $150.9 million in the year-ago period. The increase was due to the inclusion of Shared Mail SG&A costs for the full six months ended June 30, 2008 compared to the year-ago period in which Shared Mail SG&A costs are included only from the date of the ADVO acquisition on March 2, 2007.

Amortization Expense

Amortization expense of $2.3 million and $4.6 million was recorded for the quarter and six months ended June 30, 2008, respectively. As a result of the allocation of the purchase price for the ADVO acquisition, $180 million of amortizable intangibles were recorded with an average life of 20 years.

Non-operating Items

Interest expense was $24.1 million in the second quarter of 2008, compared to $25.2 million in the second quarter of 2007. The decrease was due to reductions in debt made with free cash flow during the period. For the six months ended June 30, 2008, interest expense was $48.0 million compared to $35.8 million in the year-ago period, due to debt incurred in connection with the acquisition of ADVO on March 2, 2007.

Net Earnings

Net earnings were $7.3 million in the second quarter of 2008, a decrease of $2.4 million, or 25.0%, from the second quarter of 2007. The decrease in earnings was due primarily to a decline in FSI pricing, softness in the Neighborhood Targeted segment and additional legal expense associated with the News America lawsuit, partially offset by the strong performance of Shared Mail. Diluted earnings per share were $0.15 in the second quarter of 2008, compared to $0.20 in the second quarter of 2007.

Net earnings for the six months ended June 30, 2008 were $19.7 million, representing a decrease of $1.3 million or 6.2% from the same period a year ago. Diluted earnings per share were $0.41 for the six months ended June 30, 2008, compared to $0.44 for the six months ended June 30, 2007.

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

The following table presents our available sources of liquidity as of June 30, 2008:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents (1)				$191.8
Debt facilities:
Senior Secured Revolving Credit Facility	$110.5	(2)	—	110.5

Total Available				$302.3

(1)	Includes approximately $28.8 million received as net proceeds from a sale and leaseback transaction completed in June 2008 which were used to pay down the term loan B and delayed draw term loan portions of our secured credit facility in July 2008 as required by the senior secured credit facility. See Note 7 “Sale and Leaseback” to our condensed consolidated financial statements for further information.
(2)	Net of $9.5 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $191.8 million at June 30, 2008 compared to $125.2 million at December 31, 2007. This was the result of cash provided by operating and investing activities of $81.0 million and $13.2 million, respectively, offset by $27.9 million of cash used for financing activities during the six-month period ended June 30, 2008.

Cash flow from operating activities was $81.0 million during the six months ended June 30, 2008 compared to $96.7 million during the six months ended June 30, 2007. The $15.7 million decrease from the comparable period was due to changes of $11.9 million in assets and liabilities, a $2.5 million decrease in non-cash charges and decreased net income of $1.3 million. These changes are more fully described below:

•

Non-cash charges of depreciation and amortization of tangible and intangible assets increased by $9.5 million during the six months ended June 30, 2008 reflecting six months of depreciation of assets acquired in the ADVO acquisition while prior period reflects approximately four months of depreciation as a result of the ADVO acquisition occurring on March 2, 2007;

•

The repurchase of our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”) resulted in a related $15.3 million deferred tax liability becoming payable as of June 30, 2008; this is the primary driver of the change in deferred taxes and income tax payable as compared to the same prior year period;

•	A decrease in accounts payable and accounts receivable related to a reduction in gross ROP billings and related media costs;

•	An increase in prepaid expenses resulting from the timing of paid postage; and

•	An additional decrease in accounts receivable due to improvement in customer collections.

Net cash provided by investing activities was $13.2 million, due primarily to $28.8 million in proceeds from the sale and leaseback of our Windsor, Connecticut facilities, offset by $15.7 million in capital acquisitions of property, plant and equipment. Subsequent to June 30, 2008, proceeds from the sale and leaseback transaction were used to pay down the term loan B and delayed draw portions of our senior secured credit facility. The net cash used in investing activities in the comparable year-ago period was $1.1 billion as a result of the ADVO acquisition, offset by the purchase and sale of auction rate securities.

Net cash used in financing activities was $27.9 million, as a result of principal payments on the term loan B portion of our senior secured credit facility. Additional financing activity included the draw down of the delayed draw portion of our senior secured credit facility from which proceeds of $159.9 million were used to pay holders of our 2033 Secured Notes. Cash provided by financing activities in the comparable year-ago period related to borrowings of long-term debt to fund the acquisition of ADVO offset by a voluntary principal payment on this debt subsequent to the acquisition.

We intend to use cash generated by operating activities to meet interest and principal repayment obligations, for general corporate purposes and to reduce our indebtedness, and we believe we will generate sufficient funds from operations and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Current and Long-term Debt

As of June 30, 2008, we had outstanding $1,282.7 million in aggregate indebtedness, which consisted of $100.0 million aggregate principal amount of the 6  5/8% Senior Secured Notes due 2009 (the “2009 Secured Notes”), $540.0 million of the unsecured 8  1/4% Senior Notes due 2015 (the “2015 Notes”), $482.6 million and $160.0 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility and $0.1 million of the 2033 Secured Notes. All of our indentures governing the 2009 Secured Notes, 2033 Secured Notes and the 2015 Notes contain cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us and the default results in the acceleration of such indebtedness in excess of $25.0 million. Our senior secured credit facility contains a cross-default provision which becomes applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us in excess of $25.0 million. As of June 30, 2008, we had total outstanding letters of credit of approximately $9.5 million.

Our Senior Secured Credit Facility

We entered into our senior secured credit facility on March 2, 2007 in connection with our acquisition of ADVO.

The facility consists of the following:

•	a five-year revolving line of credit in an aggregate principal amount of $120.0 million;

•

a seven-year term loan B in an aggregate principal amount of $590.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the term loan B, with the remaining balance thereafter to be paid in full on the seventh anniversary of the closing date of the term loan B;

•

a seven-year amortizing delayed draw term loan in an aggregate principal amount of $160.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during first six years of the delayed draw term loan, with the remaining balance thereafter to be paid in full on the maturity date of the term loan B; and

•

an incremental facility pursuant to which, prior to the maturity of the senior secured credit facility, we may incur additional indebtedness under our senior secured credit facility in an additional amount up to $150.0 million under either the revolving line of credit or the term loan B or a combination thereof.

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

In April 2008, we drew down the entire $160.0 million available under the delayed draw term loan portion of our senior secured credit facility to finance our tender offer conducted to satisfy the put rights of the holders of our 2033 Secured Notes that were exercisable on May 22, 2008. Pricing and interest payments on the delayed draw term loan are consistent with the term loan B portion of our senior secured credit facility. See the discussion below of our 2033 Secured Notes for further information.

In July 2008, we used proceeds of $28.8 million from a sale and leaseback transaction to pay down the term loan B and delayed draw term loan portions of our senior secured credit facility. Therefore, the debt that was repaid is reflected as current debt as of June 30, 2008.

See our 2007 Form 10-K for further information regarding the interest, fees, guarantees, security and covenants related to our senior secured credit facility.

2009 Secured Notes

In January 1999, we issued $100.0 million aggregate principal amount of our 2009 Secured Notes in a private placement transaction. We pay interest at the rate of 6  5/8% per annum on the 2009 Secured Notes on January 15 and July 15 of each year until maturity of the notes on January 15, 2009. Our 2009 Secured Notes are secured on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2009 Secured Notes.

We may redeem all or any of the 2009 Secured Notes at any time at a price equal to the greater of (i) 100% of the principal amount of the 2009 Secured Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus any accrued and unpaid interest to the applicable redemption date. There are no mandatory redemption provisions. We intend to repay the $100.0 million of our 2009 Secured Notes due in January 2009 out of existing cash and have classified these notes as current debt on the June 30, 2008 balance sheet.

2033 Secured Notes

In May 2003, we issued approximately $239.8 million aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the three months ended June 30, 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount at maturity of approximately $239.7 million (or approximately $159.9 million net of discount) of the 2033 Secured Notes for an aggregate purchase price of approximately $159.9 million. As of June 30, 2008, an aggregate principal amount at maturity of $85,000 (or approximately $57,000 net of discount) of the 2033 Secured Notes remained outstanding. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. See “Our Senior Secured Credit Facility” above for additional information regarding the delayed draw term loan.

Through May 2008, we paid cash interest on the 2033 Secured Notes. Beginning May 22, 2008, original issue discount has accrued on each outstanding 2033 Secured Note at 1  5/8% per annum on a semi-annual bond equivalent basis. Our 2033 Secured Notes are secured on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2033 Secured Notes.

The holders of the 2033 Secured Notes may require us to purchase all or a portion of their notes on May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Secured Notes if we experience a change of control. We, at our option, may redeem all or a portion of the 2033 Secured Notes at their accreted value at any time for cash. The 2033 Secured Notes are currently convertible; however, the conversion price is out-of-the-money.

2015 Secured Notes

On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of the 2015 Notes. Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of approximately $539.9 million original notes were exchanged for exchange notes in the exchange offer. The remaining $0.1 million principal amount of the original notes remains outstanding. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

Subject to a number of exceptions, the 2015 indenture restricts our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, transfer or sell assets, make certain investments, pay dividends or make distributions or other restricted payments, create certain liens, merge or consolidate, repurchase stock and enter into transactions with affiliates.

We may redeem all or a portion of the 2015 Notes at our option at any time prior to March 1, 2011, at a redemption price equal to 100% of the principal amount of 2015 Notes to be redeemed plus a make-whole premium as described in the 2015 indenture plus accrued and unpaid interest to the redemption date. At any time on or after March 1, 2011, we may redeem all or a portion of the 2015 Notes at our option at the redemption prices specified in the 2015 indenture plus accrued and unpaid interest to the redemption date. In addition, on or prior to March 1, 2010, we may redeem at our option up to 35% of the principal amount of the outstanding 2015 Notes with the proceeds of certain equity offerings at the redemption prices specified in the 2015 indenture. Upon the occurrence of a change of control, as defined in the 2015 indenture, holders have the right to require us to purchase all or a portion of their 2015 Notes at a purchase price equal to 101.0% of the principal amount of the 2015 Notes plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rate for an aggregate of $480.0 million of our variable rate debt under the term loan B and delayed draw term loan portions of our senior credit facility. Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and changes in the fair value of the effective portion of the swaps are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense.

Covenant Compliance

As of June 30, 2008, we were in compliance with all of our indenture and senior secured credit facility covenants.

Future Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for new 15-year lease agreements entered into as a result of the sale and leaseback transaction involving two properties located in Windsor, Connecticut. The sale and leaseback transaction is discussed in Note 7 “Sale and Leaseback” within this Form 10-Q. Future minimum lease payments are as follows: $0.6 million in 2008, $6.9 million in 2009 through 2011, $7.2 million in 2012 through 2014 and $22.1 million for periods beyond 2014.

Off-balance Sheet Arrangements

As of June 30, 2008, Valassis did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $15.7 million for the six months ended June 30, 2008, and are anticipated to be an aggregate of approximately $35.0 million or less for the 2008 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of recently adopted accounting pronouncements and new accounting pronouncements not yet adopted.

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

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively converted an aggregate of $480.0 million, or 74.7% of our variable rate debt, to fixed rate debt. As of June 30, 2008, the fair value of these derivatives was a liability of $15.9 million and an aggregate principal amount of $162.6 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility was subject to interest rate variability. Significant fluctuations in LIBOR could cause a material impact on future interest expense.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Chinese yuan renminbi, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. Historically, we have purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2008, we had a commitment to purchase $6.7 million in Mexican pesos over the next seven months.

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

There has been no change in our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is likely to materially affect, internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On January 18, 2006, (and thereafter on October 16, 2006 via an Amended complaint, the “operative complaint”) Valassis filed a lawsuit in Michigan Federal Court against News America Incorporated, a/k/a News America Marketing Group, News America Marketing FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively, “News”). The operative complaint alleges the violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Specifically, the operative complaint alleges that News has tied the purchase of its in-store promotion and advertising services to the purchase of space in its FSI and that News has attempted to monopolize the FSI market.

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

No shares of our common stock were repurchased during the quarter or six months ended June 30, 2008. There are 6.1 million shares currently available under approved share repurchase programs. We suspended our share repurchase program in February 2006 and no shares have been repurchased since that time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The Company voted on the following items described below at its Annual Meeting of Stockholders held on April 24, 2008.

The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected, were: Joseph B. Anderson, Patrick F. Brennan, Kenneth V. Darish, Walter H. Ku, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz, Wallace S. Snyder and Faith Whittlesey. Votes were cast for election of directors as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
Joseph B. Anderson	41,808,465	1,745,575	0
Patrick F. Brennan	42,840,627	713,413	0
Kenneth V. Darish	42,960,217	593,823	0
Walter H. Ku	42,832,253	721,787	0
Robert L. Recchia	42,508,693	1,045,347	0
Marcella A. Sampson	42,855,653	698,387	0
Alan F. Schultz	42,687,106	866,934	0
Wallace S. Snyder	42,837,277	716,763	0
Faith Whittlesey	42,751,818	802,222	0

b.	The proposal to approve the Valassis Communications, Inc. Senior Executive Semi-Annual Bonus Plan was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
38,200,628	915,953	161,900	0

c.	The proposal to approve the Valassis Communications, Inc. Omnibus Incentive Compensation Plan was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
26,224,431	12,884,569	169,571	0

d.	The proposal to ratify the appointment of Deloitte and Touche LLP, as our independent auditors for the 2008 fiscal year was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
42,771,208	693,349	89,482	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

10.1	Amendment to Employment Agreement, dated as of May 12, 2008, between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 13, 2008)

10.2	Purchase and Sale Agreement, dated March 19, 2008, between Valassis Direct Mail, Inc. and Siro II, LLC, as amended (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008)

10.3	One Targeting Centre Lease, dated June 19, 2008, by and between 1 Targeting Centre LLC, Smith CT 3, LLC, Smith CT 4, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008)

10.4	235 Great Pond Lease, dated June 19, 2008, by and between 235 Great Pond, LLC, Smith CT 7, LLC, Smith CT 8, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008)

10.5	Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333- 152026) filed on June 30, 2008)

10.6	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-152026) filed on June 30, 2008)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008

Valassis Communications, Inc.
(Registrant)

By:	/s/Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

Exhibits

10.1	Amendment to Employment Agreement, dated as of May 12, 2008, between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 13, 2008)

10.2	Purchase and Sale Agreement, dated March 19, 2008, between Valassis Direct Mail, Inc. and Siro II, LLC, as amended (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008)

10.3	One Targeting Centre Lease, dated June 19, 2008, by and between 1 Targeting Centre LLC, Smith CT 3, LLC, Smith CT 4, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008)

10.4	235 Great Pond Lease, dated June 19, 2008, by and between 235 Great Pond, LLC, Smith CT 7, LLC, Smith CT 8, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008)

10.5	Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333- 152026) filed on June 30, 2008)

10.6	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-152026) filed on June 30, 2008)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia