Form 10-Q
period 2008-09-30
VALASSIS COMMUNICATIONS INC
filed 2008-11-10
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 1, 2008, there were 48,054,523 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended September 30, 2008

Part I - Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	Sept. 30, 2008	Dec. 31, 2007

Assets
Current assets:
Cash and cash equivalents	$147,560	$125,239
Accounts receivable (less allowance for doubtful accounts of $9,885 at September 30, 2008 and $16,460 at December 31, 2007)	417,490	515,490
Inventories	47,717	43,591
Refundable income taxes	6,631	6,553
Prepaid expenses and other	21,535	19,379
Deferred income taxes	11,694	—

Total current assets	652,627	710,252

Property, plant and equipment, at cost:
Land and buildings	53,542	79,662
Machinery and equipment	215,343	227,141
Office furniture and equipment	203,040	176,425
Automobiles	237	221
Leasehold improvements	22,930	22,934

	495,092	506,383
Less accumulated depreciation and amortization	(242,583)	(201,832)

Net property, plant and equipment	252,509	304,551

Intangible assets:
Goodwill	897,586	897,569
Other intangibles	331,555	331,555

	1,229,141	1,229,124
Less accumulated amortization	(90,112)	(83,195)

Net intangible assets	1,139,029	1,145,929

Investments	6,956	7,159
Other assets	22,879	22,562

Total assets	$2,074,000	$2,190,453

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

	Sept. 30, 2008	Dec. 31, 2007

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$106,244	$30,900
Accounts payable	269,263	333,749
Accrued interest	5,093	18,157
Accrued compensation and benefits	51,794	51,951
Accrued other expenses	41,804	58,553
Progress billings	53,750	45,616
Deferred income taxes	—	2,470

Total current liabilities	527,948	541,396

Long-term debt	1,146,079	1,279,640
Other non-current liabilities	35,645	29,026
Deferred income taxes	123,134	120,500

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2008 and December 31, 2007
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,533,640 at September 30, 2008 and 63,416,039 at December 31, 2007; outstanding 48,054,523 at September 30, 2008 and 47,935,022 at December 31, 2007	635	634
Additional paid-in capital	56,719	51,482
Retained earnings	706,776	692,263
Accumulated other comprehensive income	(2,767)	(4,261)
Treasury stock, at cost (15,479,117 shares at September 30, 2008 and 15,481,017 shares at December 31, 2007)	(520,169)	(520,227)

Total stockholders’ equity	241,194	219,891

Total liabilities and stockholders’ equity	$2,074,000	$2,190,453

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Revenues	$563,651	$607,233	$1,755,657	$1,580,684

Costs and expenses:
Cost of products sold	453,045	459,553	1,369,372	1,211,392
Selling, general and administrative	93,872	96,327	287,920	247,217
Amortization expense	2,306	2,389	6,917	5,609

Total costs and expenses	549,223	558,269	1,664,209	1,464,218

Earnings from operations	14,428	48,964	91,448	116,466

Other expenses (income):
Interest expense	23,948	24,575	71,972	60,422
Interest income	(755)	(1,098)	(2,123)	(3,483)
Other expense (income), net	120	(934)	(2,047)	(2,212)

Total other expenses (income)	23,313	22,543	67,802	54,727

(Loss) Earnings before income taxes	(8,885)	26,421	23,646	61,739

Income taxes	(3,682)	9,978	9,133	24,287

Net (loss) earnings	$(5,203)	$16,443	$14,513	$37,452

Net (loss) earnings per common share, basic	$(0.11)	$0.34	$0.30	$0.78

Net (loss) earnings per common share, diluted	$(0.11)	$0.34	$0.30	$0.78

Shares used in computing net earnings per share, basic	47,874,976	47,818,200	47,869,460	47,784,809

Shares used in computing net earnings per share, diluted	47,874,976	47,912,843	47,995,188	47,902,801

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended Sept. 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$14,513	$37,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	52,155	44,088
Amortization of bond discount and debt issue costs	2,591	2,111
Provision for losses on accounts receivable	6,277	3,653
Asset impairment	—	1,963
Loss on sale of property, plant and equipment	386	48
Gain on equity and other investments	(923)	(1,405)
Stock-based compensation charge	5,363	5,298
Deferred income taxes	(12,098)	—
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	87,186	44,726
Inventories	(4,126)	(5,639)
Prepaid expenses and other	(2,252)	1,217
Other liabilities	(2,218)	(18,259)
Other assets	4,040	24,569
Accounts payable	(65,731)	11,129
Accrued expenses and interest	(28,313)	(35,502)
Income taxes	(246)	12,220
Progress billings	8,134	(10,236)

Total adjustments	50,225	79,981

Net cash provided by operating activities	64,738	117,433

Cash flows from investing activities:
Additions to property, plant and equipment	(19,395)	(20,124)
Proceeds from sale of property, plant and equipment	28,876	—
Net proceeds from sale of French subsidiary	3,605	—
Acquisition of ADVO, net of cash acquired	—	(1,187,873)
Purchases of auction-rate securities	—	(156,335)
Proceeds from sales of auction-rate securities	—	258,869
Investments and advances to affiliated companies	—	(1,000)
Other	—	(604)

Net cash provided by (used in) investing activities	13,086	(1,107,067)

Cash flows from financing activities:
Borrowings of long-term debt	160,000	1,130,000
Deferred financing costs	—	(19,212)
Payments of long-term debt	(218,243)	(52,950)
Proceeds from issuance of common stock	30	—

Net cash (used in) provided by financing activities	(58,213)	1,057,838

Effect of exchange rate changes on cash	2,710	1,555
Net increase in cash	22,321	69,759
Cash at beginning of period	125,239	52,619

Cash at end of period	$147,560	$122,378

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$82,074	$53,762
Cash paid during the period for income taxes	$28,661	$14,270
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,351	$2,231

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

The ADVO purchase price was allocated as follows:

(in thousands of U.S. dollars)	March 2, 2007
Current assets, net of cash	$221,376
Property, plant and equipment	214,695
Goodwill	722,689
Intangible assets	296,000
Other non-current assets	20,036

Total assets	$1,474,796

Current liabilities	$122,158
Non-current liabilities	164,764

Total liabilities assumed	$286,922

Total purchase price, net of cash acquired	$1,187,874

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

	Nine Months Ended Sept. 30,
($ in thousands, except per share amounts)	2008	2007(1)
Revenue	$1,755,657	$1,804,187
Earnings from operations	91,448	86,105
Net earnings	14,513	9,673
Basic earnings per share	$0.30	$0.20
Diluted earnings per share	$0.30	$0.20

(1)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of ADVO been completed as of the beginning of the periods presented. In addition, the pro forma results do not purport to project our future results.

3.	STOCK-BASED COMPENSATION

We account for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (SFAS 123R). We recognized $2.0 million and $1.7 million of stock-based compensation expense during the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was $5.4 million and $5.3 million, respectively. Compensation expense is included in selling, general and administrative expenses. Compensation expense related to stock options is calculated using a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method is used for recognizing stock-based compensation expense under SFAS 123R. Total compensation expense related to non-vested options not yet recognized at September 30, 2008 was approximately $14.2 million, which we expect to recognize as compensation expense over the next five years.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Chinese yuan renminbi, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Historically, we have purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2008, we had a commitment to purchase $3.3 million in Mexican pesos over the next four months.

We entered into two interest rate swap agreements during the third quarter of 2007. These derivative agreements effectively fix interest rates on a portion of floating debt and qualify for cash flow hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Any changes in the effective portion of these derivatives are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense. As of September 30, 2008, no ineffective portion existed and the fair value of these derivatives was recorded as a liability of $16.5 million on the condensed consolidated balance sheet.

5.	GOODWILL AND OTHER INTANGIBLES

Intangible assets as of September 30, 2008 were comprised of:

(in thousands of U.S. dollars)	Intangible Assets, at Cost	Accumulated Amortization at Sept. 30, 2008	Unamortized Balance at Sept. 30, 2008		Weighted Average Useful Life (in years)
Amortizable intangible assets	$183,455	$(17,307)	$166,148		18.5

Non-amortizable intangible assets:
The Valassis name, tradenames, trademarks and other			127,341
Goodwill:
Free-standing Inserts			18,257
Neighborhood Targeted			5,325
International, Digital Media & Services			99,269
Shared Mail (ADVO)			722,689

Total non-amortizable intangible assets			972,881	(1)

Consolidated net intangible assets			$1,139,029

(1)	Net of $21.5 million of amortization recorded prior to the adoption of SFAS No. 142 and a $51.3 million impairment charge recorded in 2002.

6.	CONTINGENCIES

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The court ordered the matters consolidated under a single action entitled Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422 (AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the complaint. On April 25, 2008, the defendants’ motion was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. Briefing and discovery as to that motion are ongoing. The Company will continue to vigorously defend this matter on behalf of ADVO.

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

Our net proceeds from the sale of the properties were approximately $28.8 million. The $4.2 million gain on the sale of the two properties that are being leased has been deferred and will be recognized as a reduction to rent expense over the 15-year leaseback period. The $0.1 million gain associated with of the sale of the third property was recorded as a gain on sale of assets during the second quarter of 2008.

Proceeds from the sale and leaseback transaction of $21.6 million and $7.2 million were used to pay down the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, in July 2008 as required under the terms of such senior secured credit facility.

8.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Sept. 30, 2008	Dec. 31, 2007

Senior Secured Revolving Credit Facility	$—	$—
6 5/8% Senior Secured Notes due 2009, net of discount	99,991	99,965
Senior Secured Convertible Notes due 2033, net of discount	56	160,000
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	459,821	510,575
Senior Secured Delayed Draw Term Loan	152,455	—

	$1,252,323	$1,310,540
Less current portion	106,244	30,900

Total long-term debt	$1,146,079	$1,279,640

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 2, 2007, in connection with the acquisition of ADVO, Valassis entered into a senior secured credit facility with various banking institutions. The senior secured credit facility provides for (i) a $120.0 million senior secured revolving line of credit; (ii) a $590.0 million senior secured term loan B; and (iii) a $160.0 million senior secured delayed draw term loan. As of September 30, 2008, Valassis had no borrowings against the revolving line of credit (without giving effect to outstanding letters of credit).

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

On May 22, 2008, the holders of Valassis Senior Secured Convertible Notes due 2033 exercised put rights in response to Valassis’ tender offer. Notes in an aggregate amount at maturity of $239.7 million (or approximately $159.9 million net of discount) outstanding were repurchased by Valassis. The holders of the remaining outstanding notes are subject to the terms of the indenture governing the Notes and the Notes. As of September 30, 2008, an aggregate principal amount at maturity of $85,000 ($56,000 net of discount) of the Notes remain outstanding.

In July 2008, Valassis used proceeds of $21.6 million and $7.2 million from the sale and leaseback transaction described in Note 7, to pay down the term loan B and delayed draw term loan portions of the senior secured credit facility, respectively.

Subsequent to September 30, 2008, Valassis reduced the outstanding 6 5/8% Senior Secured Notes due 2009 (the “2009 Senior Secured Notes”) by approximately $14.7 million. All debt under the 2009 Senior Secured Notes matures on January 15, 2009 and has been classified as current debt on the September 30, 2008 balance sheet.

For further information, refer to “Current and Long-Term Debt” in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Due to the acquisition of ADVO in 2007 and the resulting change in relative size of various business units, the previously reportable segments referred to as Household Targeted and International and Services were combined into one segment, International, Digital Media & Services as of January 1, 2008. This segment includes all of our lines of business that both individually and collectively fall below the materiality threshold for separate reportable segments. These business lines include NCH, international, direct mail, VRMS, security services, interactive and in-store. In addition, on January 1, 2008, ADVO Canada, previously reported as part of the Shared Mail (ADVO) segment, was merged into Valassis Canada and is now part of International, Digital Media & Services. Prior year results have been reclassified for comparison purposes.

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

	Three Months Ended Sept. 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2008
Revenues from external customers	$327.0	$107.0	$91.4	$38.3	$563.7
Intersegment revenues	$2.6	$6.3	$9.3	$0.1	$18.3
Depreciation/amortization	$12.6	$0.6	$3.8	$0.4	$17.4
Segment profit (loss)	$13.2	$5.0	$0.2	$(4.0)	$14.4

2007
Revenues from external customers	$346.6	$117.4	$102.6	$40.6	$607.2
Intersegment revenues	$0.3	$7.9	$—	$0.1	$8.3
Depreciation/amortization	$15.0	$0.5	$2.7	$0.6	$18.8
Segment profit	$23.7	$19.8	$3.7	$1.8	$49.0

	Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	Shared Mail (1)	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2008
Revenues from external customers	$1,033.7	$315.5	$278.7	$127.8	$1,755.7
Intersegment revenues	$9.6	$16.5	$29.3	$0.1	$55.5
Depreciation/amortization	$39.3	$1.7	$9.4	$1.8	$52.2
Segment profit (loss)	$67.0	$27.8	$(0.2)	$(3.2)	$91.4

2007
Revenues from external customers	$807.1	$338.1	$311.0	$124.5	$1,580.7
Intersegment revenues	$1.2	$11.5	$—	$0.4	$13.1
Depreciation/amortization	$33.5	$1.5	$7.3	$1.8	$44.1
Segment profit	$48.3	$45.2	$19.0	$6.0	$118.5

(1)	The Shared Mail segment, previously referred to as ADVO, was renamed as of January 1, 2008. The 2007 amounts reflect results since the acquisition date of March 2, 2007.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2008	2007	2008	2007
Segment profit	$14.4	$49.0	$91.4	$118.5
Unallocated amounts:
Litigation and other costs related to the acquisition of ADVO	—	—	—	(2.0)
Interest expense	(23.9)	(24.6)	(72.0)	(60.4)
Interest income	0.7	1.1	2.1	3.4
Other income	(0.1)	0.9	2.1	2.2

Earnings (loss) before income taxes	$(8.9)	$26.4	$23.6	$61.7

Domestic and foreign revenues were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2008	2007	2008	2007
United States	$549.0	$590.2	$1,699.3	$1,523.7
Foreign	14.7	17.0	56.4	57.0

Total	$563.7	$607.2	$1,755.7	$1,580.7

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	Sept. 30, 2008	Dec. 31, 2007
United States	$233.9	$285.7
Foreign	18.6	18.9

Total	$252.5	$304.6

10.	COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income, both net of tax, are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands of U.S. dollars)	2008	2007	2008	2007
Net (loss) earnings	$(5,203)	$16,443	$14,513	$37,452

Other comprehensive income (loss):
Net change in fair value of derivatives	(523)	10,524	(54)	6,824
Foreign currency translation adjustment	1,265	1,247	1,548	2,071

Total comprehensive income (loss)	$(4,461)	$28,214	$16,007	$46,347

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share (EPS) data were computed as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands of U.S. dollars, except per share data)	2008	2007	2008	2007
Net earnings (loss)	$(5,203)	$16,443	$14,513	$37,452

Basic EPS:
Weighted average common shares outstanding	47,875	47,818	47,869	47,785

Earnings (loss) per common share - basic	$(0.11)	$0.34	$0.30	$0.78

Diluted EPS:
Weighted average common shares outstanding	47,875	47,818	47,869	47,785
Weighted average shares issued on exercise of dilutive options and restricted shares	—	46	314	139
Shares purchased with proceeds of options and unearned restricted shares	—	(109)	(215)	(179)
Shares contingently issuable	—	158	27	158

Shares applicable to diluted earnings	47,875	47,913	47,995	47,903

Earnings (loss) per common share - diluted	$(0.11)	$0.34	$0.30	$0.78

Unexercised employee stock options to purchase 8.9 million and 8.8 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2008, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact our results of operations or financial position.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 30, 2008:

	Fair Value Measurements (in millions of U.S. dollars)
	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Foreign Currency Forwards	$3.3	$—	$3.3	$—
Other Assets - Warrants	0.1	—	0.1	—
Interest Rate Swaps	(16.5)	—	(16.5)	—

	$(13.1)	$—	$(13.1)	$—

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables present the condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007 and the related condensed consolidating statements of income for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007.

Condensed Consolidating Balance Sheet

September 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$112,576	$10,358	$24,626	$—	$147,560
Accounts receivable, net	161,183	232,107	24,200	—	417,490
Inventories	40,016	7,624	77	—	47,717
Income taxes refundable (payable)	26,084	(19,137)	(316)	—	6,631
Prepaid expenses and other	57,300	4,933	3,259	(43,957)	21,535
Deferred income taxes	2,277	9,545	(128)	—	11,694

Total current assets	399,436	245,430	51,718	(43,957)	652,627

Property, plant and equipment, net	35,680	205,615	11,214	—	252,509
Intangible assets, net	32,719	1,099,322	6,988	—	1,139,029
Investments	487,227	34,161	—	(514,432)	6,956
Intercompany note and loan receivable (payable)	728,388	(728,388)	—	—	—
Other assets	18,154	4,756	4	(35)	22,879

Total assets	$1,701,604	$860,896	$69,924	$(558,424)	$2,074,000

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$106,244	$—	$—	$—	$106,244
Accounts payable	137,185	156,617	18,047	(42,586)	269,263
Accrued expenses	34,350	53,963	11,784	(1,406)	98,691
Progress billings	28,503	17,013	8,234	—	53,750

Total current liabilities	306,282	227,593	38,065	(43,992)	527,948

Long-term debt	1,146,079	—	—	—	1,146,079
Other non-current liabilities	17,097	15,686	2,862	—	35,645
Deferred income taxes	(9,048)	137,346	(5,164)	—	123,134
Stockholders’ equity	241,194	480,271	34,161	(514,432)	241,194

Total liabilities and stockholders’ equity	$1,701,604	$860,896	$69,924	$(558,424)	$2,074,000

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$191,969	$375,221	$19,601	$(23,140)	$563,651

Cost and expenses:
Cost of products sold	160,623	299,476	16,086	(23,140)	453,045
Selling, general and administrative	32,248	56,428	5,196	—	93,872
Amortization expense	55	2,251	—	—	2,306

Total costs and expenses	192,926	358,155	21,282	(23,140)	549,223

Earnings from operations	(957)	17,066	(1,681)	—	14,428

Other expenses (income):
Interest expense	23,946	—	2	—	23,948
Interest income	(583)	17	(189)	—	(755)
Intercompany interest	(23,182)	23,182	—	—	—
Other expense (income), net	198	(594)	516	—	120

Total other expenses (income)	379	22,605	329	—	23,313

(Loss) earnings before income taxes	(1,336)	(5,539)	(2,010)	—	(8,885)

Income taxes	(1,280)	(2,501)	99	—	(3,682)
Equity in net earnings of subsidiary	(5,147)	(2,109)	—	7,256	—

Net (loss) earnings	$(5,203)	$(5,147)	$(2,109)	$7,256	$(5,203)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2007

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$182,749	$415,820	$21,811	$(13,147)	$607,233

Cost and expenses:
Cost of products sold	151,520	305,689	15,491	(13,147)	459,553
Selling, general and administrative	13,972	76,424	5,931	—	96,327
Amortization expense	56	2,333	—	—	2,389

Total costs and expenses	165,548	384,446	21,422	(13,147)	558,269

Earnings (loss) from operations	17,201	31,374	389	—	48,964

Other expenses (income):
Interest expense	24,572	—	3	—	24,575
Interest income	(76)	(911)	(111)	—	(1,098)
Other expense (income), net	(294)	(561)	(79)	—	(934)

Total other expenses (income)	24,202	(1,472)	(187)	—	22,543

Earnings (loss) before income taxes	(7,001)	32,846	576	—	26,421

Income taxes	(1,144)	10,878	244	—	9,978
Equity in net earnings of subsidiary	22,300	332	—	(22,632)	—

Net earnings	$16,443	$22,300	$332	$(22,632)	$16,443

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$573,551	$1,181,156	$71,334	$(70,384)	$1,755,657

Cost and expenses:
Cost of products sold	465,798	917,629	56,329	(70,384)	1,369,372
Selling, general and administrative	96,253	175,192	16,475	—	287,920
Amortization expense	166	6,751	—	—	6,917

Total costs and expenses	562,217	1,099,572	72,804	(70,384)	1,664,209

Earnings from operations	11,334	81,584	(1,470)	—	91,448

Other expenses (income):
Interest expense	71,966	—	6	—	71,972
Interest income	(1,254)	(428)	(441)	—	(2,123)
Intercompany interest	(59,666)	59,666	—	—	—
Other expense (income), net	(448)	(2,112)	513	—	(2,047)

Total other expenses (income)	10,598	57,126	78	—	67,802

Earnings before income taxes	736	24,458	(1,548)	—	23,646

Income taxes	414	8,125	594	—	9,133
Equity in net earnings (loss) of subsidiary	14,191	(2,142)	—	(12,049)	—

Net earnings (loss)	$14,513	$14,191	$(2,142)	$(12,049)	$14,513

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2007

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$532,048	$1,011,637	$64,618	$(27,619)	$1,580,684

Cost and expenses:
Cost of products sold	444,761	745,774	48,476	(27,619)	1,211,392
Selling, general and administrative	40,905	189,545	16,767	—	247,217
Amortization expense	167	5,442	—	—	5,609

Total costs and expenses	485,833	940,761	65,243	(27,619)	1,464,218

Earnings (loss) from operations	46,215	70,876	(625)	—	116,466

Other expenses (income):
Interest expense	60,414	—	8	—	60,422
Interest income	(1,288)	(1,947)	(248)	—	(3,483)
Other expense (income), net	(943)	(1,104)	(165)	—	(2,212)

Total other expenses (income)	58,183	(3,051)	(405)	—	54,727

Earnings (loss) before income taxes	(11,968)	73,927	(220)	—	61,739

Income taxes	687	22,985	615	—	24,287
Equity in net earnings (loss) of subsidiary	50,107	(835)	—	(49,272)	—

Net earnings (loss)	$37,452	$50,107	$(835)	$(49,272)	$37,452

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$(13,524)	$83,251	$(4,989)	$—	$64,738

Investing activities
Additions to property, plant and equipment	(13,632)	(4,177)	(1,586)	—	(19,395)
Proceeds from sales of property, plant and equipment	—	28,876	—	—	28,876
Net proceeds from sale of French subsidiary	—	—	3,605	—	3,605

Net cash provided by (used in) investing activities	(13,632)	24,699	2,019	—	13,086

Financing activities
Borrowings of long-term debt	160,000	—	—	—	160,000
Payments of long-term debt	(218,243)	—	—	—	(218,243)
Proceeds from issuance of common stock	30	—	—	—	30
Intercompany transfers, net	193,346	(193,346)	—	—	—

Net cash provided by (used in) financing activities	135,133	(193,346)	—	—	(58,213)

Effect of exchange rate changes on cash	—	—	2,710	—	2,710

Net increase (decrease) in cash	107,977	(85,396)	(260)	—	22,321
Cash at beginning of period	4,599	95,754	24,886	—	125,239

Cash at end of period	$112,576	$10,358	$24,626	$—	$147,560

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by operating activities	$26,930	$84,916	$5,587	$—	$117,433

Investing activities
Additions to property, plant and equipment	(4,649)	(15,223)	(252)	—	(20,124)
Acquisition of ADVO, net of cash acquired	(1,187,873)	—	—	—	(1,187,873)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—	—	258,869
Investments and advances to affiliated companies	(1,000)	—	—	—	(1,000)
Other	(604)	—	—	—	(604)

Net cash used in investing activities	(1,102,607)	(4,208)	(252)	—	(1,107,067)

Financing activities
Borrowings of long-term debt	1,130,000	—	—	—	1,130,000
Deferred financing costs	(19,212)	—	—	—	(19,212)
Payments of long-term debt	(52,950)	—	—	—	(52,950)

Net cash provided by financing activities	1,057,838	—	—	—	1,057,838

Effect of exchange rate changes on cash	—	—	1,555	—	1,555

Net increase (decrease) in cash	(17,839)	80,708	6,890	—	69,759
Cash at beginning of period	21,463	13,173	17,983	—	52,619

Cash at end of period	$3,624	$93,881	$24,873	$—	$122,378

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, specifically, statements made in “Overview,” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods; including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in our paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and our ability to refinance such indebtedness, if necessary; and our ability to incur additional indebtedness, may affect our financial health; the financial condition of our clients, suppliers or other counterparties; the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients; our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt documents; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; the outcome of ADVO’s pending shareholder lawsuits; possible governmental regulation or litigation affecting aspects of our business; and general economic conditions, whether nationally or in the market areas in which we conduct business, may be less favorable than expected. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and our other filings with the United States Securities and Exchange Commission (“SEC”).

Overview

Valassis is one of the nation’s leading media and marketing services companies, offering our clients a weekly reach of over 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. Redplum.com – the newest addition to our diverse offerings – extends our print advertisers’ reach online and offers consumers compelling national and local deals.

We are the only company in our industry to blend a one-of-a-kind shared mail network with newspaper distribution. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want.

For the quarter ended September 30, 2008, we achieved revenues of $563.7 million, a decrease of 7.2% compared to $607.2 million for the third quarter of 2007. Third quarter net loss was $5.2 million, compared to net income of $16.4 million in the third quarter of 2007. These decreases are primarily due to the challenging global macroeconomic environment and its impact on revenue across all of our business segments. Third quarter loss per share was $0.11, a decrease from net earnings per share of $0.34 in the third quarter of 2007.

On November 4, 2008, our Board of Directors approved the 2009 Profit Maximization Plan, which includes a workforce reduction of approximately 3% of our U.S. employee base. These reductions will take place prior to December 31, 2008 and are in response to the challenging global economic environment and its adverse impact on our results for the quarter ended September 30, 2008. We currently expect to record approximately $3.5 million in charges for severance benefits, all of which will be in the form of cash payments, during the fourth quarter ending December 31, 2008.

Segment Results

Shared Mail (ADVO)

Shared Mail (ADVO) revenues for the third quarter of 2008 were $327.0 million, a 5.7% decrease from $346.6 million in the third quarter of 2007. For the nine months ended September 30, 2008, Shared Mail revenues were $1,033.7 million compared to $807.1 million in the prior year period. Revenues for the nine months ended September 30, 2007 represented revenues from the ADVO acquisition date of March 2, 2007 to September 30, 2007 and did not reflect a full nine-month period.

The challenging economic environment contributed to the decrease in Shared Mail revenues for the third quarter of 2008. Seven out of Shared Mail’s top 10 advertising categories experienced revenue declines. In addition, revenues from the RedPlum® wrap product experienced a decrease due to lower sell-through rates and challenges in category diversification. Total Shared Mail pieces decreased 0.8% to 8.5 billion pieces when compared to the third quarter of 2007. Shared Mail packages delivered for the third quarter increased 0.9% to 1.0 billion packages and the average number of pieces per package decreased 1.0% to 7.9 average pieces for the third quarter of 2008.

Shared Mail’s gross margin percentage was 22.7% for the third quarter of 2008, a decrease of 1.4 percentage points from the third quarter of 2007. Contributing to the decrease in gross margin quarter over quarter was the increase in unused postage as a percentage of base postage. The decrease in average pieces per package increased unused postage costs for the third quarter of 2008. In addition, a decrease in the RedPlum® wrap sell-through percentage also contributed to the third quarter margin decline. Offsetting the above were lower production costs resulting from operational efficiencies in the Shared Mail facilities and ongoing package optimization efforts.

Shared Mail segment profit was $13.2 million for the third quarter of 2008, a decrease of $10.5 million from the third quarter of 2007. This 44.3% decrease was primarily attributable to the revenue decline experienced during the third quarter. For the nine-month period ended September 30, 2008, Shared Mail segment profit was $67.0 million. Prior year’s nine-month year-to-date segment profit was $48.3 million; however, as noted above this amount does not represent a full nine-month period.

Neighborhood Targeted

Our Neighborhood Targeted product revenues were $107.0 million in the quarter ended September 30, 2008, a decrease of $10.4 million, or 8.9%, compared to the quarter ended September 30, 2007. This decrease was primarily due to previous Neighborhood Targeted business that shifted into the Shared Mail product and decreased client spending specifically in the telecom and food service categories. Segment profit decreased 74.7% to $5.0 million in the third quarter of 2008 from $19.8 million in the third quarter of 2007, due to a volume decline and corresponding effect on plant cost absorption as well as a shift in customer mix to lower margin Run of Press (“ROP”) customers.

For the nine months ended September 30, 2008, Neighborhood Targeted product revenues decreased 6.7% to $315.5 million from $338.1 million for the nine months ended September 30, 2007. This decline was primarily due to a shift of business to Shared Mail products and a general slowdown in the economy. Segment profit for the nine months ended September 30, 2008 was $27.8 million compared with $45.2 million in the prior period, due to the revenue decline. In addition, we experienced a shift in ROP customer mix to lower margin customers.

FSI

In the quarter ended September 30, 2008, FSI revenues were $91.4 million, a decrease of 10.9% from $102.6 million in the quarter ended September 30, 2007. For the nine months ended September 30, 2008, segment revenues were $278.7 million, a decrease of 10.4% from $311.0 million in the prior year period. The decrease in revenues for the quarter was attributable to an anticipated low-to-mid-single digit percentage reduction in FSI pricing, as well as a decline in industry volume of 5.2%. The decrease in revenue for the nine months ended September 30, 2008 was the result of the price decline and a lower market share as compared to the nine months ended September 30, 2007. FSI cost of goods sold increased for the three and nine months ended September 30, 2008 from the comparable prior year periods on a cost-per-thousand basis, primarily due to increases in the cost of paper and transportation.

FSI segment profit was $0.2 million for the quarter ended September 30, 2008, a decrease from segment profit of $3.7 million in the prior year quarter. This decline was due to the anticipated reduction in pricing and increased costs of goods sold. For the nine months ended September 30, 2008, segment loss was $0.2 million compared to segment profit of $19.0 million in the prior year period.

International, Digital Media & Services

Due to their size in relation to other segments, we have combined the segments previously known as International and Services and Household Targeted into one segment – International, Digital Media & Services. This segment includes all of our lines of business not included in a separate reportable segment, including NCH, international, direct mail, VRMS, security services, interactive and in-store. Total third quarter 2008 revenues for this segment were $38.3 million, a decrease of 5.7% from the third quarter of 2007, due primarily to the sale of the French business during the quarter. This segment experienced a segment loss of $4.0 million for the third quarter of 2008, compared to segment profit of $1.8 million for the third quarter of 2007, due primarily to continued losses incurred in connection with our new business initiatives of approximately $3.5 million.

For the nine months ended September 30, 2008, this segment recorded revenues of $127.8 million, an increase of 2.7%, from $124.5 million in the prior year period, due to strong coupon clearing volumes partially offset by the sale of the French business in the third quarter. Segment loss for the nine months ended September 30, 2008 was $3.2 million, compared to a profit of $6.0 million in the prior year period due primarily to approximately $3.8 million of losses incurred as part of our interactive initiative and $1.9 million of costs related to our European restructuring.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs decreased in the third quarter of 2008 to $93.9 million from $96.3 million in the third quarter of 2007. Although management has been successful in reducing recurring SG&A expenses, legal costs related to our lawsuit against News America in the amount of $1.8 million during the third quarter of 2008 partially offset these reductions. For the nine months ended September 30, 2008, SG&A was $287.9 million, an increase from $247.2 million in the prior year period. The increase was due to the inclusion of Shared Mail SG&A costs for the full nine months ended September 30, 2008 compared to the prior year period in which Shared Mail SG&A costs are included only from the date of the ADVO acquisition on March 2, 2007.

Amortization Expense

Amortization expense of $2.3 million and $6.9 million were recorded for the three and nine months ended September 30, 2008, respectively. As a result of the allocation of the purchase price for the ADVO acquisition, $180 million of amortizable intangibles were recorded with an average life of 20 years.

Non-operating Items

Interest expense was $23.9 million in the third quarter of 2008, compared to $24.6 million in the third quarter of 2007. The decrease was due to reductions in debt made with free cash flow. For the nine months ended September 30, 2008, interest expense was $72.0 million compared to $60.4 million in the prior year period, due to debt incurred in connection with the acquisition of ADVO on March 2, 2007.

Net Earnings and Loss

Net loss was $5.2 million in the third quarter of 2008, a decrease of $21.6 million from a profit of $16.4 million for the third quarter of 2007. The decrease in earnings was due primarily to the impact of the challenging economic environment as well as a decline in FSI pricing, softness in the Shared Mail segment and additional legal expense of $1.8 million associated with the News America lawsuit. Diluted loss per share was $0.11 in the third quarter of 2008, compared to net earnings per share of $0.34 in the third quarter of 2007.

Net earnings for the nine months ended September 30, 2008 were $14.5 million, representing a decrease of $23.0 million, or 61.3%, from $37.5 million during the prior year period. Diluted earnings per share were $0.30 for the nine months ended September 30, 2008, compared to $0.78 for the nine months ended September 30, 2007.

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

The following table presents our available sources of liquidity as of September 30, 2008:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents				$147.6
Debt facilities:
Senior Secured Revolving Credit Facility	$109.5	(1)	—	109.5

Total Available				$257.1

(1)	Net of $10.5 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $147.6 million at September 30, 2008 compared to $125.2 million at December 31, 2007. This was the result of cash provided by operating and investing activities of $64.7 million and $13.1 million, respectively, offset by $58.2 million of cash used for financing activities during the nine-month period ended September 30, 2008.

Cash flow from operating activities was $64.7 million during the nine months ended September 30, 2008 compared to $117.4 million during the nine months ended September 30, 2007. The $52.7 million decrease was due to lower net earnings of $22.9 million, changes in assets and liabilities and non-cash charges. These changes are more fully described below:

•

Non-cash charges of depreciation and amortization of tangible and intangible assets increased by $8.1 million during the nine months ended September 30, 2008 reflecting nine months of depreciation of assets acquired in the ADVO acquisition while the prior period only reflects approximately seven months of depreciation as a result of the ADVO acquisition occurring on March 2, 2007;

•

The repurchase of our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”) resulted in a related $15.3 million deferred tax liability becoming payable as of September 30, 2008; this is the primary driver of the change in deferred taxes and income tax payable as compared to the same prior year period;

•	A decrease in accounts payable and accounts receivable related to a reduction in gross ROP billings and related media costs; and

•	An additional decrease in accounts receivable due to improvement in customer collections.

Net cash provided by investing activities was $13.1 million, due primarily to $28.9 million in proceeds from the sale of property, plant and equipment and $3.6 million in net proceeds from the sale of our French subsidiary, offset by $19.4 million in capital acquisitions of property, plant and equipment. The net cash used in investing activities in the comparable prior year period was $1.1 billion as a result of the ADVO acquisition, offset by the purchase and sale of auction rate securities.

Net cash used in financing activities was $58.2 million, as a result of principal payments on the term loan B and delayed draw term loan portions of our senior secured credit facility. Additional financing activity included the draw down of the delayed draw portion of our senior secured credit facility from which proceeds of $159.9 million were used to pay holders of our 2033 Secured Notes. Cash provided by financing activities in the comparable prior year period related to borrowings of long-term debt to fund the acquisition of ADVO, offset by a voluntary principal payment on this debt subsequent to the acquisition.

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

Current and Long-term Debt

As of September 30, 2008, we had outstanding $1,252.3 million in aggregate indebtedness, which consisted of approximately $100.0 million aggregate principal amount of the 6 5/8% Senior Secured Notes due 2009 (the “2009 Senior Secured Notes”), $540.0 million of our unsecured 8 1/4% Senior Notes due 2015 (the “2015 Notes”), $459.8 million and $152.4 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility and $0.1 million of the 2033 Secured Notes. All of our indentures governing the 2009 Senior Secured Notes, 2033 Secured Notes and the 2015 Notes contain cross-default provisions which become applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us and the default results in the acceleration of such indebtedness in excess of $25.0 million. Our senior secured credit facility contains a cross-default provision which becomes applicable if we default under any mortgage, indebtedness or instrument for money borrowed by us in excess of $25.0 million. As of September 30, 2008, we had total outstanding letters of credit of approximately $10.5 million.

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

In July 2008, we used proceeds of $28.8 million from a sale and leaseback transaction to reduce the term loan B and delayed draw term loan portions of our senior secured credit facility.

See our 2007 Form 10-K for further information regarding the interest, fees, guarantees, security and covenants related to our senior secured credit facility.

2009 Secured Notes

In January 1999, we issued $100.0 million aggregate principal amount of our 2009 Secured Senior Notes in a private placement transaction. We pay interest at the rate of 6 5/8 per annum on the 2009 Senior Secured Notes on January 15 and July 15 of each year until maturity of the notes on January 15, 2009. Our 2009 Senior Secured Notes are secured on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2009 Senior Secured Notes.

We may redeem all or any of the 2009 Senior Secured Notes at any time at a price equal to the greater of (i) 100% of the principal amount of the 2009 Senior Secured Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments discounted to the redemption date on a semiannual basis at the Treasury Rate plus 50 basis points, plus any accrued and unpaid interest to the applicable redemption date. There are no mandatory redemption provisions.

Subsequent to September 30, 2008, we reduced our outstanding 2009 Senior Secured Notes by approximately $14.7 million. The remaining debt under the 2009 Senior Secured Notes matures on January 15, 2009; these Notes have been classified as current debt on the September 30, 2008 balance sheet.

2033 Secured Notes

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. As of September 30, 2008, an aggregate principal amount of $85,000 (or approximately $56,000 net of discount) of the 2033 Secured Notes remained outstanding. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. See “Our Senior Secured Credit Facility” above for additional information regarding the delayed draw term loan.

Through May 2008, we paid cash interest on the 2033 Secured Notes. Beginning on May 22, 2008, original issue discount has accrued on each outstanding 2033 Secured Note at 1 5/8% per annum on a semi-annual bond equivalent basis. Our 2033 Secured Notes are secured on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2033 Secured Notes.

The remaining holders of the 2033 Secured Notes may require us to purchase all or a portion of their notes on May 22, 2013, May 22, 2018, May 22, 2023 and May 22, 2028 at a price of $723.48, $784.46, $850.58 and $922.27 per Note, respectively, payable in cash. Also, each holder may require us to repurchase all or a portion of such holder’s 2033 Secured Notes if we experience a change of control. We, at our option, may redeem all or a portion of the 2033 Secured Notes at their accreted value at any time for cash. The 2033 Secured Notes are currently convertible; however, the conversion price is out-of-the-money.

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

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rate for an aggregate of $480.0 million of our variable rate debt under the term loan B and delayed draw term loan portions of our senior secured credit facility. Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and changes in the fair value of the effective portion of the swaps are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in the consolidated statement of income as part of interest expense.

Covenant Compliance

As of September 30, 2008, we were in compliance with all of our indenture and senior secured credit facility covenants.

Future Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequently filed Forms 10-Q, except for new 15-year lease agreements entered into as a result of the sale and leaseback transaction involving two properties located in Windsor, Connecticut. The sale and leaseback transaction is discussed in Note 7 “Sale and Leaseback” within this Form 10-Q. Future minimum lease payments are as follows: $0.6 million in 2008, $6.9 million in 2009 through 2011, $7.2 million in 2012 through 2014 and $22.1 million for periods beyond 2014.

Off-balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $19.4 million for the nine months ended September 30, 2008, and are anticipated to be an aggregate of approximately $26.0 million for the 2008 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of recently adopted accounting pronouncements and new accounting pronouncements not yet adopted.

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

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively converted an aggregate of $480.0 million, or 78.4% of our variable rate debt, to fixed rate debt. As of September 30, 2008, the fair value of these derivatives was a liability of $16.5 million and an aggregate principal amount of $132.3 million outstanding under the term loan B and delayed draw term loan portions of our senior secured credit facility was subject to interest rate variability.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Chinese yuan renminbi, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. Historically, we have purchased the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2008, we had a commitment to purchase $3.3 million in Mexican pesos over the next four months.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

Discovery in all three matters is nearing completion. The Michigan, Federal and California cases are currently scheduled for trial in January 2009, April 2009 and August 2009, respectively. Valassis alleges damages in excess of $1.5 billion, injunctive relief, costs and those other remedies available under the various causes of action.

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

The court ordered the matters consolidated under a single action entitled Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422 (AVC). A revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the complaint. On April 25, 2008, the defendants’ motion was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. Briefing and discovery as to that motion are ongoing. The Company will continue to vigorously defend this matter on behalf of ADVO.

In addition to the above matters, Valassis is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. Set forth below are certain additional risk factors that supplement the risk factors previously disclosed in our 2007 Form 10-K. The risks described in this report and our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our diminished liquidity could adversely affect our financial condition and make it more difficult to fund our operations and satisfy our debt obligations.

The indentures governing our 2015 Notes, our 2033 Secured Notes, our 2009 Senior Secured Notes and our senior secured credit facility contain affirmative and negative covenants, including maintaining specified financial ratios and satisfying other financial conditions. It is possible that in the future we may not be able to comply with the covenants, limitations and restrictions under these agreements or other outstanding loan agreements. In that event, we will be required to seek an amendment or waiver from the lenders under such agreements. If we are unable to obtain an amendment or waiver, the lenders thereunder would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under our senior secured credit facility, which could impair our ability to maintain sufficient working capital. Either situation could also have a material adverse effect on our solvency.

Counterparties to our secured credit facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global credit markets.

As a result of concerns about the stability of the markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, we have no indication that the financial institutions syndicated under our secured credit facility would be unable to fulfill their commitments to us. Additionally, we entered into interest rate swaps to hedge the variability of the interest payments associated with our secured credit facility. We may be exposed to losses in the event of nonperformance by counterparties on these instruments. Continued turbulence in the global credit markets and the U.S. economy may adversely affect our results of operations, financial condition and liquidity.

Recent disruptions in the credit markets have made it more difficult for companies to secure financing. If we are unable to access financing on terms and at a time acceptable to us for any reason, it could have a material adverse effect on our operations, financial condition and liquidity.

We believe that we have sufficient liquidity to support the ongoing activities of our business, repay our existing debt obligations and to invest in future growth opportunities. Our ability to obtain any financing or refinancing, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Recently, credit markets have experienced unusual uncertainty, and liquidity and access to capital markets and other sources of financing have tightened. Consequently, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain such financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition and liquidity.

Our clients may be susceptible to changes in general economic conditions.

Our revenues are affected by our clients’ marketing spending and advertising budgets. Our revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where we offer services or distribute content. A continued economic downturn or a continued recession in these geographic locations may reduce demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively effected.

We depend on vendors to timely supply us with quality materials at the right prices.

Global economic and political conditions may affect our vendors. A prolonged economic downturn could limit their ability to timely provide us with acceptable materials at affordable prices. Our inability to acquire suitable materials on acceptable terms or the loss of key vendors could negatively affect our financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our common stock were repurchased during the three or nine months ended September 30, 2008. There are 6.1 million shares currently available under approved share repurchase programs. We suspended our share repurchase program in February 2006 and no shares have been repurchased since that time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 4, 2008, our Board of Directors approved the 2009 Profit Maximization Plan, which includes a workforce reduction of approximately 3% of our U.S. employee base. These reductions will take place prior to December 31, 2008 and are in response to the challenging global economic environment and its adverse impact on our results for the quarter ended September 30, 2008. We currently expect to record approximately $3.5 million in charges for severance benefits, all of which will be in the form of cash payments, during the fourth quarter ending December 31, 2008.

Item 6.	Exhibits

Exhibits

10.1	Termination of 1999 Server Farm Agreement

10.2	Assignment Agreement among IBM, ADVO, Inc. and Valassis

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2008

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description
Exhibits

10.1	Termination of 1999 Server Farm Agreement

10.2	Assignment Agreement among IBM, ADVO, Inc. and Valassis

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia