Form 10-K
period 2008-12-31
VALASSIS COMMUNICATIONS INC
filed 2009-03-04
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 27, 2009, there were 48,087,091 shares of the Registrant’s Common Stock outstanding. As of June 30, 2008, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was approximately $464.9 million.

Documents Incorporated by Reference

The applicable portions of Valassis’ Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on or about April 23, 2009 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1.	Business

The Company

Valassis is one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our portfolio of products and services delivers value on a weekly basis to more than 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. In January 2008, we launched RedPlum, our consumer brand, across our portfolio of offerings. In conjunction with the consumer brand launch, redplum.com was introduced in the marketplace extending our print advertisers’ reach online and offering consumers compelling national and local deals.

We provide our products and services to the masses or targeted audiences, providing our clients with blended media solutions, including shared mail and newspaper delivery. We offer the only national shared mail distribution network in the industry. We utilize a patent-pending targeting tool that provides our clients with multi-media recommendations with a quick turnaround. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want. The cross selling of Valassis products and services to the acquired 13,000 shared mail clients, as well as selling shared mail to Valassis’ existing clients, is expected to continue to drive sustainable profitable revenue growth.

On March 2, 2007, we acquired ADVO, Inc. for approximately $1.2 billion through our wholly-owned subsidiary, Michigan Acquisition Company, pursuant to an Agreement and Plan of Merger, dated as of July 5, 2006, as amended by Amendment No. 1, dated as of December 18, 2006. The results of ADVO’s operations have been included in our consolidated financial statements since the acquisition date. ADVO was one of the country’s leading direct mail companies, distributing direct advertising products on a weekly basis primarily through the United States Postal Service, or USPS. The combined company offers clients unique, diverse and complete media plans for value-oriented advertising content. As a result of the acquisition, we made ADVO a separate reportable segment known as Shared Mail.

We currently operate our business in the following four operating segments:

Shared Mail – products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution:

•	Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the USPS; and

•	Solo mail and Other Products and Services consist of list procurement, addressing, processing and the distribution of brochures and circulars for individual clients through the USPS.

Neighborhood Targeted – products that are targeted based on geographic and demographic targeting characteristics:

•	Preprinted Inserts – specialized print promotion programs in a variety of formats for single advertisers;

•	Newspaper-delivered Product Sampling – client product samples inserted into newspapers or placed in a polybag with the newspapers;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample;

•	Door Hangers – product samples and advertisements delivered directly to the consumer’s door; and

•	Run of Press (ROP) – brokering of advertising printed directly on pages of newspapers.

Free-standing Inserts – products that reach a large area at a low cost to the client:

•

Cooperative Free-standing Inserts (FSI) – four-color promotional booklets containing the coupons of multiple advertisers (cooperative) that are distributed to approximately 60 million households through newspapers and shared mail with additional distribution available to rural markets, as well as customized FSIs (custom co-ops) featuring multiple brands of a single client.

International, Digital Media & Services:

•

Due to their sizes in relation to other segments, in 2008, we combined the segments previously known as International and Services and Household Targeted into one segment – International, Digital Media & Services. This segment includes all other lines of business not included in the separate reportable segments, including NCH, international, direct mail, VRMS, security services, interactive and in-store.

Shared Mail

In January of 2008, we changed the corporate name of our wholly-owned subsidiary formerly known as ADVO to Valassis Direct Mail, Inc. and incorporated its products and services into the combined Valassis RedPlum product portfolio.

We distribute, through our wholly-owned subsidiary, Valassis Direct Mail, Inc., shared mail advertising products to approximately 77 million U.S. households, primarily on a weekly basis largely through the USPS. Shared Mail products and services also include Solo Mail and Other Products and Services.

We maintain one of the most comprehensive and up-to-date residential address lists in the United States and have a total reach of over 117 million U.S. households. Our client base consists principally of national and local grocers, restaurants, drug stores, discount and department stores, home furnishing and other retailers.

Shared mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the USPS. Individual clients can select targeting levels by choosing all ZIP code zones, specific ZIP code zones, or sub-zip code zones; these sub-zip code zones average approximately 3,500 households. Our advanced targeting capabilities enable clients, such as retail chains, to select areas serviced by their stores and, at the same time, distribute different versions of the targeted advertisements to reach their choice consumers. Shared Mail clients share bulk pre-sort mailing rates for a single package, generating substantial savings relative to an individual mailing. In addition, the Shared Mail nationwide network of state-of-the-art distribution facilities provide clients with the ability to reach consumers within a two-day window, assuring timely delivery of coupons, dated offers and sale-break announcements. In 2008, we distributed approximately 4.1 billion shared mail packages, including 33.4 billion shared mail pieces.

Our core shared mail program is published under our consumer brand name portfolio of RedPlum. The RedPlum Shared Mail Package is a four-page, color booklet wrapped around individual print advertisements of various clients. This program reaches approximately 77 million households on a weekly basis. Shared Mail can reach an additional 33 million shared mail households that extend coverage to markets not already served by Shared Mail’s core distribution network. Shared Mail handles its clients’ orders directly and manages distribution of their advertising through its Allied National Network Extension, or A.N.N.E. – a partnership of independent shared mail companies. Conversely, A.N.N.E enables participation members to offer their clients extended marketplace reach using household coverage.

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

Distribution costs, which includes postage, transportation and other alternative delivery costs, is the largest cost component of the Shared Mail segment. For the year ended December 31, 2008, distribution costs represented approximately 54% of total Shared Mail costs.

Shared Mail revenues for the year ended December 31, 2008 were $1,370.8 million, or 57.6% of our total revenue. The top 10 clients accounted for approximately 26.7% of Shared Mail’s revenues in 2008, and no one client accounted for over 10% of the segment revenue during the same period.

Neighborhood Targeted

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

Preprinted Inserts

We provide our clients with print and media placement of traditional free-standing solo insert formats, as well as specialty print promotion products in various customized formats. Because these promotions feature only one client, the client has the ability to create a completely individualized promotion. This allows clients the flexibility to run promotions any day of the week in newspapers and through shared mail throughout the United States and to efficiently target these promotions. We specialize in producing full-service promotions for a wide range of clients allowing orders to be placed on a national, regional or local basis.

Polybag Advertising and Sampling

We offer newspaper-delivered or direct-to-door sampling products that give manufacturers the ability to cover up to 65 million households. Samples can either be machine-inserted into newspapers (Newspac®), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch®). In addition, Brand Bag™ and Brand Bag+™ offer clients the opportunity to deliver an impactful advertising message on a newspaper polybag without including a sample. The bags feature the client’s advertising with the option of a weather-resistant tear-off coupon.

Run of Press (ROP)

We offer our clients the ability to run their promotional advertising directly on the pages of newspapers by brokering advertising space. We offer our clients the flexibility to run promotional advertising in any number of the available newspapers in our network of over 13,500 publications. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our clients.

Neighborhood Targeted products generated revenues of $469.2 million during the year ended December 31, 2008, or 19.7% of our total revenue. The top 10 clients accounted for approximately 46.9% of Neighborhood Targeted revenues during the year ended December 31, 2008, and two clients accounted for approximately 11.9% and 11.2% of Neighborhood Targeted revenues during the same period, respectively.

Free-Standing Inserts

Cooperative free-standing inserts (FSIs) are four-color promotional booklets containing promotions from multiple clients, printed by us at our own facilities and distributed through newspapers and shared mail. In 2008, we delivered our traditional cooperative FSIs, via newspapers and shared mail, to approximately 62 million households on 42 publishing dates. We also produce customized FSIs (custom co-ops) featuring multiple brands of a single client. Additionally, we produce specialty FSIs including the Extended Reach insert for smaller rural communities which reaches 4.3 million households.

The majority of cooperative FSI business is conducted under long-term contracts, which currently average over two years in duration. Under these contracts, clients typically guarantee us a percentage of their cooperative FSI pages at agreed upon pricing covering a specified amount of time. The FSI offers product category exclusivity for our clients so that competing products in the same product category will not be printed in the same FSI book. If a category is not available on the date requested, the client has the option to use our competitor’s FSI or select another date from us to include their promotion. Due to this environment, many clients reserve their space well in advance of the actual promotion date.

At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discounted price, primarily to direct response marketers, who are placed on a waiting list for space that may become available. We select direct response marketers as remnant space clients on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Direct response clients are subject to being “bumped” in favor of a regular price client in need of space at the last minute. Remnant space represents less than 20% of the FSI pages annually and the revenue is included in total cooperative FSI revenues for financial reporting purposes.

The cost components of the FSI are media distribution, paper and manufacturing/transportation costs, which represented approximately 39%, 36% and 25% of total FSI costs, respectively, for the year ended December 31, 2008.

Total cooperative FSI revenues during the year ended December 31, 2008 were $370.2 million, or 15.5% of our total revenue. The top 10 FSI clients accounted for approximately 48.7% of FSI revenues during the year ended December 31, 2008, and one client accounted for approximately 21.9% of FSI revenues for the same period.

International, Digital Media & Services

NCH Marketing Services, Inc. (NCH)

NCH is a provider of coupon clearing, promotion information management products and marketing services in the United States and Europe and has production facilities in Mexico. Services include retailer coupon clearing, manufacturer redemption and promotion analysis. During 2008, approximately 47.0% of NCH revenues were from Europe.

Valassis Canada, Inc.

Valassis Canada provides promotional products and services in Canada, such as FSIs reaching over 5 million Canadian households, as well as other promotion products and services. As of January 1, 2008, the Valassis and ADVO subsidiaries in Canada were consolidated to form Valassis Canada, Inc.

Promotion Watch, Inc.

Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps clients with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.

Direct Mail/Analytics/Interactive

We produce direct-mail programs based on multiple data sources, including frequent shopper card data. We also provide proprietary software solutions for clients to manage and analyze frequent shopper data and our interactive website allows clients to reach consumers through another medium.

International, Digital Media & Services generated revenues of $171.7 million in 2008, or 7.2% of our total revenues. The top 10 clients accounted for approximately 26.4% of International, Digital Media & Services revenues during the year ended December 31, 2008, and no one client accounted for over 10% of the segment revenues during the same period.

Competition

Shared Mail

Our Shared Mail segment competes for advertising dollars from clients who want the ability to target selected potential consumers on a cost-effective basis and provide a superior return on their advertising investment. Competition for market share comes from other forms of print such as newspapers, magazines and other advertising printers, and electronic media such as radio, broadcast, the Internet and other communication media. To the extent our clients decide to use other forms of print and electronic media and other advertising in general, it could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Neighborhood Targeted

Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during the periods when they have unused capacity. In addition, we compete with Sunflower Marketing for polybag advertising and sampling. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons, it could have a material negative effect on our revenues and profit margins.

We also compete with several newspaper network groups in the ROP market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and human resources in order to compete in today’s environment. An increase in the number of ROP competitors could result in a loss of market share.

Free-Standing Inserts

Our cooperative FSI competes principally with News America Marketing FSI, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability and customer service and relationships. We are able to blend our national shared mail network with newspaper-delivered distribution and believe that this presents an opportunity for us to differentiate Valassis in the FSI industry as newspaper circulation continues to decline.

News America Marketing FSI continues to compete aggressively for FSI business. As a consequence, prices have declined substantially over the last several years and are expected to continue to decline in 2009. This, coupled with flat industry units, has generally resulted in declining revenues and profitability for our FSI business. In addition, our primary competitor, News America, has substantially greater financial resources than we do.

International, Digital Media & Services

In our International, Digital Media & Services segment, NCH competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing services in the United States. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenues and profit margins.

In Direct Mail/Analytics, we compete against full-service direct mail providers, commercial letter shops and direct/loyalty marketing agencies. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenues and profit margins.

Customers

No single customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2008 and 2007. During the year ended December 31, 2006, one customer, Procter & Gamble, accounted for slightly more than 10% of our consolidated revenues.

Employees

As of December 31, 2008, we had approximately 7,200 full-time employees worldwide. Approximately 4,900 are employed in the United States. One domestic and some foreign locations have employees represented by labor unions; we consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Raw Materials

We primarily purchase and print on various grades of paper produced by three major paper companies. Paper prices have fluctuated in recent years. Historically, we have purchased paper under long-term contracts to protect us against significant price fluctuations. We currently have no long-term contracts to purchase paper but regularly assess the economic benefits of entering into such contracts. See “Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, results of operations and financial condition” in Item 1A. “Risk Factors.”

Segment Reporting

For segment financial information for the years 2008, 2007 and 2006, see the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 12 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Availability of Filings

We make all of our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available, free of charge, on our Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission.

During 2008, our Chief Executive Officer provided to The New York Stock Exchange the annual CEO certification regarding our compliance with The New York Stock Exchange corporate governance listing standards. In addition, the certifications of our CEO and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

Item 1A.	Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Item 1. “Business,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different -sometimes materially different—than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this Annual Report on Form 10-K. Below, we describe certain factors affecting our operations and future financial performance. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Our substantial indebtedness could adversely affect our financial health and make it more difficult for us to service our debt or obtain additional financing, if necessary.

We incurred a substantial level of debt in connection with our acquisition of ADVO in 2007. This high degree of leverage could have a material adverse effect on our business and make it more difficult for us to satisfy our obligations under our outstanding indebtedness. As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:

•

our ability to borrow additional amounts or refinance existing indebtedness in the future for working capital, capital expenditures, acquisitions, debt service requirements, investments, stock repurchases, execution of our growth strategy, or other purposes may be limited or such financing may be more costly;

•

we have reduced availability of cash flow to fund working capital requirements, capital expenditures, investments, acquisitions or other strategic initiatives and other general corporate purposes because a substantial portion of our cash flow is needed to pay principal and interest on our debt;

•	we are more vulnerable to competitive pressures and to general adverse economic or industry conditions, including fluctuations in market interest rates or a downturn in our business;

•	we have limited flexibility in implementing our existing or any new business strategy or planning for, or reacting to, changes in our business, our industry or general economic conditions;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we may be placed at a competitive disadvantage relative to our competitors that have greater financial resources than us, including News Corporation;

•	it may be more difficult for us to satisfy our financial obligations; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.

In addition, the indentures governing our 8 1/4% Senior Notes due 2015, or the 2015 Notes, and our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes, and our senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay such debt, if accelerated, or that we would be able to repay, refinance or restructure the payments on such debt. See “—The restrictive covenants in our senior secured credit facility and the indentures governing the 2015 Notes and the 2033 Secured Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.”

Despite our current indebtedness levels and the restrictive covenants set forth in the agreements governing our indebtedness, we and our subsidiaries may be able to incur substantially more indebtedness. This could increase the risks associated with our substantial indebtedness.

The terms of our senior secured credit facility and the indentures governing the 2015 Notes and the 2033 Secured Notes permit us and certain of our subsidiaries to incur certain additional indebtedness, including additional secured indebtedness. If we or our subsidiaries are in compliance with the financial covenants set forth in these agreements, we and our subsidiaries may be able to incur substantial additional indebtedness. In addition, under certain circumstances we will have the right to increase the size of our senior secured credit facility. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

We may not be able to generate a sufficient amount of cash flow to meet our debt obligations.

Our ability to make scheduled payments with respect to our indebtedness depends on our future financial and operating performance and ability to refinance debt when necessary. Each of these factors largely depends on prevailing economic conditions and certain financial, business, competitive and other factors beyond our control. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of our debt could declare all outstanding principal and interest on our debt to be due and payable and we could be forced into bankruptcy or liquidation. Furthermore, if our cash flow and capital resources are insufficient to fund our debt obligations, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt or revise or delay our strategic plans. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. If we are required to take any of the actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Our diminished liquidity could adversely affect our financial condition and make it more difficult to fund our operations and satisfy our debt obligations.

The indentures governing our 2015 Notes, our 2033 Secured Notes and our senior secured credit facility contain affirmative and negative covenants, including maintaining specified financial ratios and satisfying other financial conditions. It is possible that in the future we may not be able to comply with the covenants, limitations and restrictions under these agreements or other outstanding loan agreements. In that event, we will be required to seek an amendment or waiver from the lenders under such agreements. If we are unable to obtain an amendment or waiver, the lenders thereunder would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are determined to be in default of these loan agreements, we may be prohibited from drawing additional funds under our senior secured credit facility, which could impair our ability to maintain sufficient working capital. Either situation could also have a material adverse effect on our solvency.

The restrictive covenants in our senior secured credit facility and the indentures governing the 2015 Notes and the 2033 Secured Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.

Our senior secured credit facility and the indentures governing our 2015 Notes and our 2033 Secured Notes contain affirmative and negative covenants that limit our and our subsidiaries’ ability to take certain actions. Our senior secured credit facility requires us to maintain specified financial ratios and satisfy other financial conditions. Our senior secured credit facility and the indentures governing the 2015 Notes and the 2033 Secured Notes also restrict, among other things, our and our subsidiaries’ ability to:

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

These restrictions may limit our ability to operate our business and may prohibit or limit our ability to enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. Furthermore, future debt instruments or other contracts could contain financial or other covenants more restrictive than those applicable to our senior secured credit facility, the 2033 Secured Notes or the 2015 Notes.

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

As a result of concerns about the stability of the markets and the strength of counterparties during this challenging global macroeconomic environment, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, we have no indication that the financial institutions syndicated under our senior secured credit facility would be unable to fulfill their commitments to us. We may be exposed to losses in the event of nonperformance by counterparties on these instruments. Continued turbulence in the global credit markets and the U.S. economy may adversely affect our results of operations, financial condition and liquidity.

Recent disruptions in the credit markets have made it more difficult for companies to secure financing. If we are unable to access financing on terms and at a time acceptable to us for any reason, it could have a material adverse effect on our operations, financial condition and liquidity.

We believe that we have sufficient liquidity to support the ongoing activities of our business, repay our existing debt obligations and to make limited investments in future growth opportunities. Our ability to obtain any financing or refinancing, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Recently, credit markets have experienced unusual uncertainty, and liquidity and access to capital markets and other sources of financing have tightened. Consequently, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain such financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition and liquidity.

Some of our debt, including borrowings under our senior secured credit facility, is based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

As of December 31, 2008, $610.7 million of our $1,202.6 million aggregate indebtedness was subject to variable interest rates. We have entered into two interest rate swap agreements which fix the interest rate for an aggregate of $480.0 million of this variable rate debt. Our swap agreements have a notional value of $480.0 million and, effectively, fix our interest rate at 6.795% and expire in December 2010. Our remaining variable rate debt of $130.7 million is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. During the period when our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest expense of approximately $1.3 million per year. If there is a rise in interest rates, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, which would affect our cash flows and results of operations. If we borrow additional amounts under the revolving portion of our senior secured credit facility, our market rate risk may increase.

Reductions of our credit rating may have an adverse impact on our business.

The ratings on our outstanding debt currently established by the ratings agencies may be reduced for various reasons, including if we incur additional indebtedness, reasons related to our industry or operating performance or as a result of changes by the rating agencies in their methodologies or rating criteria. Reductions on our credit ratings could negatively impact our cost of funds, access to capital markets, ability to renew contracts with our existing customers and limit our ability to compete for new customers. Further, certain of our supplier contracts provide that, in the event our credit ratings are downgraded to specified levels, the customer may elect to terminate its contract with us and either pay a reduced termination fee or, in some limited instances, no termination fee, or, in the alternative, request additional collateral or change our credit terms. A credit rating downgrade could adversely affect these customer and supplier relationships.

The recent economic downturn and uncertain future outlook, including the credit and liquidity crisis in the financial markets, could continue to further negatively affect our results of operations and financial condition.

Our business results could be adversely affected by a prolonged global, national or regional economic recession. As a result of the credit and liquidity crisis in the U.S. and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. The unprecedented current economic volatility and the tightening of credit markets has resulted in widespread reduction in business activity and consumer spending. From an operational perspective, we have been experiencing lower revenues as a result of reduced consumer confidence and reduced advertising spending in our markets, as well as increased bad debt expense. From a financing perspective, this unprecedented instability and the tightening of the credit markets may adversely affect the ability of our customers to obtain credit which may restrict their ability to purchase our products and services. Additionally, it may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. The difficult economic conditions are not likely to improve significantly in the near future and any continuation or worsening of these conditions could adversely affect our results of operations and financial condition.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.

Our products that reach a large area at low cost compete in the cooperative FSI business principally with News America Marketing FSI, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability and customer service and relationships.

News America Marketing FSI has been competing aggressively for FSI business. As a consequence, FSI prices have declined substantially over the last several years and are expected to continue to decline in the foreseeable future. We cannot predict when, or if, FSI prices will stabilize or increase. This, coupled with flat industry units, has resulted generally in decreasing revenues and profitability for our FSI segment. When FSI contracts come up for renewal, we may not be able to renew them on favorable terms or at all. In addition, our primary competitor, News America, has substantially greater financial resources than we do and may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. This competitor could take a greater market share and cause us to lose business from our customers.

In addition, it is possible that alternative media or changes in promotional strategies could make our products less attractive to our customers and could cause a loss of demand for our products and services.

Our Shared Mail segment’s media business faces intense competition based primarily on the ability to target selected potential customers on a cost-effective basis and provide a satisfactory return on advertising investment. Shared Mail products also compete for advertising dollars against other forms of print and electronic media and other advertising in general. Competition for market share advertising also comes from magazines, radio, broadcast and cable television, shoppers, the Internet, other communications media and other advertising printers that operate in Shared Mail markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Shared Mail customers and prospective customers are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. The failure to develop new products and services could result in the loss of clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect growth.

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

In our International, Digital Media & Services segment, our subsidiary, NCH Marketing Services, Inc., competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing and redemption services in the U.S. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and negatively affect our revenues and profit margin.

Our Shared Mail segment depends on the USPS and other third parties for delivery of its products. If such third parties do not fulfill their obligations, our Shared Mail segment may lose customers and experience reduced revenue and profitability.

Our Shared Mail segment’s products are primarily delivered through the USPS. Postage expense is our Shared Mail segment’s largest expense. The inability of the USPS to deliver our Shared Mail segment’s products on a timely basis or any reduction in the number of days the USPS delivers mail could disrupt our Shared Mail segment’s business and, in turn, adversely affect our business, sales, results of operation and financial condition. Furthermore, USPS rates increase periodically and we have no control over increases that may occur in the future. An increase in the cost of postage combined with our Shared Mail segment’s inability to successfully pass through such postage rate increase directly to its customers could negatively affect our earnings.

Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, results of operations and financial condition.

We are dependent upon the availability of paper to print our customers’ advertising circulars. Paper costs have historically experienced significant fluctuations. We currently do not have long-term contracts with paper companies and are therefore subject to variable market prices for paper. Changes in the supply of, or demand for, paper could affect market prices or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices and we have a limited ability to pass increased costs along to our customers. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations and financial condition.

The possibility of consolidation in our customer base, the loss of customers to alternative advertising methods or decreases in the frequency or amount of customers’ mailings could impact our revenue growth and profitability.

In recent years there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in our revenues. In addition, we may lose customers due to the acquisition of such customers by companies that are not interested in using our products and services or that eliminate retail locations of our existing customers. Also, a customer may decide to decrease its mailing frequency or modify the amount, pages and weight, and kind of advertising pieces it purchases from us, especially in light of the prolonged economic downturn. Our customers may be impacted by the items detailed above and by other general economic and business conditions that could affect their demand for our products and services and, in turn, choose other alternative advertising methods. Specifically, significant revenue changes in our Shared Mail segment may have a corresponding impact to profit due to the fixed cost nature of postage expense. Postage costs associated with advertising packages are fixed in nature for packages that weigh 3.3 ounces or less, whether or not the package is partially or completely filled. Any of the foregoing could have a material adverse effect on us and our financial condition.

Our clients may be susceptible to changes in general economic conditions.

Our revenues are affected by our clients’ marketing spending and advertising budgets. Our revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where we offer services or distribute content. A continued economic downturn or a continued recession in these geographic locations may reduce demand for our products and services or depress pricing of those products and services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to products and services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

We have been required to recognize a pre-tax, non-cash impairment charge related to goodwill and other intangible assets, and we may be required to recognize additional impairment charges against goodwill, intangible assets or other long-lived assets in the future.

At December 31, 2008, the net carrying value of our intangible assets and goodwill totaled approximately $251.5 million and $640.9 million, respectively. Our intangible assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and our goodwill is subject to impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.

As a result of the decline in the trading value of our equity securities during the three months ended December 31, 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of December 31, 2008 of our goodwill and intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, we recorded a $245.7 million pre-tax, non-cash impairment charge related to goodwill and other intangible assets in the last quarter of 2008. This impairment charge represented an adjustment of $226.9 million to the carrying value of the goodwill and intangible assets associated with our purchase of ADVO in 2007 and a write-off of $18.8 million of goodwill associated with our purchase and subsequent sale of Prevision, our one-to-one loyalty marketing business purchased in 2000. The impairment charge is included within costs and expenses on the consolidated statement of income for the year ended December 31, 2008.

If the trading value of our equity securities continues to decline, we will be required to assess the fair values of our assets and liabilities and could conclude that goodwill is impaired, which would result in additional impairment charges in 2009. In addition, if economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of long-lived and intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets, other long-lived assets or goodwill could have a significant effect on our financial position and results of operations in the periods recognized.

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

On December 12, 2006, one of the three plaintiffs filed a Motion to Partially Lift Discovery Stay, in response to which defendants filed opposition on January 16, 2007. The presiding judge denied the plaintiff’s motion to lift the stay on discovery. In addition, the court ordered the matters consolidated under a single action and, as a result, a revised, consolidated complaint was filed by the plaintiffs on June 8, 2007. On August 24, 2007, the defendants filed a Motion to Dismiss the plaintiff’s complaint. The plaintiff filed a Brief in Opposition to the defendants’ motion on October 10, 2007, and the defendants’ responsive pleading was filed November 13, 2007. On April 25, 2008, the defendants’ motion was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. Defendants filed an opposition to the motion and the matter is pending before the court. In addition, ADVO, its directors and certain of its officers were sued in a derivative action filed in September 2006, raising essentially the same factual allegations as the securities class actions. The derivative action was dismissed by Notice of Voluntary Dismissal without prejudice on January 24, 2007.

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

The current litigation with News America Incorporated may be costly and divert management’s attention, which may materially harm our business.

Regardless of the outcome of the current litigations which we instituted against News America Incorporated, in which we allege a violation by News of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims in the litigation may materially adversely affect our business, financial condition and/or operating results.

If we do not meet the continued listing requirements of The New York Stock Exchange, our common stock may be delisted.

Our common stock is currently traded on The New York Stock Exchange, or NYSE. Under the NYSE’s current listing standards, a company will be considered to be below compliance standards if its average global market capitalization over a consecutive 30 trading-day period is less than $75 million and, at the same time, its total stockholders’ equity is less than $75 million. As of March 3, 2009, our market capitalization and stockholders equity were both below the respective $75 million requirements. When a listed company’s stock falls below the market capitalization standard, the company will be listed as “below compliance” with the NYSE listing standards, and the company is permitted to submit a plan within 45 days regarding its ability to return to compliance with these standards. We received notification from the NYSE on February 20, 2009 that we are not in compliance with the NYSE’s continued listing standard requirements. We responded to the NYSE that we intend to submit a plan that will advise the NYSE of definitive action we have taken, or are taking, that will bring us into conformity with continued listing standards within the required period. However, if our plan is not approved or if we are unable to regain compliance with the NYSE listing requirements, our stock will be delisted from trading on the NYSE, resulting in the need to find another stock exchange on which our stock can be listed or causing our stock to be traded on one or more over-the-counter markets such at the OTC Bulletin Board or the “pink sheets.” The delisting of our common stock by the NYSE could, among other things, reduce our stockholders’ ability to buy and sell our common stock, reduce the number of investors willing to hold or acquire our common stock, negatively impact our ability to raise equity financing and access the public capital markets or materially impact our results of operation and financial condition, any or all of which could negatively affect the market price of our common stock or cause the market price to become more volatile. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships and our ability to attract and retain personnel by means of equity compensation would be greatly impaired.

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

There can be no assurance that our internal control systems and procedures will not result in or lead to a future material weakness, or that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal control over financial reporting would require our management and independent public accounting firm to evaluate our internal controls as ineffective. Furthermore, if we fail to maintain proper and effective internal controls, our ability to report our financial results on a timely and accurate basis may be impaired. If our internal control over financial reporting is not considered adequate, or if as a result we are unable to report our financial results on a timely and accurate basis, we may, among other things, experience a loss of public confidence, which could have an adverse effect on our business and stock price.

Because we self insure a number of our benefit plans, unexpected changes in claim trends may negatively impact our financial condition.

We self-insure a significant portion of expected losses under our workers’ compensation program and medical benefits claims. While we maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts, unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, our self-insurance costs could increase significantly.

Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.

The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $8.1 million, reflecting our best estimate of our potential sales tax liability. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, the actual liabilities may exceed such estimates. If so, it may negatively impact our financial condition.

The uncertainty of current economic and political conditions make budgeting and forecasting difficult and may reduce sales promotion spending.

The future direction of the overall domestic and global economies could have a significant impact on our business. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact on demand for our products. In addition, the current economic downturn has decreased the advertising budgets of our customer base, which could have a material impact on our business, results of operations and financial condition. Because all components of our budgeting and forecasting, as well as that of our customers, are dependent upon estimates of growth in the markets served and demand for our products and services, the current global economic downturn and related financial market uncertainties may render estimates of future income and expenditures even more difficult to make than usual. Future events that may not have been anticipated could adversely affect our business, results of operations and financial condition.

These risk factors that may affect future performance and the accuracy of forward-looking statements are illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in a leased office complex in Livonia, Michigan. Throughout the United States, we have 26 leased sales offices, one leased office building and 27 operations facilities, of which four are owned by us. Internationally, we have three sales offices and eight operations facilities, of which three are owned by us. Below is a listing of our owned facilities:

Location	Type	Primary Segment
Delicias, Mexico	Production/Office	International & Services
Durham, NC USA*	Printing	FSI/Shared Mail
Juarez, Mexico	Operations	International & Services
Livonia, MI USA*	Printing/Warehouse	Neighborhood Targeted
Livonia, MI USA*	Operations	FSI/Neighborhood Targeted
Nuevo Laredo, Mexico	Operations	International & Services
Wichita, KS USA*	Printing	FSI/Shared Mail
* As part of our senior secured credit facility, we granted a security interest in these domestic locations.

We have renewal rights for most of the leases and anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities are in good condition and have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of contract printers.

In June 2008, we completed a sale-leaseback transaction for our three properties located in Windsor, Connecticut resulting in gross proceeds of $28.8 million. The $4.2 million gain on the sale of the two properties that are being leased has been deferred and will be recognized as a reduction to rent expense over the 15-year leaseback period. The $0.1 million gain associated with of the sale of the third property was recorded as a gain on sale of assets during the second quarter of 2008.

In December 2008, we received $4.2 million in gross proceeds for the sale of our production facility in Corby, England. This resulted in a $2.6 million loss which was recognized as a loss on sale of assets during the fourth quarter of 2008.

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

The Michigan and California cases are currently scheduled for trial May 2009 and August 2009, respectively. The Federal case was scheduled for an April 2009 trial date; however, it was reassigned to a new judge and, as such, has not yet been rescheduled. All trial dates are subject to further change. Valassis alleges damages, injunctive relief, costs and those other remedies available under the various causes of action.

Upon completion of our acquisition of ADVO, we assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. The cases have been consolidated under a single action titled Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC) and a consolidated amended complaint was filed on June 8, 2007. The complaint generally alleges ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which has subsequently been denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. Defendants filed an opposition to the motion and the matter is pending before the court. Discovery on the merits of the action is ongoing. Defendants intend to vigorously contest the litigation.

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

Our common stock is traded on The New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of Valassis’ common stock at December 31, 2008 was 274.

High and low stock prices per share during the twelve months ended December 31, 2008 and 2007 were:

	2008		2007
Quarter Ended	High	Low	High	Low
Mar. 31	$13.04	$8.49	$18.20	$13.30
June 30	$16.80	$11.16	$19.73	$17.05
Sept. 30	$13.72	$6.12	$17.76	$7.67
Dec. 31	$8.73	$1.05	$14.83	$8.53

Currently, we have no plans to pay cash dividends. In addition, should we change our dividend policy, the payment of future dividends would be dependent on covenants contained in our financing agreements, future earnings, capital requirements and other alternate uses of cash. Currently, our senior secured credit facility restricts the payment of cash dividends.

Our Board of Directors approved a 5 million share repurchase program on August 25, 2005 and previously had approved a 5 million share repurchase program on December 7, 2004. There are 6,091,825 shares that may yet be repurchased under these plans. We suspended our share repurchase program in February 2006. No shares were repurchased during the years ended December 31, 2007 and 2008.

Currently, we are not in compliance with The New York Stock Exchange’s continued listing standard requirements. If we are unable to regain compliance with The New York Stock Exchange listing requirements, our common stock may be delisted, which may materially harm our business. See “If we do not meet the continued listing requirements of The New York Stock Exchange, our common stock may be delisted” in Item 1A. “Risk Factors.”

Item 6.	Selected Financial Data

(in millions of U.S. dollars, except per share data and ratios)

	YEAR ENDED DECEMBER 31,
	2008	2007(2)		2006		2005		2004
Revenues	$2,381.9	$2,242.2		$1,043.5		$1,131.0		$1,044.1

Net earnings (loss)	(207.5)	58.0		51.3	(3)	95.4	(4)	100.7	(5)

Total assets	1,853.2	2,190.5		801.4		697.7		738.0

Long-term debt, less current portion	1,111.7	1,279.6		259.9		259.9		273.7

Net earnings (loss) per share, basic	(4.32)	1.21		1.07		1.93		1.95

Net earnings (loss) per share, diluted	(4.32)	1.21		1.07		1.90		1.93

Ratio of earnings to fixed charges (6)	(1)	1.95	x	7.01	x	11.58	x	12.23	x

(1)	Earnings for the twelve months ended December 31, 2008 were inadequate to cover fixed charges. Additional earnings of $212.5 million would have been necessary to bring the respective ratio to 1.0.
(2)	Results reflect the acquisition of ADVO, Inc. on March 2, 2007. For further information regarding the acquisition, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
(3)	Includes a $24.6 million charge, net of tax, incurred in relation to the ADVO acquisition, $8.8 million of which was related to termination of a swap contract and the premium on a swaption contract both entered into in contemplation of the necessary financing, and $15.8 million of which was related legal and professional costs pursuant to related litigation, as well as a $1.4 million charge, net of tax, related to the close-down of both the French agency business and the eSettlement business unit of NCH.
(4)	Includes a $4.5 million restructuring charge, net of tax, related to headcount reductions and associated costs resulting from the integration of the components of our International, Digital Media & Services business segment, right-sizing of coupon-clearing operations in Europe and other efficiency-related headcount reductions.
(5)	Includes a $4.1 million gain, net of tax, due to the settlement of a property insurance claim related to a fire at our Corby, England facility, and a $2.3 million write-off, net of tax, of a cost-basis Internet investment.
(6)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as statements made elsewhere in this report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. For a discussion of certain of these risks, uncertainties and other factors, see “Item 1A—Risk Factors.” There can be no assurances, however, that our expectations will necessarily come to pass. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

We reported revenues of $2.4 billion in 2008. In 2007, we experienced a significant shift in the share of revenues contributed by each segment of our business resulting from the acquisition of ADVO, Inc. in the first quarter of 2007. In 2006, the FSI was the largest contributor to our revenue base. In 2008 and 2007, it ranked third behind the Shared Mail and Neighborhood Targeted segments.

	YEAR ENDED DECEMBER 31,
Approximate Share of Revenue by Segment	2008	2007
Shared Mail (ADVO)	58%	53%
Neighborhood Targeted	20%	21%
FSI	15%	18%
International, Digital Media & Services	7%	8%

This shift reflects our strategy to further diversify our products and services. The ADVO acquisition supported this strategy, and we continue to blend shared mail distribution with newspaper delivery to further enhance our diversified distribution methods and offer clients delivery of our RedPlum branded product portfolio across an expanded multi-media platform.

Our efforts have been focused on the expansion of our U.S.-based business in the shared mail arena; opportunities to cross sell our portfolio of products and services to both current and prospective clients; blending of our distribution methods; the shift of FSI delivery through shared mail in particular markets; and advancing targeting capabilities. We launched a proprietary targeting process during the second quarter of 2008 to further differentiate ourselves in the marketplace.

We believe there continues to be growth opportunities in the U.S. In order to concentrate on these opportunities, we have discontinued new media products in Europe and have ceased and written off our investments in China.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain income and expense items and the percentages that such items bear to revenues:

	YEAR ENDED DECEMBER 31,
	2008		2007		2006
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues
Shared Mail	$1,370.8	57.6%	$1,185.8	52.9%	$—	—
Neighborhood Targeted products	469.2	19.7	480.5	21.4	432.0	41.4
Free-standing Inserts	370.2	15.5	401.2	17.9	441.2	42.3
International, Digital Media & Services	171.7	7.2	174.7	7.8	170.3	16.3

Revenues	2,381.9	100.0	2,242.2	100.0	1,043.5	100.0
Cost of sales	1,855.9	77.9	1,714.2	76.5	789.6	75.7

Gross profit	526.0	22.1	528.0	23.5	253.9	24.3
Selling, general and administrative	385.8	16.2	354.3	15.8	151.3	14.5
Amortization of intangible assets	9.2	0.4	7.9	0.4	0.6	0.1
Impairment charge	245.7	10.3

(Loss) earnings from operations	(114.7)	(4.8)	165.8	7.3	102.0	9.7

Other expenses and income
Interest expense	95.6	4.0	84.9	3.8	24.7	2.4
Interest income	(2.9)	(0.1)	(5.3)	(0.3)	(4.8)	(0.5)
Other expense (income), net	5.1	0.2	(2.7)	(0.1)	(1.5)	(0.1)

Total other expenses and income	97.8	4.1	76.9	3.4	18.4	1.8

(Loss) earnings before income taxes	(212.5)	(8.9)	88.9	4.0	83.6	8.0
Income tax (benefit) expense	(5.0)	(0.2)	30.9	1.4	32.3	3.1

Net (loss) earnings	$(207.5)	(8.7)%	$58.0	2.6%	$51.3	4.9%

Revenues

We reported revenues of $2.4 billion in 2008, an increase from 2007 revenues of $2.2 billion, or 6.2%. This increase was primarily the result of our acquisition of ADVO on March 2, 2007 which contributed $1.4 billion and $1.2 billion in revenue in 2008 and 2007, respectively. Revenues in 2006 were $1.0 billion.

Operating Costs

Cost of sales was $1.9 billion in 2008 compared to $1.7 billion in 2007 and $789.6 million in 2006, increasing as a percentage of revenue each year. Gross profit percentage in 2008 was 22.1%, compared to 23.5% in 2007 and 24.3% in 2006. The continued decrease in gross profit percentage in 2008 compared to 2007 and 2006 was primarily the result of competitive pricing issues in the FSI segment, an increase in the cost of paper and a change in product mix with the purchase of ADVO in March 2007.

Selling, general and administrative (SG&A) expenses increased in 2008 to $385.8 million from $354.3 million in 2007, as the result of the inclusion of ADVO operations for the full year of 2008, which contributed $228.0 million and $192.5 million to SG&A in 2008 and 2007, respectively. Apart from this, SG&A decreased primarily due to lower incentive compensation.

As a result of the decline in the trading value of our equity securities during the three months ended December 31, 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of December 31, 2008 of our goodwill and intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, we recorded a $245.7 million pre-tax, non-cash impairment charge related to goodwill and other intangible assets in the last quarter of 2008. This impairment charge represented an adjustment of $226.9 million to the carrying value of the goodwill and intangible assets associated with our purchase of ADVO in 2007 and a write-off of $18.8 million of goodwill associated with our purchase and subsequent sale of Prevision, our one-to-one loyalty marketing business purchased in 2000. The impairment charge is included within costs and expenses on the consolidated statement of income for the year ended December 31, 2008.

Non-operating Items

Interest expense was $95.6 million in 2008, compared to $84.9 million in 2007 and $24.7 million in 2006. The increase in interest expense in 2008 as compared to 2007, and 2007 as compared to 2006, is the result of the financing of the ADVO acquisition resulting in $1.1 billion of new debt in March 2007.

Income Taxes

Income tax expense represents 2.4% of earnings (loss) before income taxes in 2008 compared to 34.7% in 2007 and 38.6% in 2006. The decrease in the effective tax rate in 2008 is the result of the effect of the $245.7 million impairment charge taken in the fourth quarter of 2008. The decrease in effective tax rate in 2007 compared to 2006 was the result of favorable settlements and additional deductions related to acquisition costs.

Net Earnings (Loss)

Net loss was $207.5 million in 2008, compared to net earnings of $58.0 million in 2007. This decrease is primarily due to a $245.7 million impairment charge ($223.4 million, net of tax) taken in the fourth quarter of 2008. Net earnings in 2007 were $58.0 million, an increase of 13.1% over 2006. This increase is primarily due to the inclusion of the operations of ADVO, since March 2007, which contributed segment profit of $82.7 million, offset by increased interest expense related to the debt incurred to finance the acquisition.

Diluted loss per share was $4.32 in 2008, including the negative per-share impact of the impairment charge related to goodwill and other intangibles of $4.66. Diluted earnings per share were $1.21 in 2007, including the negative per-share impact of charges related to European restructurings of $0.11 and the negative per-share impact of ADVO acquisition related expenses of $0.03. Diluted earnings per share were $1.07 in 2006, including the negative per share impact of ADVO acquisition-related costs of $0.52 and the negative per share impact of the close-down of both the French agency business and eSettlement business unit of NCH of $0.03.

Segment Results

Shared Mail

Shared Mail revenues for the year ended December 31, 2008 were $1,370.8 million compared to $1,185.8 million in the prior year. Revenues for the twelve months ended December 31, 2007 represented revenue from the March 2, 2007 acquisition date to December 31, 2007 and did not reflect a full twelve-month period. Revenues for the year ended December 31, 2008 would show a decrease of 2.6% when compared to proforma full-year revenues for 2007 of $1,406.9 million.

The challenging economic environment negatively impacted the Shared Mail segment during the last half of the 2008 year. Seven out of the top 10 Shared Mail’s advertising categories experienced revenue declines due to reduced spending by clients in these categories. In addition, revenues from the RedPlum® wrap product experienced a decrease due to lower sell rates and concentration in certain categories.

For the year ended December 31, 2008, the Shared Mail segment processed 33.4 billion shared mail pieces and assembled 4.1 billion shared mail packages. The average pieces per package for the year ended December 31, 2008 was 7.8 average pieces versus 8.1 average pieces in 2007.

Shared Mail’s gross margin percentage was 24.4% for 2008 increasing 0.7 percentage points compared to the March 2, 2007 to December 31, 2007 time period. The ongoing business optimization effort to reduce unprofitable packages positively impacted gross profit by reducing over supply and delivering more profitable packages.

For the year ended December 31, 2008, Shared Mail segment profit was $89.8 million. Prior year’s segment profit was $82.7 million; however, as noted above this amount did not represent a full twelve-month period.

Neighborhood Targeted

Neighborhood Targeted revenues decreased 2.4% in 2008 to $469.2 million from $480.5 million in 2007. Strong results in the ROP business, especially in the telecommunication and financial client verticals, were offset by a decline in preprints and sampling which were negatively affected by economic conditions. The segment also experienced a decrease in margins due to a change in mix of ROP customer base. Segment profit decreased to $38.8 million in 2008 versus $61.3 million in 2007.

Neighborhood Targeted revenues increased 11.2% in 2007 to $480.5 million from $432.0 million in 2006. The major driver of this increase was additional spending within the telecommunications, financial and retail client verticals, as well as improved pricing.

FSI

In 2008, FSI revenues decreased 7.7% to $370.2 million compared to $401.2 million in 2007. The decrease in revenue was primarily the result of an approximate 3.8% decline in FSI pricing, and a decline in market share. Cooperative FSI industry pages were flat in 2008 compared to 2007. FSI unit costs were higher due primarily to an increase in the cost of paper in 2008. FSI segment profit declined to $1.8 million in 2008 compared to $20.2 million in 2007, primarily as a result of the price decline and increased paper costs.

In 2007, FSI revenues decreased 9.1% to $401.2 million compared to $441.2 million in 2006. The decrease in revenue was primarily the result of an approximate 10% decline in FSI pricing, slightly offset by a small gain in market share. Cooperative FSI industry pages were flat in 2007 compared to 2006. FSI unit costs decreased slightly in 2007 from 2006. FSI segment profit was $20.2 million in 2007 compared to $65.9 million in 2006 as a result of the 10% price decline.

International, Digital Media & Services

The International, Digital Media & Services segment contributed revenues of $171.7 million in 2008, a 1.7% decrease from $174.7 million in 2007. This decline is due primarily to our sale of the French and one-to-one direct mail services businesses and the discontinuance of our media business in other European countries. Without the discontinued businesses, revenues would have been $147.1 million in 2008 compared to $142.6 million in 2007, an increase of 3.2%, due to our growing in-store and interactive businesses. Segment profit in 2008 decreased to $0.6 million from $3.6 million in 2007, due primarily to continued investment in our interactive initiative.

International, Digital Media & Services revenues increased 2.6% in 2007 to $174.7 million from $170.3 million in 2006. This increase was primarily the result of strong coupon clearing volumes in the U.S. and United Kingdom. Segment profit declined to $3.6 million in 2007 from $8.7 million in 2006 as the result of an $8.4 million charge relating to restructurings in Europe.

Financial Condition, Liquidity and Sources of Capital

We consider such factors as current assets, current liabilities, revenues, operating income, cash flows from operations, investing activities and financing activities when assessing liquidity. Our liquidity requirements arise mainly from our working capital needs, primarily accounts receivable, inventory and debt service requirements. Our senior secured credit facility and operating cash flows are our primary source of liquidity and are expected to be used for, among other things, interest and principal payments on debt obligations and capital expenditures necessary to support growth and productivity improvement.

The following table presents our available sources of liquidity and capital resources as of December 31, 2008:

Sources of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents				$126.6
Debt facilities:
Revolving credit loan portion of senior secured credit facility	89.5	(1)	—	89.5

Total available				$216.1

(1)	On January 22, 2009, we amended our credit agreement and voluntarily permanently reduced the aggregate revolving credit commitments thereunder from $120.0 million to $100.0 million. The amount above is net of $10.5 million in outstanding letters of credit.

Sources and Uses of Cash

Cash and cash equivalents totaled $126.6 million at December 31, 2008 increasing $1.3 million from December 31, 2007. This net increase was a result of net cash provided by operating activities of $96.3 million and net investing activities of $12.1 million, offset by net cash used by financing activities of $108.0 million.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2008 was $96.3 million compared to $156.8 million for the year ended December 31, 2007. Excluding the effect of non-cash charges such as the $245.7 million impairment charge and related decrease in deferred taxes, net earnings were significantly lower in 2008 compared to 2007 which contributed to the $60.6 million year over year decrease in cash provided by operations. Additional net changes in assets and liabilities of $25.8 million that affected operating cash flow are described more fully below:

•	A decrease in cash from prepaid expenses occurred as a result of higher prepaid postage payments related to our Shared Mail segment made in December 2008 compared to 2007;

•	Cash paid for taxes for 2008 was higher than those paid in 2007 resulting in more cash used by income taxes and an increased refundable income tax balance as of December 31, 2008; and

•

Cash paid for interest in 2008 increased from 2007 due to the timing of interest payments and the inclusion of a full year of expense related to the debt incurred to acquire ADVO in March 2007. Only 10 months of expense was incurred in 2007.

Net cash provided by operating activities for the year ended December 31, 2007 was $156.8 million versus $49.8 million for the year ended December 31, 2006. The $107.0 million increase was due to higher depreciation and amortization of tangible and intangible assets as a result of the ADVO acquisition, improved working capital due to improvements in collections and timing of vendor payments and increased net earnings.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2008 was $12.1 million due primarily to $33.1 million in proceeds from the sale of property, plant and equipment, $28.8 million of which is the result of a sale-leaseback transaction for our Windsor, Connecticut properties, and $3.6 million in net proceeds from the sale of our French subsidiary, offset by $24.7 million in capital acquisitions of property, plant and equipment. The net cash used in investing activities for the year ended December 31, 2007 was $1.1 billion as a result of the $1.2 billion acquisition of ADVO which was completed on March 2, 2007. See “Note 2 – Acquisition” to the Consolidated Financial Statements.

For the period ended December 31, 2006, net cash used in investing activities was driven primarily by the purchases and sales of auction rate securities.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2008 was $108.0 million, as the result of principal payments on the term loan B and delayed draw term loan portions of our senior secured credit facility and reduction of our outstanding 6 5/8 Senior Notes due 2009, or the 2009 Secured Notes. Additional financing activity included the draw down of the delayed draw term loan portion of our senior secured credit facility from which proceeds of $159.9 million were used to pay holders of our 2033 Secured Notes. Cash provided by financing activities during the year ended December 31, 2007 was $1.0 billion, solely as a result of the $1.1 billion provided from our borrowings of long term debt in order to fund the acquisition of ADVO, as described below under “Current and Long-term Debt.”

For the period ended December 31, 2006, net cash used in financing activities was $12.6 million primarily related to the repayment of long term debt.

Current and Long-term Debt

As of December 31, 2008, we had outstanding $1.2 billion in aggregate indebtedness, which consisted of $51.8 million of the 2009 Secured Notes, $0.1 million of the 2033 Secured Notes, $540.0 million of the unsecured 2015 Notes and $458.6 million and $152.1 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility. As of December 31, 2008, we had total outstanding letters of credit of approximately $10.5 million.

Our Senior Secured Credit Facility

General

On March 2, 2007, in connection with our acquisition of ADVO, we entered into a senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC, or the Credit Agreement.

Our senior secured credit facility originally consisted of the following:

•

a five-year revolving line of credit in an aggregate principal amount of $120.0 million, including $35.0 million available in euros, British Pounds Sterling, Mexican Pesos or Canadian Dollars, $40.0 million available for letters of credit and a $20.0 million swingline loan subfacility (the “revolving line of credit”);

•

a seven-year term loan B in an aggregate principal amount equal to $590.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the term loan B, with the remaining balance thereafter to be paid on the seventh anniversary of the closing date of the term loan B (the “term loan B”);

•

a seven-year amortizing delayed draw term loan in an aggregate principal amount equal to $160.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the delayed draw term loan, with the remaining balance thereafter to be repaid in full on the maturity date of the term loan B (the “delayed draw term loan”); and

•

an incremental facility pursuant to which, prior to the maturity of the senior secured credit facility, we may incur additional indebtedness under our senior secured credit facility in an additional amount up to $150.0 million under either the revolving line of credit or the term loan B or a combination thereof (the “incremental facility”). The obligations under the incremental facility will constitute secured obligations under our senior secured credit facility.

On January 22, 2009, we entered into the First Amendment, or the Amendment, to our Credit Agreement. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the credit facility at prices below par through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the Credit Agreement from $120 million to $100 million in exchange for the ability to keep $20 million of revolving credit loans outstanding during any modified Dutch auction. Under the Amendment we are permitted to exclude from the definition of “Consolidated Interest Expense” swap termination and cancellation costs incurred in connection with any purchase, repurchase, payment or prepayment of any loans under the Credit Agreement, including pursuant to a modified Dutch auction. The Amendment also makes certain technical and conforming changes to the terms of the Credit Agreement. Subsequent to December 31, 2008, we have repurchased approximately an aggregate principal amount of $32.8 million of our outstanding term loans under our credit facility at a discount, resulting in a gain of $7.4 million, which will be recognized in the first quarter of 2009. The tax effect of this gain will be deferred for five years and then recognized at 20% for each of the next five years. Other effects of the Amendment are fully described below as they relate to specific portions of our credit facility.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2008, we had $458.6 million and $152.1 million outstanding under the term loan B and delayed draw portions, respectively, and $89.5 million available under the revolving line of credit portion (after giving effect to the reduction in the amount under our revolving line of credit and outstanding letters of credit) of our senior secured credit facility.

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

Guarantees and Security

Our senior secured credit facility is guaranteed by substantially all of our existing and future domestic restricted subsidiaries pursuant to a Guarantee, Security and Collateral Agency Agreement (the “Security Agreement”), as amended. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our subsidiary guarantors and 65% of the capital stock of our existing and future restricted foreign subsidiaries.

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

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25 : 1.00 to 3.50 : 1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60 : 1.00 to 2.00 : 1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the Amendment permits us to exclude from the definition of “consolidated interest expense” net costs in connection with the termination of hedge agreements relating to any purchase, repurchase, payments or repayment of any loans under the credit agreement.

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

6 5/8% Senior Secured Notes due 2009

In January 1999, we issued $100.0 million aggregate principal amount of our 2009 Secured Notes in a private placement transaction. We paid interest on the 2009 Secured Notes on January 15 and July 15 of each year until the notes matured on January 15, 2009. The Security Agreement secures our 2009 Secured Notes on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2009 Secured Notes.

On January 15, 2009, we satisfied and discharged the 2009 Secured Notes indenture in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee.) This debt is classified as current debt on the balance sheet as of December 31, 2008.

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. As of December 31, 2008, an aggregate principal amount of $85,000 (or approximately $56,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer.

8 1 /4% Senior Notes due 2015

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

Additional Provisions

The indenture governing the 2033 Secured Notes contains a cross-default provision which becomes applicable if we default under any mortgage, indenture or instrument evidencing indebtedness for money borrowed by us and the default results in the acceleration of such indebtedness prior to its express maturity, and the principal amount of any such accelerated indebtedness aggregates in excess of $25.0 million. The indenture governing the 2015 Notes contains a cross-default provision which becomes applicable if we (a) fail to pay the stated principal amount of any of our indebtedness at its final maturity date, or (b) default under any of our indebtedness and the default results in the acceleration of indebtedness, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $25.0 million or more. Our credit agreement contains a cross-default provision which becomes applicable if we (a) fail to make any payment under any indebtedness for money borrowed by us (other than the obligations under such credit agreement) and such default continues beyond the grace period provided in the instrument or other agreement under which such indebtedness was created or, (b) otherwise default under any such indebtedness, the effect of which default is to cause such indebtedness to be accelerated or to become subject to a mandatory offer to purchase and, in either instance, such default(s) are continuing with respect to indebtedness in an aggregate outstanding principal amount in excess of $25.0 million.

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rate at 6.795% for an aggregate of $480.0 million of our variable rate debt under the term loan B portion of our senior secured credit facility. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, each swap is designated as a cash flow hedge in which the fair value is recorded as an asset or liability and changes in the fair value are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in our consolidated statement of income as part of interest expense.

Covenant Compliance

As of December 31, 2008, we were in compliance with all of our indenture and senior secured credit facility covenants.

Future Commitments and Contractual Obligations

We intend to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and to reduce our indebtedness.

As of December 31, 2008, we had authorization to repurchase an additional 6.1 million shares of our common stock under our existing share repurchase programs. No shares were repurchased during the years ended December 31, 2008 and 2007 as we suspended our share repurchase program in February 2006.

Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet anticipated liquidity needs, including interest and required payments of indebtedness.

Our contractual obligations as of December 31, 2008 are as follows:

	Payments due by Period
(in millions of U.S. dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$1,202.6	$90.9	$12.4	$15.4	$1,083.9
Interest on debt	536.2	79.9	158.4	156.0	141.9
Operating leases	167.7	24.6	68.2	40.5	34.4
Unrecognized tax benefits (1)	0.5	0.5	—	—	—

	$1,907.0	$195.9	$239.0	$211.9	$1,260.2

(1)	Valassis has an additional $8.9 million in gross unrecognized tax benefits for which the amount or period of related future payments cannot be reasonably estimated.

Off-balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $24.7 million for the year ended December 31, 2008, largely representing technology enhancements. Management expects capital spending to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our results of operations or financial position.

In January 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2008:

	Fair Value Measurements (in millions of U.S. dollars)
Description	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards	$(1.5)	$—	$(1.5)	$—
Other Assets - Warrants	—	—	—	—
Interest Rate Swaps	(34.5)	—	(34.5)	—

	$(36.0)	$—	$(36.0)	$—

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS 161 will have on our disclosures in the notes to consolidated financial statements.

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

In May 2008, FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued, which specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the potential impact, if any, on our financial condition, results of operations and liquidity.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years after December 15, 2008, with early adoption prohibited. We have not yet determined the potential impact, if any, on our financial condition, results of operations and liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The U.S. Securities and Exchange Commission (SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of their financial condition and results of operations, and which require them to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, “Significant Accounting Policies,” of our Consolidated Financial Statements included in Item 8. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Goodwill, Intangible Assets and Other Long-lived Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual impairment tests are performed in the fourth quarter of each year.

Intangible assets and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows to be generated by such assets is made. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of 20 years. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts.

Revenue Recognition

Shared Mail – Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. Shared Mail services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the USPS. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. We provide for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of customers’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.

Neighborhood Targeted

The majority of Neighborhood Targeted products are newspaper delivered, and revenues are recognized in the period that the product is distributed. For non-newspaper-delivered products, revenues are recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

ROP revenues are recognized on the date that the advertisement runs in the newspaper. Some customers have contracts whereby we earn a transaction fee and the media costs are pass-through costs to the customer. In such cases, we only recognize the transaction fee as revenue on the date the advertisement runs in the newspaper. Customer contracts can vary, which may lead to material changes in revenues recognized for this segment, while not materially affecting absolute gross margin dollars.

FSI

Revenues from FSIs and custom cooperative FSIs are recognized in the period that the product is distributed in the newspaper or shared mail. In accordance with industry practice, we generally pre-bill FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments is made at the time that the related revenue is recognized.

International, Digital Media & Services

Revenues for coupon clearing do not include the face value of the coupons processed or the retailer service fee. However, customers are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

Revenues for solo direct-mail products are recognized when the product is accepted by the USPS for insertion into the mail stream. In most cases, postage costs are passed through directly to the customer and are not recognized as revenue. Revenues from software products are recognized per installation, and revenues from services are recognized on a percent-complete method.

Stock Compensation – We have granted stock options to our employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. Effective January 1, 2006, we account for all options under SFAS No. 123R, “Share-Based Payment,” and utilize the Black-Scholes valuation model, which requires us to make various estimates in calculating expense as required by SFAS No. 123R. See Note 9 of “Notes to Consolidated Financial Statements” included in Item 8 for additional discussion of significant valuation assumptions.

Customer Contract Incentives – We occasionally provide upfront cash incentives to key customers to secure the value of a long-term contract. The cost of such incentives are capitalized and amortized as a reduction to revenues over the life of the customer contract to match the associated value of the contract.

Accounting for Income Taxes – As part of the process of preparing financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure along with assessing the temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. Changes in tax laws, statutory tax rates, and estimates of our future taxable income levels could result in the realization of deferred tax assets being materially different from amounts provided for in the consolidated financial statements. See Note 6 of “Notes to Consolidated Financial Statements” included in Item 8.

Reserves for taxes are established for taxes that may become payable in future years as a result of audits by tax authorities. These tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as conclusion of tax audits, identification of new issues, changes in federal or state laws or interpretations of the law.

Derivative Financial Instruments – We use derivative financial instruments, including forward foreign exchange and interest rate swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates exposure to these risks with the intent of reducing the risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. Under SFAS 133, all derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives are not designated and do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings.

We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Effective derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2008, 2007 or 2006.

Other Matters – We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.

Interest Rates

Our borrowings under our credit agreement are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively converted an aggregate of $480.0 million, or 78.6%, of our total variable rate debt, to fixed rate debt. As of December 31, 2008, an aggregate principal amount of $130.7 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility was subject to interest rate volatility and the fair value of the interest rate swap contracts was a liability of $34.5 million.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish Zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of coupon clearing in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of cash flow hedges. Accordingly, the effective portion of fair value changes are recorded as a component of other comprehensive loss and any ineffective portion is reflected on the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2008, we had a commitment to purchase $10.7 million in Mexican pesos over the next 13 months.

Item 8.	Financial Statements and Supplementary Data

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

	DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007
Assets

Current assets:
Cash and cash equivalents	$126,556	$125,239
Accounts receivable (less allowance for doubtful accounts of $9,887 at Dec. 31, 2008 and $16,460 at Dec. 31, 2007)	479,749	515,490
Inventories:
Raw materials	29,662	28,678
Work in progress	18,511	14,913
Prepaid expenses and other	31,235	19,379
Deferred income taxes (Note 6)	1,879	—
Refundable income taxes	15,509	6,553

Total current assets	703,101	710,252

Property, plant and equipment, at cost:
Land and buildings	43,832	79,662
Machinery and equipment	215,551	227,141
Office furniture and equipment	199,712	176,425
Automobiles	214	221
Leasehold improvements	25,456	22,934

	484,765	506,383
Less accumulated depreciation and amortization	(250,828)	(201,832)

Net property, plant and equipment	233,937	304,551

Intangible assets (Note 3):
Goodwill	640,939	845,523
Other intangibles, net	251,483	300,406

Net intangible assets	892,422	1,145,929

Investments	2,555	7,159
Other assets	21,166	22,562

Total assets	$1,853,181	$2,190,453

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets, Continued

	DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt (Note 4)	$90,855	$30,900
Accounts payable	337,359	333,749
Accrued interest	16,677	18,157
Accrued compensation and benefits	45,348	51,951
Accrued other expenses	40,830	58,553
Progress billings	44,539	45,616
Deferred income taxes (Note 6)	—	2,470

Total current liabilities	575,608	541,396

Long-term debt (Note 4)	1,111,712	1,279,640

Other non-current liabilities	66,029	29,026
Deferred income taxes (Note 6)	94,418	120,500
Commitments and contingencies (Notes 7 and 8)

Stockholders’ equity (Notes 9 and 10):

Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at Dec. 31, 2008 and Dec. 31, 2007
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 63,533,092 at Dec. 31, 2008 and 63,416,039 at Dec. 31, 2007; outstanding 48,053,975 at Dec. 31, 2008 and 47,935,022 at Dec. 31, 2007	635	634
Additional paid-in capital	58,496	51,482
Retained earnings	484,772	692,263
Accumulated other comprehensive loss (Note 1)	(18,319)	(4,261)
Treasury stock, at cost (15,479,117 shares at Dec. 31, 2008 and 15,481,017 shares at Dec. 31, 2007)	(520,170)	(520,227)

Total stockholders’ equity	5,414	219,891

Total liabilities and stockholders’ equity	$1,853,181	$2,190,453

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars, except per share data)	2008	2007	2006
Revenues	$2,381,907	$2,242,171	$1,043,491

Costs and expenses:
Cost of sales	1,855,894	1,714,181	789,588
Amortization of intangible assets	9,223	7,915	556
Selling, general and administrative	385,826	354,305	151,358
Impairment charge	245,700	—	—

Total costs and expenses	2,496,643	2,076,401	941,502

(Loss) earnings from operations	(114,736)	165,770	101,989

Other expenses and income:
Interest expense	95,579	84,915	24,749
Interest income	(2,913)	(5,333)	(4,766)
Other expense (income), net	5,111	(2,672)	(1,532)

Total other expenses and income	97,777	76,910	18,451

(Loss) earnings before income taxes	(212,513)	88,860	83,538

Income tax (benefit) expense	(5,022)	30,858	32,256

Net (loss) earnings	$(207,491)	$58,002	$51,282

Net (loss) earnings per common share, basic	$(4.32)	$1.21	$1.07

Net (loss) earnings per common share, diluted	$(4.32)	$1.21	$1.07

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income (Loss)
Balances at Dec. 31, 2005	$632	$38,177	$586,927	$(523,600)	$1,389	$103,525
Net earnings			51,282			51,282	$51,282
Other comprehensive income:
Foreign currency translation							3,143
Gain on hedging contracts							31
Accrued interest on auction-rate securities							100

Total comprehensive income							$54,556

Stock repurchase		(1,525)		(2,379)		(3,904)
Exercise of stock options		490		5,752		6,242
Deferred compensation		(370)				(370)
Stock grants	1	1,953				1,954
Stock option expense		5,500				5,500
Other comprehensive income					3,345	3,345

Balances at Dec. 31, 2006	633	44,225	638,209	(520,227)	4,734	167,574
Net earnings			58,002			58,002	$58,002
Other comprehensive income (loss):
Foreign currency translation							1,981
Loss on hedging contracts, net of tax							(10,527)
Accrued interest on auction-rate securities							(240)

Total comprehensive income							$49,216

FIN 48 adjustment			(3,948)			(3,948)
Exercise of stock options
Deferred compensation		(563)				(563)
Stock grants	1	2,303				2,304
Stock option expense		5,517				5,517
Other comprehensive loss					(8,995)	(8,995)

Balances at Dec. 31, 2007	634	51,482	692,263	(520,227)	(4,261)	219,891
Net loss			(207,491)			(207,491)	$(207,491)
Other comprehensive income (loss):
Foreign currency translation							(1,934)
Loss on hedging contracts, net of tax							(12,124)

Total comprehensive loss							$(221,549)

Exercise of stock options		(28)		57		29
Deferred compensation		296				296
Stock grants	1	1,295				1,296
Stock option expense		5,451				5,451
Other comprehensive loss					(14,058)	(14,058)

Balances at Dec. 31, 2008	$635	$58,496	$484,772	$(520,170)	$(18,319)	$5,414

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007	2006
Cash flows from operating activities:

Net (loss) earnings	$(207,491)	$58,002	$51,282
Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	60,145	54,592	14,374

Amortization of intangibles	9,223	7,915	556

Amortization of bond discount	3,240	3,484	215

Provision for losses on accounts receivable	8,602	5,290	1,128

Writedown of impaired assets	245,700	3,063	2,136

Loss (gain) on equity investments	2,172	(2,040)	(407)

Stock-based compensation expense	7,043	7,258	7,083

Loss on sale of property, plant and equipment	3,326	246	—

Deferred income taxes	(25,304)	3,648	1,569

Changes in assets and liabilities which increase (decrease) cash flow:

Accounts receivable	25,045	3,411	(66,344)

Inventories	(4,582)	(11,613)	(599)

Prepaid expenses and other	(11,856)	9,013	(4,174)

Other assets	5,735	25,946	(7,067)

Other liabilities	(1,630)	(17,993)	105

Accounts payable	2,365	29,023	53,138

Accrued interest and expenses	(15,275)	(8,702)	(5,053)

Income taxes	(9,124)	249	(3,080)

Progress billings	(1,077)	(13,960)	4,944

Total adjustments	303,748	98,830	(1,476)

Cash flows provided by operating activities	$96,257	$156,832	$49,806

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows, Continued

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007	2006
Cash flows from investing activities:

Additions to property, plant and equipment	$(24,659)	$(30,545)	$(16,256)
Proceeds from sales of property, plant and equipment	33,123
Proceeds from sale of French business	3,605	—	—
Purchases of auction rate securities	—	(156,335)	(629,091)
Proceeds from sales of auction rate securities	—	258,869	598,589
Acquisition of ADVO, net of cash acquired	—	(1,187,874)	—
Investments and advances to affiliated companies	—	(1,000)	(4,000)
Other	—	(604)	202

Net cash provided by (used in) investing activities	12,069	(1,117,489)	(50,556)

Cash flows from financing activities:

Borrowings of long-term debt	160,000	1,130,000	—
Payment of debt issue costs	—	(19,212)	—
Repayment of long-term debt	(268,008)	(79,425)	(14,440)
Proceeds from issuance of common stock	29	—	5,752
Purchase of treasury shares	—	—	(3,913)

Net cash (used in) provided by financing activities	(107,979)	1,031,363	(12,601)

Effect of exchange rate changes on cash	970	1,914	1,650

Net increase (decrease) in cash and cash equivalents	1,317	72,620	(11,701)

Cash and cash equivalents at beginning of the year	125,239	52,619	64,320

Cash and cash equivalents at end of the year	$126,556	$125,239	$52,619

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$103,401	$65,528	$24,749 *
Cash paid during the year for income taxes	$36,234	$24,444	$36,536
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$1,296	$2,304	$1,954
Acquisition of capital assets in accounts payable	—	$7,757	—

*	Includes cash paid during the year for swap and swaption contracts of $13,751 related to the ADVO transaction.

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

Investments in joint ventures which are not “majority owned” or controlled are accounted for under the equity method. Our portion of the earnings or losses in the joint ventures is recorded on the “Consolidated Statements of Income.”

REVENUE RECOGNITION

•	Revenues for newspaper-delivered promotions are recognized in the period the product is distributed in the newspaper.

•

In accordance with industry practice, we generally pre-bill FSI customers in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period.

•	Products and services not distributed via newspapers are recognized in revenue when the product is shipped, accepted by the USPS or the service is performed.

•

Revenues generated by NCH for processing coupons for payment do not include the face value of the coupon or the retailer handling fee. Once the coupon processing is complete, the NCH processing fee revenue is recognized.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

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

GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual impairment tests are performed in the fourth quarter of each year.

Intangible assets and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows to be generated by such assets is made. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. Fully amortized intangible assets are removed from the cost and accumulated amortization accounts.

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

DERIVATIVES AND HEDGING TRANSACTIONS

Valassis accounts for all derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements require all derivative instruments to be recorded in the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of changes in the fair value of effective derivative instruments and foreign currency translation as set forth in the table below.

	DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007
Derivative instruments, net of tax	$(22,496)	$(10,372)
Foreign currency translation	4,177	6,111

Total accumulated other comprehensive loss	$(18,319)	$(4,261)

ACCUMULATED FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported in accumulated other comprehensive loss in stockholders’ equity.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our results of operations or financial position.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

In January 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2008:

	Fair Value Measurements (in millions of U.S. dollars)
Description	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Forwards	$(1.5)	$—	$(1.5)	$—
Other Assets – Warrants	—	—	—	—
Interest Rate Swaps	(34.5)	—	(34.5)	—

	$(36.0)	$—	$(36.0)	$—

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS 161 will have on our disclosures in the notes to the consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

In May 2008, FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued, which specifies that issuers of such instruments should separately account for the liability and equity components of convertible instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have not yet determined the potential impact, if any, on our financial condition, results of operations and liquidity.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years after December 15, 2008, with early adoption prohibited. We have not yet determined the potential impact, if any, on our financial condition, results of operations and liquidity.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject Valassis to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographies. One customer, Procter & Gamble, accounted for slightly more than 10% of Valassis’ consolidated revenues during the year ended December 31, 2006 and no single customer accounted for more than 10% of Valassis’ consolidated revenues during the years ended December 31, 2008 and 2007. Generally, we do not require collateral or other security to support customer receivables.

Our debt is also a financial instrument with the estimated fair market value of the debt at $705.3 million below carrying value as of December 31, 2008 and $94.2 million below carrying value at December 31, 2007. See Note 4 for additional fair value disclosure. The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term nature of these items.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The acquisition was accounted for as a purchase in accordance with SFAS 141, “Business Combinations.” The total purchase price reflects transaction costs and is net of cash acquired. The acquisition purchase price was allocated to assets acquired, including identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of the acquisition is not deductible for tax purposes. The allocation of total purchase price is shown below and reflects a $3.1 million purchase accounting adjustment to goodwill for changes in deferred taxes and contract commitments which took place in 2008.

(in thousands of U.S. dollars)	March 2, 2007
Current assets, net of cash	$222,629
Property, plant and equipment	214,695
Goodwill	721,384
Intangible assets	296,000
Other non-current assets	20,036

Total assets acquired	$1,474,744

Current liabilities	$122,106
Non-current liabilities	164,764

Total liabilities assumed	$286,870

Total purchase price, net of cash acquired	$1,187,874

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(3) GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, goodwill is not amortized, but instead goodwill and other intangible assets are required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year at year end, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level, as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Our operating segments are reporting units that engage in business activities for which discrete financial information is available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using primarily discounted cash flow analyses, as well as market-based data such as prevailing multiples of EBITDA and revenue for companies with similar operations. The analysis of discounted cash flows requires the use of various economic, market and business assumptions in developing our internal forecasts, the useful life over which cash flows will occur, and determination of weighted average cost of capital. These assumptions reflect our best estimates at the time we perform the annual impairment test. However, our assumptions and estimates may differ significantly from actual results.

We performed annual impairment tests as of December 31, 2008, 2007 and 2006. Our 2008 annual impairment test resulted in a pre-tax, non-cash charge of $245.7 million to reflect impairment of goodwill and intangible assets in the Shared Mail and International, Digital Media & Services segments. The impairment for these reporting units was due to a decrease in the market value of our business and a decrease in the fair value of forecasted cash flows, reflecting the continued deterioration of macroeconomic conditions, which accelerated and became apparent during the fourth quarter of 2008. As of December 31, 2007 and 2006, we concluded no impairment of goodwill had occurred and no events had occurred during the respective years that would indicate an impairment of such assets had taken place.

The roll forward of the goodwill balance by segment for the years ended December 31, 2008 and 2007 is as follows (in thousands):

in thousands of U.S. dollars	Shared Mail	Neighborhood Targeted	Free Standing Inserts	International Digital, Media & Services	TOTAL
December 31, 2006	$—	$5,325	$18,257	$97,506	$121,088
Goodwill acquired	724,435				724,435

December 31, 2007	724,435	5,325	18,257	97,506	845,523
Purchase accounting adjustment	(3,051)				(3,051)
Goodwill acquired				4,467	4,467
Goodwill impairment	(187,200)			(18,800)	(206,000)

December 31, 2008	$534,184	$5,325	$18,257	$83,173	$640,939

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The components of intangible assets were as follows:

	December 31, 2008				December 31, 2007
	Gross Amount		Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Amortizing intangible assets
Mailing lists, non compete agreements and other	40,455		(3,459)	36,996	43,455	(4,436)	39,019
Customer relationships	140,000		(13,154)	126,846	140,000	(5,954)	134,046
Non-amortizing intangible assets				—			—
Valassis name, Tradenames, trademarks, and other	87,641	(1)		87,641	127,341		127,341

	$268,096		(16,613)	$251,483	$310,796	(10,390)	$300,406

(1)	Includes the effect of an impairment charge of $39.7 million related to tradenames and trademarks.

The associated amortization for the amortizable intangible assets was approximately $9.2 million, $7.9 million and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. Amortization related to these intangible assets is expected to be approximately $9.0 million in 2009, 2010, 2011, 2012, and 2013 and $118.7 million thereafter. The weighted average remaining useful life of amortizable intangible assets at December 31, 2008 is 18.2 years.

(4) LONG-TERM DEBT

Long-term debt is summarized as follows:

	DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007
Senior Secured Revolving Credit Facility	$—	$—
6 5/8% Senior Secured Notes due 2009, net of discount	51,784	99,965
Senior Secured Convertible Notes due 2033, net of discount	56	160,000
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	458,654	510,575
Senior Secured Delayed Draw Term Loan	152,073	—

	$1,202,567	$1,310,540
Less current portion	90,855	30,900

Total long-term debt	$1,111,712	$1,279,640

CREDIT FACILITY AND OTHER DEBT

Current and Long-term Debt

As of December 31, 2008, we had outstanding $1.2 billion in aggregate indebtedness, which consisted of $51.8 million of the 2009 Secured Notes, $0.1 million of the 2033 Secured Notes, $540.0 million of the unsecured 2015 Notes and $458.6 million and $152.1 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility. As of December 31, 2008, we had total outstanding letters of credit of approximately $10.5 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Our Senior Secured Credit Facility

General

On March 2, 2007, in connection with our acquisition of ADVO, we entered into a senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC, or the Credit Agreement. Our senior secured credit facility originally consisted of the following:

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

•

a seven-year amortizing delayed draw term loan in an aggregate principal amount equal to $160.0 million, with principal repayable in quarterly installments at a rate of 1.0% per year during the first six years of the delayed draw term loan, with the remaining balance thereafter to be repaid in full on the maturity date of the term loan B (the “delayed draw term loan”); and

•

an incremental facility pursuant to which, prior to the maturity of the senior secured credit facility, we may incur additional indebtedness under our senior secured credit facility in an additional amount up to $150.0 million under either the revolving line of credit or the term loan B or a combination thereof (the “incremental facility”). The obligations under the incremental facility will constitute secured obligations under our senior secured credit facility.

On January 22, 2009, we entered into the First Amendment, or the Amendment, to our Credit Agreement. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the credit facility at prices below par through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the Credit Agreement from $120 million to $100 million in exchange for the ability to keep $20 million of revolving credit loans outstanding during any modified Dutch auction. Under the Amendment we are permitted to exclude from the definition of “Consolidated Interest Expense” swap termination and cancellation costs incurred in connection with any purchase, repurchase, payment or prepayment of any loans under the Credit Agreement, including pursuant to a modified Dutch auction. The Amendment also makes certain technical and conforming changes to the terms of the Credit Agreement. Subsequent to December 31, 2008, we have repurchased approximately an aggregate principal amount of $32.8 million of our outstanding term loans under our credit facility at a discount resulting in a gain of $7.4 million, which will be recognized in the first quarter of 2009. The tax effect of this gain will be deferred for five years and then recognized at 20% for each of the next five years. Other effects of the Amendment are fully described below as they relate to specific portions of our credit facility.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2008, we had $458.6 million and $152.1 million outstanding under the term loan B and delayed draw portions, respectively, and $89.5 million available under the revolving line of credit portion (after giving effect to the reduction in the amount under our revolving line of credit and outstanding letters of credit) of our senior secured credit facility.

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

Guarantees and Security

Our senior secured credit facility is guaranteed by substantially all of our existing and future domestic restricted subsidiaries pursuant to a Guarantee, Security and Collateral Agency Agreement (the “Security Agreement”), as amended. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our subsidiary guarantors and 65% of the capital stock of our existing and future restricted foreign subsidiaries.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25: 1.00 to 3.50: 1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60: 1.00 to 2.00: 1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the Amendment permits us to exclude from the definition of “consolidated interest expense” net costs in connection with the termination of hedge agreements relating to any purchase, repurchase, payments or repayment of any loans under the credit agreement.

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

Events of Default

Our senior secured credit facility contains customary events of default, including upon a change of control. If such an event of default occurs, the lenders under our senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our senior secured credit facility. At December 31, 2008, we were in compliance with all covenants.

6 5/8% Senior Secured Notes due 2009

In January 1999, we issued $100.0 million aggregate principal amount of our 2009 Senior Notes in a private placement transaction. We paid interest on the 2009 Secured Notes on January 15 and July 15 of each year until maturity of the notes. The Security Agreement secured our 6  5/8% Senior Notes due 2009 (the “2009 Secured Notes”) on an equal and ratable basis with the indebtedness under our senior secured credit facility to the extent required by the indenture governing the 2009 Secured Notes.

On January 15, 2009, we satisfied and discharged the 2009 Secured Notes indenture in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee). This debt is classified as current debt on the balance sheet as of December 31, 2008.

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. As of December 31, 2008, an aggregate principal amount of $85,000 (or approximately $56,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539.9 million original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes remains outstanding. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

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

Additional Provisions

The indenture governing the 2033 Secured Notes contains a cross-default provision which becomes applicable if we default under any mortgage, indenture or instrument evidencing indebtedness for money borrowed by us and the default results in the acceleration of such indebtedness prior to its express maturity, and the principal amount of any such accelerated indebtedness aggregates in excess of $25.0 million. The indenture governing the 2015 Notes contains a cross-default provision which becomes applicable if we (a) fail to pay the stated principal amount of any of our indebtedness at its final maturity date, or (b) default under any of our indebtedness and the default results in the acceleration of indebtedness, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $25.0 million or more. Our credit agreement contains a cross-default provision which becomes applicable if we (a) fail to make any payment under any indebtedness for money borrowed by us (other than the obligations under such credit agreement) and such default continues beyond the grace period provided in the instrument or other agreement under which such indebtedness was created or, (b) otherwise default under any such indebtedness, the effect of which default is to cause such indebtedness to be accelerated or to become subject to a mandatory offer to purchase and, in either instance, such default(s) are continuing with respect to indebtedness in an aggregate outstanding principal amount in excess of $25.0 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

On April 4, 2007 and June 29, 2007, we entered into forward dated interest rate swap agreements with notional principal amounts of $300.0 million and $180.0 million, respectively. The swap agreements expire in December 2010 and effectively fix the interest rate at 6.795% for an aggregate of $480.0 million of our variable rate debt under the term loan B portion of our senior secured credit facility. Under SFAS No. 133, each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and changes in the fair value are recorded as a component of other comprehensive income while any ineffective portion will be recorded in earnings and reflected in our consolidated statement of income as part of interest expense.

The estimated fair market value of our debt was $705.3 million and $94.2 million below carrying value as of December 31, 2008 and December 31, 2007, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors. The fair market value of convertible debt was estimated using theoretical value as determined through the binomial model. The indentures covering the public debt contain certain restrictive covenants that prescribe limits on our ability to, among other things, enter into sale and leaseback transactions, incur liens, make certain stock redemptions and stock repurchases, and enter into mergers, consolidations or convey or transfer substantially all of our property.

Covenant Compliance

As of December 31, 2008, we were in compliance with all of our indenture and senior secured credit facility covenants.

(5) PROFIT SHARING AND BONUS PLANS

Valassis has discretionary profit sharing and bonus plans covering substantially all domestic salaried and hourly employees. Upon acquiring ADVO, Valassis assumed ADVO’s qualified defined contribution plans. These plans featured both employee and employer matching contributions. Effective January 1, 2008, the ADVO plans were merged into the Valassis Employees’ Retirement Savings Plan and legacy ADVO associates became eligible to participate in the combined plan.

Expenses under the aforementioned plans were as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007	2006
Profit sharing plan	$10,035	$9,497	$2,801

Bonus plans for salaried, sales and hourly personnel	12,762	21,559	9,054

Bonus plan for executives	1,229	1,817	782

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(6) INCOME TAXES

The components of earnings before income taxes for our domestic and foreign operations are as follow:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007	2006
Pre-tax (loss) income:
United States	$(208,491)	$93,669	$84,541
Foreign	(4,022)	(4,809)	(1,003)

	$(212,513)	$88,860	$83,538

Income taxes have been charged to earnings as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007	2006
Current:
Federal	$15,855	$16,495	$28,619
Foreign	510	640	1,030
State	6,494	2,639	1,091

Total current taxes	$22,859	$19,774	$30,740

Deferred:
Federal	$(26,827)	$12,062	$3,763
Foreign	(802)	(2,303)	(2,305)
State	(252)	1,325	58

Total deferred taxes	$(27,881)	$11,084	$1,516

Income tax (benefit) expense	$(5,022)	$30,858	$32,256

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $2.2 million and $15.1 million at December 31, 2008 and December 31, 2007, respectively. As such, we have not provided U.S. income taxes on these reinvested earnings.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007	2006
Expected income tax (benefit) expense at statutory rate	$(74,380)	$31,101	$29,238

Increase (decrease) in taxes resulting from:

Goodwill impairment	65,055	—	—

ADVO acquisition expenses	96	(1,155)	5,652

Domestic production activities	(1,548)	(1,472)	(735)

Valuation allowance	500	578	(247)

State and local income taxes, net of federal benefit	4,057	2,577	746

Tax credits	(168)	(847)	(859)

Tax exempt interest income	(371)	(804)	(1,533)

Other items, net	1,737	880	(6)

Income tax (benefit) expense	$(5,022)	$30,858	$32,256

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and liabilities are as follows:

	DECEMBER 31,
(in thousands of U.S. dollars)	2008	2007
Long-term deferred income tax (liabilities) assets:

Intangibles	$(94,218)	$(110,056)
Depreciation on plant and equipment	(48,975)	(49,216)
Deferred compensation	8,814	7,267
Operating loss and credit carryforward	10,395	10,144
Stock compensation	815	907
Partnership losses	2,600	3,436
Investment impairments	6,099	3,359
Foreign	211	638
Acquisition costs	14,063	14,093
Interest rate swaps	12,929	6,032
Accrued expense	—	946
Allowance for uncollectible accounts	1,120	627
Prepaid assets	296	380
Other reserves	10,477	7,108

Long-term deferred income tax liabilities	(75,374)	(104,335)

Valuation allowance	(19,044)	(16,165)

Net long-term deferred income tax liabilities	$(94,418)	$(120,500)

Current deferred income tax assets (liabilities):

Inventory	$623	$640
Accrued expense	3,975	8,102
Allowance for uncollectible accounts	7,960	9,598
Other reserves	579	302
Prepaid expense	(7,687)	(2,426)
Convertible notes	—	(15,286)
Intangibles	(3,571)	(3,547)
Consulting agreement	—	147

Total current deferred income tax assets (liabilities)	$1,879	$(2,470)

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Our net deferred tax (liabilities) assets are summarized as follows (in thousands):

	DECEMBER 31,
	2008	2007
Total deferred tax assets	$98,183	$83,461
Total deferred tax liabilities	(190,722)	(206,431)

Net deferred income tax liabilities	$(92,539)	$(122,970)

For financial statement purposes, the tax benefits of net operating loss and credit carry forwards are recognized as a deferred tax asset, subject to appropriate valuation allowances when we determine that the likelihood of recovering the deferred tax asset falls below the “more likely than not” threshold. We evaluate our net operating loss and credit carryforwards on an ongoing basis. With respect to our tax carryforwards as of December 31, 2008, our deferred tax assets are shown below:

(in thousands of U.S. dollars)	Value	Carryforward Period	Expiration
Alternative minimum tax credit	$39	Indefinite	—
Foreign net operating losses	5,513	Indefinite	—
Foreign net operating losses	806	15 years	2023
Foreign net operating losses	370	5 years	2013
State net operating losses	126	20 years	2028
State net operating losses	367	15 years	2023
State net operating losses	359	5 years	2013
State tax credits	57	Indefinite	—
State tax credits	2,738	15 years	2019
State tax credits	222	5 years	2013

As of December 31, 2008, a valuation allowance of $4.1 million relates to net operating loss carry forwards associated with foreign operating losses. A valuation allowance of $13.3 million exists for ADVO’s capitalized costs associated with its acquisition by Valassis. A valuation allowance of $1.5 is associated with state credits and $0.1 million is associated with state net operating losses.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition and measurement standards for the disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, the company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit.

Upon adoption of FIN 48 as of January 1, 2007, we recorded a decrease to retained earnings of $3.9 million as a cumulative effect of a change in accounting principle with a corresponding increase to the liability for uncertain tax positions. At January 1, 2007, we had $6.6 million of total gross unrecognized tax benefits, which would provide a favorable impact of $4.4 million to the effective income tax rate in future periods if recognized. At December 31, 2008, the amount of gross unrecognized tax benefits was $7.7 million, of which $5.5 million would favorably affect the effective income tax rate in future periods if recognized.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances for the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
(in thousands of U.S. dollars)	2008	2007
Gross unrecognized tax benefits	$9,125	$6,581
Gross increases for ADVO benefits as of March 2, 2007	—	7,043
Gross increases in tax positions for prior years	824	—
Gross decreases in tax positions for prior years	(195)	—
Gross increases in tax position for current year	65	617
Settlements	—	(2,544)
Lapse of statute of limitations	(2,106)	(2,572)

Gross unrecognized tax benefits	$7,713	$9,125

We file tax returns in various federal, state, and local jurisdictions. In many cases, our liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction.

JURISDICTION	VCI	ADVO
United States	2005 – 2008	09/05 - 2008
California	2003 – 2008	09/04 - 2008
Connecticut	2000 – 2008	09/05 - 2008
Illinois	2004 – 2008	09/05 - 2008
Kansas	2003 – 2008	09/05 - 2008
Massachusetts	2005 – 2008	09/05 - 2008
North Carolina	2003 – 2008	09/05 - 2008
Pennsylvania	2004 – 2008	09/04 - 2008
Texas	2004 – 2008	09/04 - 2008

As of December 31, 2008, we anticipate events may occur over the next twelve months that could have a significant effect on the liabilities for unrecognized tax benefits. These anticipated events include the settlement or payment of ongoing state audits. These events could result in a decrease in our liability for unrecognized tax benefits of $0.2 million to $1.5 million. Other events may occur over the next twelve months that could impact our unrecognized tax benefits; however, it is not possible to reasonably estimate the expected change for these events.

Our policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items below the line as part of income tax expense. This accounting policy does not represent a change in policy from prior periods. We accrued $0.9 million in gross interest for the twelve month period ended December 31, 2008. We had recorded $1.3 million in gross interest and $0.3 million in penalties as of December 31, 2007 and $1.4 million in gross interest and $0.2 million in penalties as of December 31, 2008.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(7) COMMITMENTS

Total operating lease rentals, for various office space, charged to expense were $31.3 million, $26.9 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Entire minimum rental payments required under noncancelable operating leases as of December 31, 2008 are as follows:

YEAR ENDING DECEMBER 31,	(in thousands of U.S. dollars)
2009	$24,619
2010	24,023
2011	23,502
2012	20,657
2013	17,430
Thereafter	57,454

$167,685

On June 19, 2008, we completed a sale and leaseback transaction with an independent third party involving our three properties located in Windsor, Connecticut. Simultaneously with the closing of the sale of the properties, we entered into long-term agreements to lease two of the properties back from the purchaser for a period of 15 years. The terms of the leases provide for annual rent cost escalations. The rental payments will be expensed in an annual amount of $2.4 million in the aggregate on a straight-line basis over the lives of the leases. The future minimum rental payments for the two properties that were leased are included in the schedule above.

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

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, are as follows:

(in thousands of U.S. dollars)
YEAR ENDED	BASE SALARY	MAXIMUM CASH BONUS
Dec. 31, 2009	$2,182	$3,182
Dec. 31, 2010	1,515	2,515
Dec. 31, 2011	1,515	2,515
Dec. 31, 2012	1,515	515
Dec. 31, 2013	1,515	—
Thereafter	3,515	—

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain earnings and/or sales and cost targets. We also provide stock options and restricted stock grants to certain executives (See Note 9).

Upon acquiring ADVO, we assumed its three agreements with International Business Machines (“IBM”) to provide systems application, development and maintenance, a customer support center and client server management services. The agreements extend through December 31, 2012 and allow for cancellation. The client server management agreement was terminated during 2008. The customer support center agreement can be terminated beginning January 1, 2007, subject to certain termination charges ranging from $1.1 million to $0.3 million depending on the year in which the cancellation becomes effective. The third agreement can be terminated beginning on January 1, 2009 subject to termination charges ranging from $0 to $30.5 million, depending on our spending with IBM over the contract period. These termination charges are not included in the minimum rental payment table above since we currently have no intention of terminating the two remaining agreements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(8) CONTINGENCIES

Upon its completion of the acquisition of ADVO, the Company assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. The cases have been consolidated under a single action titled Robert Kelleher et al. v. ADVO, Inc., et al. , Civil Case No. 3:06CV01422(AVC) and a consolidated amended complaint was filed on June 8, 2007. The complaint generally alleges ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which has since been denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. Defendants filed an opposition to the motion and the matter is pending before the court. Discovery on the merits of the action is ongoing. Defendants intend to vigorously contest the litigation.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions sales tax. We have received a liability of $8.1 million, reflecting our best estimate of our potential sales tax liability.

(9) STOCK COMPENSATION PLANS

The 2008 Omnibus Incentive Compensation Plan was approved by our shareholders on April 24, 2008 as a successor to the 2002 Long-Term Incentive Plan, as amended, Broad-based Incentive Plan, as amended, 2005 Executive Restricted Stock Plan and 2005 Employee and Director Restricted Stock Award Plan described below. In addition, shares available under the ADVO, Inc. 2006 Incentive Compensation Plan were transferred to this new plan. No additional awards may be granted under these prior plans commencing with the approval of the new plan. The 2008 Omnibus Incentive Compensation Plan authorizes 7.3 million shares to be issued by way of stock options, stock appreciation rights, restricted stock, restricted stock units or other equity-based awards. Stock options must be awarded at exercise prices at least equal to the fair market value of the shares at date of grant and expire not later than 10 years from date of grant.

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

Valassis’ Broad-Based Incentive Plan authorized option grants for the issuance of a maximum of 2,165,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than 10 years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

Valassis’ 2002 Long-Term Incentive Plan authorized option grants for the issuance of 3,500,000 shares of common stock with exercise prices at least equal to the fair market value of the shares at date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than ten years from date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from date of grant.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The 2005 Employee and Director Restricted Stock Award Plan replaced the then existing plan which expired on May 20, 2006. A total of 150,000 shares of restricted stock had been reserved for this plan. 36,300, 79,864 and 23,250 shares under this plan were granted to employees during the years ended December 31, 2008, 2007 and 2006, respectively. The average fair value of these restricted stock grants was $11.67, $14.50 and $29.07, respectively. Pre-tax expense related to these grants was $0.2 million, $0.7 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The prior Employee and Director Restricted Stock Award Plan authorized the grant of restricted stock to executives and to non-employee directors. A total of 300,000 shares of restricted stock were reserved for this plan. Pre-tax compensation expense related to this plan for the years ended December 31, 2007 and 2006 was approximately $0.4 million and $0.2 million, respectively.

The 2005 Executive Restricted Stock Plan replaced the Executive Restricted Stock Plan, which provided for the grant of restricted stock, with a minimum of one-year vesting, to certain executives. The maximum number of restricted shares that were authorized under this plan was 150,000 shares, provided that not more than 60% of such shares are awarded to any one participant. 44,000, 22,500 and 39,000 shares of restricted stock were granted under this plan in 2008, 2007 and 2006 with a fair value at the date of grant of $11.67, $14.50 and $29.07, respectively. Pre-tax compensation expense related to the plan for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.3 million and $0.4 million, respectively.

The former Executive Restricted Stock Plan provided for the grant of restricted stock, with a minimum one-year vesting, to certain executives. The maximum number of restricted shares that had been allowed under this plan was 375,000, provided that not more than 60% of such shares were awarded to any one participant. Pre-tax compensation expense related to the plan for years ended December 31, 2007 and 2006 was approximately $0.1 million and $0.2 million, respectively.

Upon acquiring ADVO, Valassis assumed the ADVO, Inc. 2006 Incentive Compensation Plan, as amended (“2006 Plan”), which had been approved by the stockholders of ADVO. No awards were granted under the 2006 Plan to any individual who was not an employee of ADVO at the date of the ADVO acquisition. Awards under the 2006 Plan may consist of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as deemed appropriate. Subject to termination of employment and except as otherwise provided in the 2006 Plan, the terms of the options may not exceed ten years, are not transferable other than on death, and fully vest over terms up to five years from date of grant. The option price shall not be less than the fair market value of the common stock on the date of grant.

At December 31, 2008, there were outstanding options among 1,268 participants for the purchase of 8,401,134 shares and there were 6,221,180 shares available for grant under the 2008 Omnibus Incentive Compensation Plan.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following options to purchase our common shares were outstanding under our applicable plans on December 31, 2008.

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of Dec. 31, 2008	Weighted - Average Contractual Life	Weighted- Average Exercise Price	Exercisable as of Dec. 31, 2008	Weighted- Average Exercise Price
$5.01 - $15.00	2,918,775	7.6	$11.60	275,471	$11.53
$15.01 - $25.00	825,609	6.3	$17.32	176,529	$20.70
$25.01 - $35.00	3,338,891	4.0	$29.28	2,962,655	$29.28
$35.01 - $45.50	1,317,859	2.7	$36.39	1,317,859	$36.39

	8,401,134	5.3	$23.07	4,732,514	$29.90

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

A summary of Valassis’ stock option activity for the years ended December 31, 2008, 2007 and 2006, is as follows:

	YEAR ENDED DECEMBER 31, 2008		YEAR ENDED DECEMBER 31, 2007
	Shares	Weighted Average per Share Exercise Price	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	7,109,503	$27.49	6,435,036	$30.90
Granted	2,414,857	$12.67	1,310,800	$12.11
Exercised	(1,900)	$14.50	—
Forfeited/Expired	(1,121,326)	$28.83	(636,333)	$30.34

Outstanding at end of year	8,401,134	$23.07	7,109,503	$27.49

Options exercisable at year end	4,732,514	$29.90	5,102,048	$31.09

	YEAR ENDED DECEMBER 31, 2006
	Shares	Weighted Average per Share Exercise Price
Outstanding at beginning of year	6,448,022	$31.00
Granted	768,500	$28.04
Exercised	(246,451)	$23.60
Forfeited/Expired	(535,035)	$31.89

Outstanding at end of year	6,435,036	$30.90

Options exercisable at year end	5,112,746	$31.70

The intrinsic value of options exercised (the amount by which the market price of the Company’s stock on the date of exercise exceeded the exercise price) was negligible for the year ended December 31, 2008 and $1.4 million for the year ended December 31, 2006. There were no options exercised in the year ended December 31, 2007. Based on the market price of the Company’s stock at December 31, 2008 of $1.32, there is no intrinsic value of options outstanding or exercisable at December 31, 2008.

Stock option expense totaled $5.5 million for each of the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, there was a total of $12.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.4 years.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The weighted average fair value per option at date of grant during 2008, 2007 and 2006 was $4.80, $4.72 and $10.65, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2008	2007	2006
Expected option life	5.5 years	6 years	6 years
Expected annual voltility	35.6%	29%	29%
Risk-free interest rate	3.0%	4.5%	4.8%
Dividend yield	0%	0%	0%

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

In addition, as of December 31, 2008, we had authorization to repurchase an additional 6.1 million shares of our common stock under our existing share repurchase programs. We suspended our repurchase program in February 2006 and did not repurchase any shares during the year ended December 31, 2008 and 2007 and repurchased 0.1 million shares during the year ended December 31, 2006.

(11) FOREIGN CURRENCY AND DERIVATIVE INSTRUMENTS

We use derivative financial instruments, including forward foreign exchange and swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates our exposure to these risks with the intent of reducing the risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. Under SFAS 133, all derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives are not designated as and do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings.

We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Effective derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material impact on operations for 2008, 2007 or 2006.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Interest Rates

In fiscal year 2007, we entered into two interest rate swap agreements to fix the interest rate of our variable rate debt under the term loan B and delayed draw portions of our senior secured credit facility. Under SFAS No. 133, each swap is recorded as a cash flow hedge in which the fair value is recorded as an asset or liability and the changes in the fair value are recorded as a component of other comprehensive income. As of December 31, 2008, the fair value of these interest rate swaps was a liability of $34.5 million. The following table presents the notional amount of interest rate swaps by class:

(in thousands)
Financial Instrument	Hedge Type	Notional Amount	Start Date	Maturity Date
Floating to fixed	Cash Flow	$300,000	4/04/2007	12/31/2010
Floating to fixed	Cash Flow	$180,000	6/29/2007	12/31/2010

Foreign Currency

The functional currencies for our foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis, the impact for 2008 was a decrease of $1.9 million.

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish Zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso under three to 12-month forward foreign exchange contracts to stabilize the cost of coupon clearing in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of cash flow hedges. Accordingly, the effective portion of fair value changes are recorded as a component of other comprehensive loss and any ineffective portion is reflected on the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2008, the fair value of these contracts was recorded as a liability of $1.5 million, and we had a commitment to purchase $10.7 million in Mexican pesos over the next thirteen months.

(12) SEGMENT REPORTING

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

No single client accounted for more than 10% of our consolidated revenues during the year ended December 31, 2008 and 2007. One client, Procter & Gamble, accounted for slightly more than 10% of our consolidated revenues for the year ended December 31, 2006.

(in millions of U.S. dollars)	YEAR ENDED DECEMBER 31,
	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services		Total
2008
Revenues from external customers	$1,370.8	$469.2	$370.2	$171.7		$2,381.9
Intersegment revenues	14.1	22.0	39.3	0.4		75.8
Depreciation/amortization	51.7	2.4	12.9	2.4		69.4
Segment profit	$89.8	$38.8	$1.8	$0.6		$131.0

2007
Revenues from external customers	$1,185.8	$480.5	$401.2	$174.7		$2,242.2
Intersegment revenues	2.0	12.4	11.5	0.6		26.5
Depreciation/amortization	48.4	2.0	9.5	2.6		62.5
Segment profit	$82.7	$61.3	$20.2	$3.6	(2)	$167.8

2006
Revenues from external customers	—	$432.0	$441.2	$170.3		$1,043.5
Depreciation/amortization	—	2.0	8.9	4.0		14.9
Segment profit	—	$43.5	$65.9	$8.7	(1)	$118.1

(1)	Includes $3.6 million in costs related to the close-down of the French agency business and eSettlement business unit of NCH.
(2)	Includes $8.4 million in non-recurring costs related to restructuring in Europe.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Reconciliations to consolidated financial statement totals are as follows:

	YEAR ENDED DECEMBER 31,
(in millions of U.S. dollars)	2008	2007	2006
Profit for reportable segments	$131.0	$167.8	$118.1
Unallocated amounts:
Impairment charge	(245.7)	—	—
Legal and professional costs related to the ADVO transaction and related litigation	—	(2.0)	(16.1)
Interest expense	(95.6)	(84.9)	(24.7)
Interest income	2.9	5.3	4.7
Other (expense) income, net	(5.1)	2.7	1.5

(Loss) earnings before income taxes	$(212.5)	$88.9	$83.5

Domestic and foreign revenues were as follows:

	YEAR ENDED DECEMBER 31,
(in millions of U.S. dollars)	2008	2007	2006
United States	$2,310.9	$2,169.3	$982.5
Foreign	71.0	72.9	61.0

	$2,381.9	$2,242.2	$1,043.5

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	DECEMBER 31,
(in millions of U.S. dollars)	2008	2007
United States	$223.8	$285.7
Foreign	10.1	18.9

	$233.9	$304.6

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(13) EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share (“EPS”) data was computed as follows:

	YEAR ENDED DECEMBER 31,
(in thousands of U.S. dollars, except per share data)	2008	2007	2006
Net (loss) earnings	$(207,491)	$58,002	$51,282

Basic EPS:
Weighted average common shares outstanding	47,977	47,721	47,757

Net (loss) earnings per common share, basic	$(4.32)	$1.21	$1.07

Diluted EPS:
Weighted average common shares outstanding	47,977	47,721	47,757
Shares issued on assumed exercise of dilutive options	—	164	239
Shares purchased with assumed proceeds of options and unearned restricted shares	—	(43)	(250)
Shares contingently issuable	—	43	34

Shares applicable to diluted earnings	47,977	47,885	47,780

Net (loss) earnings per common share, diluted	$(4.32)	$1.21	$1.07

Unexercised employee stock options to purchase 8.4 million shares, 6.8 million shares, and 6.4 million shares of Valassis’ common stock as of December 31, 2008, 2007 and 2006, respectively, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the respective periods.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and December 31, 2007.

	THREE MONTHS ENDED
(in millions of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2008

Revenues	$597.1	$594.9	$563.7	$626.2
Cost of sales	455.4	461.0	453.0	486.5
Gross profit	141.7	133.9	110.7	139.7
Net earnings (loss)	12.4	7.3	(5.2)	(222.0)
Net earnings (loss) per common share, diluted	0.26	0.15	(0.11)	(4.63)

	THREE MONTHS ENDED
(in millions of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2007 (1)

Revenues	$361.3	$612.1	$607.2	$661.5
Cost of sales	279.0	472.8	459.6	502.8
Gross profit	82.3	139.3	147.6	158.7
Net earnings	11.2	9.8	16.4	20.6
Net earnings per common share, diluted	0.23	0.20	0.34	0.43

(1)	Results reflect the acquisition of ADVO, Inc. on March 2, 2007.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following tables present the unaudited condensed consolidating balance sheets as of December 31, 2008 and December 31, 2007 and the related unaudited condensed consolidating statements of income for the twelve months ended December 31, 2008, 2007 and 2006 and unaudited condensed consolidating statements of cash flows for the twelve months ended December 31, 2008, 2007 and 2006.

Condensed Consolidating Balance Sheet

December 31, 2008

(in thousands)

Assets	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$102,441	$5,937	$18,178	$—	$126,556
Accounts receivable, net	222,793	234,300	22,656	—	479,749
Inventories	39,451	8,722	—	—	48,173
Prepaid expenses and other	(2,781)	19,259	3,605	11,152	31,235
Income taxes refundable	39,454	(23,647)	(298)	—	15,509
Deferred income taxes	1,853	97	(71)	—	1,879

Total current assets	403,211	244,668	44,070	11,152	703,101

Property, plant and equipment, net	33,247	197,927	2,763	—	233,937
Intangible assets, net	35,210	850,233	6,979	—	892,422
Investments	259,308	14,615	—	(271,368)	2,555
Intercompany loan and note receivable	753,963	(744,244)	(9,719)	—	—
Other assets	16,635	4,527	4	—	21,166

Total assets	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion, long-term debt	$90,855	$—	$—	$—	90,855
Accounts payable	192,470	117,507	16,230	11,152	337,359
Accrued expenses	39,210	54,526	9,119	—	102,855
Progress billings	29,629	7,246	7,664	—	44,539

Total current liabilities	352,164	179,279	33,013	11,152	575,608

Long-term debt	1,111,712	—	—	—	1,111,712
Other non-current liabilities	45,392	17,962	2,675	—	66,029
Deferred income taxes	(13,108)	112,691	(5,165)	—	94,418

Stockholders’ equity	5,414	257,794	13,574	(271,368)	5,414

Total liabilities and stockholders’ equity	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands)

Assets	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$4,599	$95,754	$24,886	$—	$125,239
Accounts receivable, net	242,391	240,390	33,006	(297)	515,490
Inventories	33,748	9,613	230	—	43,591
Prepaid expenses and other	13,115	9,911	2,223	(5,870)	19,379
Income taxes refundable	19,266	(12,857)	144	—	6,553

Total current assets	313,119	342,811	60,489	(6,167)	710,252

Property, plant and equipment, net	28,946	264,074	11,531	—	304,551
Intangible assets, net	35,433	1,103,508	6,988	—	1,145,929
Investments	469,599	34,621	—	(497,061)	7,159
Intercompany note receivable	966,735	(966,664)	(71)	—	—
Other assets	22,069	490	106	(103)	22,562

Total assets	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion, long-term debt	$30,900	$—	$—	$—	$30,900
Accounts payable	210,257	113,204	15,989	(5,701)	333,749
Accrued expenses	52,514	59,551	17,165	(569)	128,661
Progress billings	26,441	10,118	9,057	—	45,616
Deferred income taxes	13,485	(10,785)	(230)	—	2,470

Total current liabilities	333,597	172,088	41,981	(6,270)	541,396

Long-term debt	1,279,640	—	—	—	1,279,640
Other non-current liabilities	17,094	9,506	2,426	—	29,026
Deferred income taxes	(14,321)	134,806	15	—	120,500

Stockholders’ equity	219,891	462,440	34,621	(497,061)	219,891

Total liabilities and stockholders’ equity	$1,835,901	$778,840	$79,043	$(503,331)	$2,190,453

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income

Twelve Months Ended December 31, 2008

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$828,818	$1,557,851	$89,382	$(94,144)	$2,381,907

Cost and expenses:
Cost of sales	663,747	1,216,798	69,493	(94,144)	1,855,894
Selling, general and administrative	126,849	237,912	21,065	—	385,826
Amortization of intangible assets	222	9,001	—	—	9,223
Impairment charge	17,993	227,707	—	—	245,700

Total costs and expenses	808,811	1,691,418	90,558	(94,144)	2,496,643

Earnings (loss) from operations	20,007	(133,567)	(1,176)	—	(114,736)

Other expenses (income):
Interest expense	95,571	—	8	—	95,579
Interest income	(1,924)	(428)	(561)	—	(2,913)
Intercompany interest	(71,985)	71,985	—	—	—
Other income, net	7,291	(13,855)	11,675	—	5,111

Total other expenses	28,953	57,702	11,122	—	97,777

Loss before income taxes	(8,946)	(191,269)	(12,298)	—	(212,513)

Income tax (benefit) expense	(6,188)	230	936	—	(5,022)
Equity in net loss of subsidiary	(204,733)	(13,234)	—	217,967	—

Net earnings (loss)	$(207,491)	$(204,733)	$(13,234)	$217,967	$(207,491)

Condensed Consolidating Statement of Income

Twelve Months Ended December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$720,948	$1,475,262	$91,859	$(45,898)	$2,242,171

Cost and expenses:
Cost of sales	616,861	1,074,504	68,714	(45,898)	1,714,181
Selling, general and administrative	49,020	276,651	28,634	—	354,305
Amortization of intangible assets	473	7,442	—	—	7,915

Total costs and expenses	666,354	1,358,597	97,348	(45,898)	2,076,401

Earnings (loss) from operations	54,594	116,665	(5,489)	—	165,770

Other expenses (income):
Interest expense	84,904	—	11	—	84,915
Intercompany interest	(63,208)	63,208	—	—	—
Other income, net	(2,718)	(4,699)	(588)	—	(8,005)

Total other expenses (income)	18,978	58,509	(577)	—	76,910

Earnings (loss) before income taxes	35,616	58,156	(4,912)	—	88,860

Income tax expense	10,244	19,706	908	—	30,858
Equity in net earnings (loss) of subsidiary	32,630	(5,820)	—	(26,810)	—

Net earnings (loss)	$58,002	$32,630	$(5,820)	$(26,810)	$58,002

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income

Twelve Months Ended December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$697,653	$284,842	$67,125	$(6,129)	$1,043,491

Cost and expenses:
Cost of sales	577,924	167,802	49,991	(6,129)	789,588
Selling, general and administrative	47,155	83,842	20,361	—	151,358
Amortization of intangible assets	556	—	—	—	556

Total costs and expenses	625,635	251,644	70,352	(6,129)	941,502

Earnings (loss) from operations	72,018	33,198	(3,227)	—	101,989

Other expenses (income):
Interest expense	24,737	—	12	—	24,749
Other income, net	(3,854)	(992)	(1,452)	—	(6,298)

Total other expenses (income)	20,883	(992)	(1,440)	—	18,451

Earnings (loss) before income taxes	51,135	34,190	(1,787)	—	83,538

Income tax expense	27,707	3,192	1,357	—	32,256
Equity in net earnings (loss) of subsidiary	27,854	(3,144)	—	(24,710)	—

Net earnings (loss)	$51,282	$27,854	$(3,144)	$(24,710)	$51,282

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Twelve Months Ended December 31, 2008

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$(8,403)	$109,874	$(5,214)	$—	$96,257

Investing Activities
Additions to property, plant and equipment	(13,860)	(8,785)	(2,014)	—	(24,659)
Proceeds from sales of property, plant and equipment	—	28,897	4,226	—	33,123
Proceeds from sale of French business	—	—	3,605	—	3,605

Net cash provided by (used in) investing activities	(13,860)	20,112	5,817	—	12,069

Financing Activities
Borrowings of long-term debt	160,000	—	—	—	160,000
Proceeds from issuance of common stock	29	—	—	—	29
Repayment of long-term debt	(268,008)	—	—	—	(268,008)
Cash provided by (used in) intercompany activity	228,084	(219,803)	(8,281)	—	—

Net cash (used in) provided by financing activities	120,105	(219,803)	(8,281)	—	(107,979)

Effect of exchange rate changes on cash	—	—	970	—	970

Net increase (decrease) in cash	97,842	(89,817)	(6,708)	—	1,317
Cash at beginning of period	4,599	95,754	24,886	—	125,239

Cash at end of period	$102,441	$5,937	$18,178	$—	$126,556

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Twelve Months Ended December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by operating activities	$60,740	$90,778	$5,314	$—	$156,832

Investing Activities
Additions to property, plant and equipment	(11,008)	(19,212)	(325)	—	(30,545)
Acquisition of ADVO, net of cash acquired	(1,187,874)	—	—	—	(1,187,874)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—	—	258,869
Investments and advances to affiliated companies	(1,000)	—	—	—	(1,000)
Other	(604)	—	—	—	(604)

Net cash used in investing activities	(1,108,967)	(8,197)	(325)	—	(1,117,489)

Financing Activities
Borrowings of long-term debt	1,130,000	—	—	—	1,130,000
Payment of debt issue costs	(19,212)	—	—	—	(19,212)
Repayment of long-term debt	(79,425)	—	—	—	(79,425)

Net cash provided by financing activities	1,031,363	—	—	—	1,031,363

Effect of exchange rate changes on cash	—	—	1,914	—	1,914

Net (decrease) increase in cash	(16,864)	82,581	6,903	—	72,620
Cash at beginning of period	21,463	13,173	17,983	—	52,619

Cash at end of period	$4,599	$95,754	$24,886	$—	$125,239

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the internal control over financial reporting of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, and our report dated March 3, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 3, 2009

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures pursuant to Rules 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change our in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that we will consider recommendations from shareholders of candidates for election as a member of our board of directors and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by our shareholders.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer and our Corporate Controller. The text of this Code is available on the Internet in the “Investor/Corporate Governance” section of our Web site at www.valassis.com. We will disclose any future amendments to, or waivers from, certain provisions of this code on our Website following such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2008, 2007 and 2006:

Schedule		Page
II	Valuation and Qualifying Accounts	S-2

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

VALASSIS COMMUNICATIONS, INC.

By:	/s/ Alan F. Schultz	March 4 , 2009
	Alan F. Schultz	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz	Chairman of the Board of Directors,	March 4, 2009
Alan F. Schultz	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph B. Anderson	Director	March 4, 2009
Joseph B. Anderson

/s/ Patrick F. Brennan	Director	March 4, 2009
Patrick F. Brennan

/s/ Kenneth V. Darish	Director	March 4, 2009
Kenneth V. Darish

/s/ Walter H. Ku	Director	March 4, 2009
Walter H. Ku

/s/ Robert L. Recchia	Chief Financial Officer and Director	March 4, 2009
Robert L. Recchia	(Principal Financial and Accounting Officer)

/s/ Marcella A. Sampson	Director	March 4, 2009
Marcella A. Sampson

/s/ Wallace S. Snyder	Director	March 4, 2009
Wallace S. Snyder

/s/ Faith Whittlesey	Director	March 4, 2009
Faith Whittlesey

Schedule II

VALASSIS COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2008, 2007 and 2006

(in thousands of U.S. dollars)

	Balance at Beginning of Period		Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year ended Dec. 31, 2008	16,460		8,602	15,175	9,887
Year ended Dec. 31, 2007	23,768	(2)	5,290	12,598	16,460
Year ended Dec. 31, 2006	5,101		1,128	1,228	5,001

(1)	Accounts deemed to be uncollectible.
(2)	Includes $18,767 as the result of the acquisition of ADVO, Inc. on March 2, 2007

EXHIBIT INDEX

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 10, 2006).

2.2	Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 20, 2006).

3.1	Restated Certificate of Incorporation of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) filed on January 21, 1992).

3.2	Amended and Restated By-laws of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 5, 2008).

4.1	Certificate of Designations of Preferred Stock of Valassis filed with the Office of the Secretary of State of Delaware on September 21, 1999 (incorporated by reference to Exhibit 4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 23, 1999).

4.2	Indenture, dated as of January 12, 1999, between Valassis and The Bank of New York, as trustee, relating to the 6 5/8 % Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-4 (SEC File No. 333-75041) filed on March 25, 1999).

4.3	First Supplemental Indenture, dated as of March 9, 1999, between Valassis and The Bank of New York, as trustee, to the Indenture, dated as of January 12, 1999 (incorporated by reference to Exhibit 4.1(a) to Valassis’ Registration Statement on Form S-4 (SEC File No. 333-75041) filed on March 25, 1999).

4.4	Second Supplemental Indenture, dated as of March 2, 2007, between Valassis and The Bank of New York Trust Company, N.A., as trustee, to the Indenture, dated as of January 12, 1999 (incorporated by reference to Exhibit 4.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.5	Indenture dated as of May 22, 2003, between Valassis and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (SEC File No. 333-107787) filed August 8, 2003).

4.6	First Supplemental Indenture, dated as of March 2, 2007, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.7	Indenture, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.8	Rights Agreement, dated as of September 1, 1999, between Valassis and The Bank of New York, as rights agent (incorporated by reference to Exhibit 99.1 to Valassis’ Form 8-A (SEC File No. 001-10991) filed on September 27, 1999).

4.9	Amendment No. 1, dated as of October 10, 2003, to the Rights Agreement, dated as of September 1, 1999, between Valassis and National City Corporation, as rights agent (incorporated by reference to Exhibit 2 to Valassis’ Form 8-A/A (SEC File No. 011-10991) filed on October 14, 2003).

4.10	Amendment No. 2, dated as of January 5, 2007, to the Rights Agreement, dated as of September 1, 1999, as amended on October 10, 2003, between Valassis and National City Corporation, as rights agent (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 8, 2007).

4.11	Registration Rights Agreement, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.1*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.1(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ Form 10-K) (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.1(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1996 filed on March 27, 1997).

10.1(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.1(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.1(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.1(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 21, 2001 filed on March 29, 2002).

10.1(g)*	Amendment to Employment Agreement of Robert L. Recchia dated July 8, 2002 (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.1(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.1(i)*	Amendment to Employment Agreement of Robert L. Recchia dated as of May 24, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.1(j)*	Amendment to Employment Agreement of Robert L. Recchia dated as of December 23, 2008 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.2*	Employment Agreement, dated January 20, 1992, among Barry P. Hoffman, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.6 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.2(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 19, 1995 (incorporated by reference to Exhibit 10.7(a) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.2(b)*	Amendment to Employment Agreement and Non-Qualified Stock Option Agreement of Barry P. Hoffman dated December 12, 1997 (incorporated by reference to Exhibit 10.7(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1997 filed on March 30, 1998).

10.2(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Barry P. Hoffman dated December 9, 1998 (incorporated by reference to Exhibit 10.4(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(d)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 16, 1999 (incorporated by reference to Exhibit 10.4(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.2(e)*	Amendment to Employment Agreement of Barry P. Hoffman dated March 14, 2001 (incorporated by reference to Exhibit 10.4(e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.2(f)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 20, 2001 (incorporated by reference to Exhibit 10.4(f) to Valassis’ Form 10-K (SEC File No. 001-10991 for the year ended December 31, 2001 filed on March 29, 2002).

10.2(g)*	Amendment to Employment Agreement of Barry P. Hoffman dated June 26, 2002 (incorporated by reference to Exhibit 10.4(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(h)*	Amendment to Employment Agreement of Barry P. Hoffman dated December 21, 2004 (incorporated by reference to Exhibit 10.4(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.2(i)*	Amendment to Employment Agreement of Barry P. Hoffman dated as of May 24, 2007 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.3*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.3(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.3(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.3(h)*	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.3(i)*	Amendment to Employment Agreement of Richard P. Herpich dated May 13, 2002 (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(j)*	Amendment to Employment Agreement of Richard P. Herpich dated July 8, 2002 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.3(l)*	Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2007 filed on May 10, 2007).

10.3(m)*	Amendment to Employment Agreement of Richard P. Herpich dated as of December 23, 2008 (incorporated by reference to Exhibit 10.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.4*	Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated March 18, 1992 (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.4(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated January 3, 1995 (incorporated by reference to Exhibit 10.16(a) to Valassis’ Form 10- K (SEC File No. 001-10991) for the transition period of July 1, 1994 to December 31, 1994 filed on March 31, 1995).

10.4(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ Form 10- K (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.4(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 1998 filed on November 12, 1998).

10.4(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.4(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.4(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.4(g)*	Amendment to Employment Agreement of Alan F. Schultz dated June 26, 2002 (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.4(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.4(i)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 28, 2007).

10.4(j)*	Amendment to Employment Agreement of Alan F. Schultz dated May 12, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 13, 2008).

10.4(k)*	Amendment to Employment Agreement of Alan F. Schultz dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.5*	Amended and Restated Senior Executives Annual Bonus Plan (incorporated by reference to Exhibit B to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 16, 2001).

10.6	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 1996 filed on August 14, 1996).

10.7*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 25, 1996).

10.8*	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.9*	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis (incorporated by reference to Exhibit 10.23 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005 (incorporated by reference to Exhibit 10.23(g) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.9(h)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 17, 2006 (incorporated by reference to Exhibit 10.23(h) to Valassis’ Form 10-K (SEC File No. 001- 10991) for the year ended December 31, 2005 filed on March 14, 2006).

10.9(i)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated as of May 24, 2007 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.9(j)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 2008 (incorporated by reference to Exhibit 10.5 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.10*	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q (SEC File No. 001- 10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.10(b)*	Second Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001- 10991) filed on December 24, 2008).

10.11*	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 15, 2002).

10.12*	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ Form 10-K (SEC File No. 001 10991) for the year ended December 31, 2002 filed on March 25, 2003).

10.13*	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001- 10991) filed on April 5, 2005).

10.14*	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.15	Letter Agreement between Valassis and ADVO, Inc. (incorporated by reference to Exhibit 2.2 to Valassis’ Form 8-K (SEC File No. 001- 10991) filed on July 10, 2006).

10.16	Credit Agreement, dated as of March 2, 2007, by and among Valassis, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.17	First Amendment to Credit Agreement, dated as of January 22, 2009, by and among Valassis Communications, Inc., the several lenders parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 27, 2009).

10.18	Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.19*	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-142661) filed on May 7, 2007).

10.20	Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.21	Server Farm Management Services Agreement dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(b) to ADVO’s Form 10-Q (SEC File No. 001- 11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.22	Letter Agreement regarding the termination of 1999 Server Farm Management Services Agreement (incorporated by reference to Exhibit 10.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2008 filed on November 10, 2008).

10.23	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.24	Assignment Agreement among IBM, ADVO, Inc. and Valassis (incorporated by reference to Exhibit 10.2 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2008 filed on November 10, 2008).

10.25	Valassis’ Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.4 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2007 filed on August 9, 2007).

10.26	Purchase and Sale Agreement, dated March 19, 2008, between Valassis Direct Mail, Inc. and Siro II, LLC, as amended (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.27	One Targeting Centre Lease, dated June 19, 2008, by and between 1 Targeting Centre LLC, Smith CT 3, LLC, Smith CT 4, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.28	235 Great Pond Lease, dated June 19, 2008, by and between 235 Great Pond, LLC, Smith CT 7, LLC, Smith CT 8, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.29*	Valassis Communications, Inc. 2008 Senior Executives Semi-Annual Bonus Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

10.30*	Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

10.31*	Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333- 152026) filed on June 30, 2008).

10.32*	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-152026) filed on June 30, 2008).

12.1	Statements of Computation of Ratios.

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification from Alan F. Schultz.

31.2	Section 302 Certification from Robert L. Recchia.

32.1	Section 906 Certification from Alan F. Schultz.

32.2	Section 906 Certification from Robert L. Recchia.

*	Constitutes a management contract or compensatory plan or arrangement.