Form 10-Q
period 2009-03-31
VALASSIS COMMUNICATIONS INC
filed 2009-05-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 6, 2009, there were 48,086,475 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended March 31, 2009

Part I – Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	March 31, 2009	Dec. 31, 2008
Assets
Current assets:
Cash and cash equivalents	$84,993	$126,556
Accounts receivable (less allowance for doubtful accounts of $8,862 at March 31, 2009 and $9,887 at December 31, 2008)	430,941	479,749
Inventories:
Raw materials	27,691	29,662
Work in progress	18,398	18,511
Prepaid expenses and other	19,985	31,235
Deferred income taxes	1,861	1,879
Refundable income taxes	10,445	15,509

Total current assets	594,314	703,101

Property, plant and equipment, at cost:
Land and buildings	43,791	43,832
Machinery and equipment	216,375	215,551
Office furniture and equipment	198,582	199,712
Automobiles	702	214
Leasehold improvements	26,131	25,456

	485,581	484,765
Less accumulated depreciation and amortization	(264,537)	(250,828)

Net property, plant and equipment	221,044	233,937

Intangible assets:
Goodwill	640,939	640,939
Other intangibles	248,427	251,483

Net intangible assets	889,366	892,422

Investments	2,091	2,555
Other assets	20,693	21,166

Total assets	$1,727,508	$1,853,181

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

	March 31, 2009	Dec. 31, 2008
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$6,254	$90,855
Accounts payable	302,148	337,359
Accrued interest	3,971	16,677
Accrued compensation and benefits	35,719	45,348
Accrued other expenses	39,542	40,830
Progress billings	49,207	44,539

Total current liabilities	436,841	575,608

Long-term debt	1,110,163	1,111,712
Other non-current liabilities	64,022	66,029
Deferred income taxes	94,280	94,418

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2009 and December 31, 2008
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,562,142 at March 31, 2009 and 63,533,092 at December 31, 2008; outstanding 48,083,025 at March 31, 2009 and 48,053,975 at December 31, 2008	636	635
Additional paid-in capital	88,347	87,305
Retained earnings	468,991	455,963
Accumulated other comprehensive loss	(15,602)	(18,319)
Treasury stock, at cost (15,479,117 shares at March 31, 2009 and 15,479,117 shares at December 31, 2008)	(520,170)	(520,170)

Total stockholders’ equity	22,202	5,414

Total liabilities and stockholders’ equity	$1,727,508	$1,853,181

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$551,155	$597,081

Costs and expenses:
Cost of products sold	427,490	455,357
Selling, general and administrative	86,228	97,179
Amortization expense	3,056	2,306

Total costs and expenses	516,774	554,842

Earnings from operations	34,381	42,239

Other expenses (income):
Interest expense	21,644	26,121
Interest income	(250)	(727)
Other income, net	(8,695)	(1,119)

Total other expenses (income)	12,699	24,275

Earnings before income taxes	21,682	17,964

Income taxes	8,654	7,022

Net earnings	$13,028	$10,942

Net earnings per common share, basic	$0.27	$0.23

Net earnings per common share, diluted	$0.27	$0.23

Shares used in computing net earnings per share, basic	47,916,639	47,849,936

Shares used in computing net earnings per share, diluted	47,947,764	47,933,215

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$13,028	$10,942
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	17,660	17,638
Amortization of bond discount	873	3,209
Provision for losses on accounts receivable	1,948	2,969
Gain on debt extinguishment, net of fees	(7,431)	—
(Gain) loss on sale of property, plant and equipment	(4)	221
Gain on equity investments	(837)	(449)
Stock-based compensation charge	1,049	1,456
Deferred income taxes	(120)	1,204
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	46,860	51,999
Inventories	2,084	(6,518)
Prepaid expenses and other	11,244	(5,386)
Other liabilities	1,508	(2,284)
Other assets	902	1,356
Accounts payable	(35,211)	(50,775)
Accrued expenses, compensation and interest	(23,623)	(26,060)
Income taxes	5,064	10,366
Progress billings	4,668	(6,487)

Total adjustments	26,634	(7,541)

Net cash provided by operating activities	39,662	3,401

Cash flows from investing activities:
Additions to property, plant and equipment	(2,036)	(9,022)
Other	13	—

Net cash used in investing activities	(2,023)	(9,022)

Cash flows from financing activities:
Borrowings of long-term debt	20,000	—
Financing costs	(328)	—
Payments of long-term debt	(98,392)	(26,475)

Net cash used in financing activities	(78,720)	(26,475)

Effect of exchange rate changes on cash	(482)	339
Net decrease in cash	(41,563)	(31,757)
Cash at beginning of period	126,556	125,239

Cash at end of period	$84,993	$93,482

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,971	$34,825
Cash paid during the period for income taxes	$1,088	$722
Non-cash financing activities:
Stock issued under stock-based compensation plan	$5	$1,232

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (”Valassis,” the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

2.	STOCK-BASED COMPENSATION

We account for stock-based compensation under SFAS No. 123R, “Share-Based Payment,” or SFAS 123R. We recognized $1.0 million and $1.5 million of stock-based compensation expense during the three months ended March 31, 2009 and 2008, respectively. Compensation expense is included in selling, general and administrative expenses. Compensation expense related to stock options is calculated using a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method is used for recognizing stock-based compensation expense under SFAS 123R. Total compensation expense related to non-vested options not yet recognized at March 31, 2009 was approximately $12.1 million, which we expect to recognize as compensation expense over the next five years.

3.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE

We are exposed to market risks arising from adverse changes in foreign exchange rates and interest rates. We manage these risks through a variety of strategies which include the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. The notional amounts and fair values of derivative instruments in the condensed consolidated financial statements were as follows:

	Notional Amounts		Fair Value
(in million’s of US Dollars)	March 31, 2009	Dec. 31, 2008	March 31, 2009	Dec. 31, 2008	Balance Sheet Location
Derivatives designated as cash flow hedging instruments under FAS 133:
Interest Rate Swap Contracts (1)	$447.2	$480.0	$(29.3)	$(34.5)	Other non-current liabilities
Foreign Exchange Contracts	7.4	10.7	(1.1)	(1.5)	Accrued other expenses

	454.6	490.7	(30.4)	(36.0)
Derivatives not receiving hedge accounting treatment under FAS 133:
Interest Rate Swap Contracts (1)	—	—	—	—	Other non-current liabilities

	—	—	—	—

Total derivatives	$454.6	$490.7	$(30.4)	$(36.0)

(1)	As of April 1, 2009, cash flow hedge accounting treatment has been discontinued.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Foreign Exchange Risk

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish Zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, our Mexican peso forward exchange contracts meet the definition of cash flow hedges. Accordingly, the effective portion of fair value changes is recorded as a component of other comprehensive loss and any ineffective portion is reflected on the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2009, we had a commitment to purchase $7.4 million in Mexican pesos over the next ten months.

Interest Rate Risk

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fix the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We designated the swaps as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt through December 31, 2010. Periodic measurement of hedge effectiveness is performed quarterly. Any changes in the fair value of derivatives designated as effective are recorded as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity, while any changes in the fair value of any derivatives not designated as effective are recorded in earnings and reflected in the condensed consolidated statement of income as part of interest expense.

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps will be amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010.

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. In conjunction with this, we have discontinued cash flow hedge accounting treatment of our interest rate swap agreements prospectively. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense and any subsequent changes in the fair value of these swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

Fair Value Measurements

In January 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 31, 2009:

	Fair Value Measurements (in millions of U.S. dollars)
Description	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Exchange Contracts	$(1.1)	$—	$(1.1)	$—
Other Assets—Warrants	0.2	—	0.2	—
Interest Rate Swap Contracts	(29.3)	—	(29.3)	—

	$(30.2)	$—	$(30.2)	$—

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of our foreign exchange contracts is based on observable foreign exchange forward contract rates. The fair value of warrants was determined based on the underlying quoted stock price and associated implied volatility. The fair value of our interest rate swaps was determined based on third-party valuation models.

4.	GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2009 and December 31, 2008 is comprised of:

(in thousands of U.S. dollars)	March 31, 2009	Dec. 31, 2008
Goodwill:
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	18,257	18,257
International, Digital Media & Services	83,173	83,173

Total goodwill	$640,939	$640,939

The components of intangible assets are as follows:

	March 31, 2009				Dec. 31, 2008
(in thousands of U.S. dollars)	Gross Amount	Accum- ulated Amort- ization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accum- ulated Amort- ization	Net Amount	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Mailing lists, non compete agreements and other	$40,455	$(4,331)	$36,124	18.2	$40,455	$(3,825)	$36,630	18.5
Customer relationships	140,000	(15,338)	124,662	11.8	140,000	(12,788)	127,212	12.0
Non-amortizing intangible assets
Valassis name, tradenames, tradenames, trademarks, and other (1)	87,641	—	87,641		87,641	—	87,641

	$268,096	$(19,669)	$248,427		$268,096	$(16,613)	$251,483

(1)	Includes the effect of an impairment charge of $39.7 million related to tradenames and trademarks which occurred in the fourth quarter of 2008.

5.	CONTINGENCIES

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which has since been denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. This motion was granted on March 27, 2009. Discovery on the merits of the action is ongoing. Defendants intend to vigorously contest the litigation.

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

In addition to the above matters, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	March 31, 2009	Dec. 31, 2008
Senior Secured Revolving Credit Facility	$—	$—
6 5/8% Senior Secured Notes due 2009, net of discount	—	51,784
Senior Convertible Notes due 2033, net of discount	57	56
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	432,429	458,654
Senior Secured Delayed Draw Term Loan	143,931	152,073

	1,116,417	1,202,567
Less current portion	6,254	90,855

Total long-term debt	$1,110,163	$1,111,712

On January 22, 2009, we entered into the First Amendment, or the Amendment, to our senior secured credit facility. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125.0 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. Under the Amendment we are permitted to exclude from the definition of “Consolidated Interest Expense” swap termination and cancellation costs incurred in connection with any purchase, repurchase, payment or prepayment of any loans under the senior secured credit facility, including pursuant to a modified Dutch auction. The Amendment also makes certain technical and conforming changes to the terms of the senior secured credit facility. During the three months ended March 31, 2009, we repurchased an aggregate principal amount of approximately $32.8 million of our outstanding term loans under our senior secured credit facility at a discount to par, resulting in a pre-tax gain of $7.4 million, representing the difference between the face amounts (par value) of the term loans repurchased and the repurchase prices of the term loans, including fees, which is recognized in the current period income statement. Taxes payable on this gain will be deferred for five years and then recognized at 20% for each of the next five years. Other effects of the Amendment are fully described below as they relate to specific portions of our credit facility.

On January 15, 2009, we satisfied and discharged the 2009 Secured Notes indenture in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee).

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	SEGMENT REPORTING

Valassis’ three segments meeting the quantitative thresholds to be considered reportable are Shared Mail (f/k/a ADVO), Neighborhood Targeted and Free-standing Inserts (FSI). All other lines of business fall below the quantitative threshold requirements and are combined together in an “other” segment named International, Digital Media & Services. These business lines include NCH, international, direct mail, VRMS, security services, interactive and in-store. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different customer marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations (segment profit). Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended March 31,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2009
Revenues from external customers	$310.9	$112.6	$93.6	$34.1	$551.2
Intersegment revenues	$4.3	$8.0	$9.7	$0.4	$22.4
Depreciation/amortization	$13.1	$0.9	$3.1	$0.6	$17.7
Segment profit	$18.8	$10.6	$1.0	$4.0	$34.4

2008
Revenues from external customers	$356.3	$100.2	$98.6	$42.0	$597.1
Intersegment revenues	$3.4	$6.7	$10.3	$—	$20.4
Depreciation/amortization	$14.0	$0.5	$2.4	$0.7	$17.6
Segment profit/(loss)	$30.9	$11.1	$2.0	$(1.8)	$42.2

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2009	2008(1)
Segment profit	$34.4	$42.2
Unallocated amounts:
Interest expense	(21.6)	(26.1)
Interest income	0.2	0.7
Other income	8.7	1.2

Earnings before income taxes	$21.7	$18.0

(1)	Reflects retrospective $2.2 million non-cash interest expense adjustment under FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Domestic and foreign revenues were as follows:

	Three Months Ended March 31,
(in millions of U.S. dollars)	2009	2008
United States	$539.9	$577.5
Foreign	11.3	19.6

Total	$551.2	$597.1

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	March 31, 2009	Dec. 31, 2008
United States	$211.4	$223.8
Foreign	9.6	10.1

Total	$221.0	$233.9

8.	COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and total comprehensive income (loss), both net of tax, are shown below:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2009	2008
Net income	$13,028	$10,942

Other comprehensive income (loss):
Net change in fair value of derivatives	3,515	(14,786)
Foreign currency translation adjustment	(798)	271

Total comprehensive income (loss)	$15,745	$(3,573)

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended March 31,
(in thousands of U.S. dollars, except per share data)	2009	2008
Net earnings	$13,028	$10,942

Basic EPS:
Weighted average common shares outstanding	47,917	47,850

Earnings per common share—basic	$0.27	$0.23

Diluted EPS:
Weighted average common shares outstanding	47,917	47,850
Shares issued on assumed exercise of dilutive options	2,426	193
Shares purchased with assumed proceeds of options and unearned restricted shares	(2,406)	(137)
Shares contingently issuable	11	27

Shares applicable to diluted earnings	47,948	47,933

Earnings per common share—diluted	$0.27	$0.23

Unexercised employee stock options to purchase 8.4 million shares and 6.8 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three months ended March 31, 2009 and March 31, 2008, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

10.	NEW ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

On January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is applicable retrospectively for all periods presented and is effective for our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes, substantially all of which we repurchased pursuant to a cash tender offer in May 2008. The debt component of the 2033 Secured Notes was recognized retrospectively at the present value of its cash flows discounted using a 6.48% discount rate, our borrowing rate at the date of issuance of notes for a similar debt instrument without the conversion features. The equity component, recorded as additional paid in capital, was $28.8 million, which represents the difference between the proceeds from the issuance of the 2033 Secured Notes and the fair value of the liability, net of deferred taxes of $15.5 million as of the date of the issuance of the 2033 Secured Notes. This retrospective adjustment is reflected on the condensed consolidated balance sheets presented as of March 31, 2009 and December 31, 2008.

FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the 2033 Secured Notes, which was May 2003 to May 2008. The condensed consolidated statements of income were retrospectively modified compared to previously reported amounts for the three months ended March 31, 2008 by reducing net earnings and EPS by $1.4 million and $0.03, respectively, as a result of recognizing incremental non-cash interest of $2.2 million during that period. There is no impact to the current year condensed consolidated statement of income.

On January 1, 2009 we adopted SFAS No. 141 (Revised), “Business Combinations,” or SFAS 141R. Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment and disclosure for certain specific items in a business combination. The adoption of SFAS 141R impacts our accounting for future business combinations that take place after January 1, 2009.

On January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” or SFAS 160. Under the provisions of SFAS 160, a non-controlling interest in a subsidiary or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling interest in a deconsolidation. The adoption of SFAS 160 did not have an impact to our financial condition, results of operations and liquidity.

On January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have an impact to our financial condition, results of operations and liquidity. For the additional information regarding the disclosures required by SFAS 161 see Note 3 to our unaudited condensed consolidated financial statements included in this Form 10-Q.

On January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies prospectively to all intangible assets acquired after January 1, 2009, whether acquired in a business combination or otherwise. The adoption of FSP No. FAS 142-3 impacts our future accounting for new intangible assets acquired in future business combinations that take place after January 1, 2009.

On January 1, 2009, we adopted FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” which permitted a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP No. 157-2 did not have an impact to our financial condition, results of operations and liquidity.

On January 1, 2009 we adopted EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” or EITF 08-6. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of EITF 08-6 did not have an impact to our financial condition, results of operations and liquidity.

On January 1, 2009, we adopted EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities,” which states that unvested share–based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The adoption of EITF 03-6-1 did not have a material impact on our reported basic and diluted earnings per share amounts.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008 and the related condensed consolidating statements of income and of cash flows for the three months ended March 31, 2009 and 2008.

Condensed Consolidating Balance Sheet

March 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$64,162	$5,131	$15,700	$—	$84,993
Accounts receivable, net	164,655	243,684	22,602	—	430,941
Inventories	39,648	6,441	—	—	46,089
Prepaid expenses and other	21,310	1,631	4,111	(7,067)	19,985
Refundable income taxes	34,799	(23,998)	(356)	—	10,445
Deferred income taxes	1,649	275	(63)	—	1,861

Total current assets	$326,223	$233,164	$41,994	$(7,067)	$594,314

Property, plant and equipment, net	31,463	187,340	2,241	—	221,044
Intangible assets, net	35,204	847,177	6,985	—	889,366
Investments	264,258	14,351	—	(276,518)	2,091
Intercompany note and loan receivable	697,978	(688,260)	(9,718)	—	—
Other assets	16,044	4,644	5	—	20,693

Total assets	$1,371,170	$598,416	$41,507	$(283,585)	$1,727,508

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long term debt	6,254	—	—	—	6,254
Accounts payable	146,426	147,927	13,857	(6,062)	302,148
Accrued expenses	28,761	42,670	7,799	2	79,232
Progress billings	29,488	11,492	8,227	—	49,207

Total current liabilities	$210,929	$202,089	$29,883	$(6,060)	$436,841

Long-term debt	1,110,163	—	—	—	1,110,163
Other non-current liabilities	42,794	19,959	1,269	—	64,022
Deferred income taxes	(14,918)	113,194	(3,996)	—	94,280
Stockholders’ equity	22,202	263,174	14,351	(277,525)	22,202

Total liabilities and stockholders’ equity	$1,371,170	$598,416	$41,507	$(283,585)	$1,727,508

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$102,441	$5,937	$18,178	$—	$126,556
Accounts receivable, net	222,793	234,300	22,656	—	479,749
Inventories	39,451	8,722	—	—	48,173
Prepaid expenses and other	(2,781)	19,259	3,605	11,152	31,235
Refundable income taxes	39,454	(23,647)	(298)	—	15,509
Deferred income taxes	1,853	97	(71)	—	1,879

Total current assets	403,211	244,668	44,070	11,152	703,101

Property, plant and equipment, net	33,247	197,927	2,763	—	233,937
Intangible assets, net	35,210	850,233	6,979	—	892,422
Investments	259,308	14,615	—	(271,368)	2,555
Intercompany loan and note receivable	753,963	(744,244)	(9,719)	—	—
Other assets	16,635	4,527	4	—	21,166

Total assets	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$90,855	$—	$—	$—	$90,855
Accounts payable	192,470	117,507	16,230	11,152	337,359
Accrued expenses	39,210	54,526	9,119	—	102,855
Progress billings	29,629	7,246	7,664	—	44,539

Total current liabilities	352,164	179,279	33,013	11,152	575,608

Long-term debt	1,111,712	—	—	—	1,111,712
Other non-current liabilities	45,392	17,962	2,675	—	66,029
Deferred income taxes	(13,108)	112,691	(5,165)	—	94,418

Stockholders’ equity	5,414	257,794	13,574	(271,368)	5,414

Total liabilities and stockholders’ equity	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$203,805	$358,074	$15,269	$(25,993)	$551,155

Cost and expenses:
Cost of products sold	165,740	276,950	10,793	(25,993)	427,490
Selling, general and administrative	29,695	53,492	3,041	—	86,228
Amortization expense	6	3,050	—	—	3,056

Total costs and expenses	195,441	333,492	13,834	(25,993)	516,774

Earnings (loss) from operations	8,364	24,582	1,435	—	34,381

Other expenses (income):
Interest expense	21,644	—	—	—	21,644
Interest income	(221)	—	(29)	—	(250)
Intercompany interest	(19,216)	19,216	—	—	—
Other income, net	(7,965)	(620)	(110)	—	(8,695)

Total other expenses (income)	(5,758)	18,596	(139)	—	12,699

Earnings (loss) before income taxes	14,122	5,986	1,574	—	21,682

Income taxes	6,776	1,669	209	—	8,654
Equity in net earnings (loss) of subsidiary	5,682	1,365	—	(7,047)	—

Net earnings (loss)	$13,028	$5,682	$1,365	$(7,047)	$13,028

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$192,768	$405,041	$24,587	$(25,315)	$597,081

Cost and expenses:
Cost of products sold	152,218	309,453	19,001	(25,315)	455,357
Selling, general and administrative	34,244	57,018	5,917	—	97,179
Amortization expense	56	2,250	—	—	2,306

Total costs and expenses	186,518	368,721	24,918	(25,315)	554,842

Earnings (loss) from operations	6,250	36,320	(331)	—	42,239

Other expenses (income):
Interest expense	26,119	—	2	—	26,121
Interest income	(179)	(397)	(151)	—	(727)
Intercompany interest	(19,136)	19,136	—	—	—
Other income, net	(554)	(585)	20	—	(1,119)

Total other expenses (income)	6,250	18,154	(129)	—	24,275

Earnings (loss) before income taxes	—	18,166	(202)	—	17,964

Income taxes	(162)	6,881	303	—	7,022
Equity in net earnings (loss) of subsidiary	10,780	(505)	—	(10,275)	—

Net earnings (loss)	$10,942	$10,780	$(505)	$(10,275)	$10,942

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$9,476	$32,119	$(1,933)	$—	$39,662

Investing Activities
Additions to property, plant and equipment	(728)	(1,245)	(63)	—	(2,036)
Other	—	13	—	—	13

Net cash used in investing activities	$(728)	$(1,232)	$(63)	$—	$(2,023)

Financing Activities
Cash provided by (used in) intercompany activity	31,693	(31,693)	—	—	—
Borrowings of long term debt	20,000	—	—	—	20,000
Financing costs	(328)	—	—	—	(328)
Payment of long-term debt	(98,392)	—	—	—	(98,392)

Net cash used in financing activities	(47,027)	(31,693)	—	—	(78,720)

Effect of exchange rate changes on cash	—	—	(482)	—	(482)

Net decrease in cash	(38,279)	(806)	(2,478)	—	(41,563)
Cash at beginning of period	102,441	5,937	18,178	—	126,556

Cash at end of period	$64,162	$5,131	$15,700	$—	$84,993

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$79,996	$(78,361)	$1,766	$—	$3,401

Investing Activities
Additions to property, plant and equipment	(7,378)	(1,544)	(100)	—	(9,022)

Net cash used in investing activities	$(7,378)	$(1,544)	$(100)	$—	$(9,022)

Financing Activities
Payment of long-term debt	(26,475)	—	—	—	(26,475)

Net cash used in financing activities	(26,475)	—	—	—	(26,475)

Effect of exchange rate changes on cash	—	—	339	—	339

Net (decrease) increase in cash	46,143	(79,905)	2,005	—	(31,757)
Cash at beginning of period	4,599	95,754	24,886	—	125,239

Cash at end of period	$50,742	$15,849	$26,891	$—	$93,482

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements found in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt documents; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; recent disruptions in the credit markets that make it difficult for companies to secure financing; we do not currently comply with the continued listing requirements of The New York Stock Exchange and therefore our common stock may be delisted; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; we may be required to recognize additional impairment charges against goodwill and intangible assets in the future; the outcome of ADVO’s pending shareholder lawsuits; our current litigation with News America Incorporated may be costly and divert management’s attention; possible governmental regulation or litigation affecting aspects of our business; the credit and liquidity crisis in the financial markets could continue to affect our results of operations and financial condition; changes in our credit ratings may have an adverse impact on our business; counterparties to our senior secured credit facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global credit markets; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to those risk factors described in our 2008 Form 10-K and other filings by us with the United States Securities and Exchange Commission (“SEC”).

Overview

We are one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum® portfolio of products and services delivers value on a weekly basis to more than 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. We provide our products and services to the masses or targeted audiences, providing our clients with blended media solutions, including shared mail and newspaper delivery. We offer the only national shared mail distribution network in the industry. We utilize a patent-pending targeting tool that provides our clients with multi-media recommendations with a quick turnaround. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want.

For the first quarter of 2009, we achieved revenues of $551.2 million, representing a decrease of 7.7% compared to $597.1 million for the first quarter of 2008. This decrease is due primarily to the negative effect the economic slowdown has had on our clients’ marketing budgets. First quarter of 2009 net earnings were $13.0 million, representing an increase of 19.1% from $10.9 million (after retrospective application of FSP APB 14-1 as described in Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) in the first quarter of 2008. This was due primarily to a gain of $4.5 million, net of taxes, related to repurchases of senior secured credit facility debt at a discount, partially offset by lower operating income as a result of the revenue decline experienced during the quarter. First quarter of 2009 earnings per share, or EPS, were $0.27, an increase from $0.23 in the first quarter of 2008.

Segment Results

Shared Mail

For the first quarter of 2009, revenues for the Shared Mail segment were $310.9 million, representing a 12.7% decrease compared to $356.3 million for the first quarter of 2008. The challenging economic environment continued to negatively impact the Shared Mail segment during the first quarter of 2009.

The decrease in Shared Mail revenues was attributable to volume declines, shifts to lower-priced and lighter-weight inserts and lower sell rates from the RedPlum® wrap product. The Shared Mail segment continued to experience volume declines as clients reduce their advertising spending during this current volatile economic period.

The drop in volume was demonstrated in the packages and pieces statistics. Shared Mail packages delivered for the first quarter of 2009 were 982 million, decreasing 4.9% from the first quarter of 2008 as a result of volume declines in shared mail products and our ongoing business optimization efforts to reduce underperforming packages. Total shared mail pieces were 8.2 billion for the first quarter of 2009 decreasing 4.6% from the corresponding period in the prior year. Average pieces per package were 8.1 pieces for the first quarter of 2009 compared to 8.0 pieces for the prior year quarter.

Shared Mail’s gross margin percentage was 24.0% for the first quarter of 2009 decreasing 1.9 percentage points from the first quarter of 2008. Contributing to the gross margin decline were lower volumes, a reduction of traditionally high margin RedPlum® wrap revenue and lighter weight inserts from grocery clients. Substantially mitigating the decline in gross margin were our business optimization efforts to reduce underperforming packages and two recently formed newspaper alliances that were operative during the first quarter of 2009.

Shared Mail segment profit was $18.8 million for the first quarter of 2009 compared to $30.9 million in the first quarter of 2008. The decrease was primarily attributable to the revenue decline experienced during the first quarter of 2009.

Neighborhood Targeted

Our Neighborhood Targeted revenues were $112.6 million in the quarter ended March 31, 2009, representing an increase of 12.4% from $100.2 million for the quarter ended March 31, 2008. This increase was primarily due to increased advertising spending by our customers in the financial services, specialty retail and telecommunications verticals. Segment profit was $10.6 million for the first quarter of 2009 compared to $11.1 million for the first quarter of 2008, due primarily to a shift in client and product mix. Revenues from solo preprints and ROP increased, but were partially offset by a significant decrease in sampling and polybag advertising, a higher-margin product that has been more negatively impacted by reductions in our customers’ advertising budgets.

FSI

In the quarter ended March 31, 2009, FSI revenues were $93.6 million, representing a decrease of 5.1% from $98.6 million for the quarter ended March 31, 2008. The decreased revenues were attributable to continued pricing deterioration and decreased newspaper circulation. Industry units grew 1.2% and our share remained steady compared to the comparable period in 2008. FSI cost of goods sold increased for the quarter ended March 31, 2009 from the year-ago period on a cost-per-thousand (CPM) basis, primarily due to increased paper and print costs, partially offset by lower media costs.

FSI segment profit was $1.0 million for the quarter ended March 31, 2009, representing a decrease of 50% from the year-ago quarter. This decrease was due to the effect of lower revenues and higher cost of sales, partially offset by lower selling, general and administrative costs.

International, Digital Media & Services

First quarter 2009 revenues for this segment were $34.1 million, a decrease of 18.8% from $42.0 million for the first quarter of 2008. This decrease is attributable to the sale of our French and direct mail services businesses and the discontinuance of other European media business in the second half of 2008, which accounted for $7.9 million of revenue (1.3% of our consolidated revenues) in the year-ago quarter, as well as foreign currency fluctuations. This segment experienced segment profit of $4.0 million during the first quarter of 2009 compared to a $1.8 million loss during the first quarter of 2008, primarily due to the discontinuance of the unprofitable businesses described above.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs decreased in the first quarter of 2009 to $86.2 million from $97.2 million in the first quarter of 2008. This decrease was primarily attributable to reductions in headcount and discretionary spending as part of our previously disclosed 2009 Profit Maximization Plan. The remaining decrease was due to discontinued businesses ($2.1 million) and other cost reductions.

Amortization Expense

We recorded amortization expense of $3.1 million during the quarter ended March 31, 2009, an increase of $0.8 million from the first quarter of 2008, due to a decrease in the estimated remaining life of an intangible asset.

Other Expenses (Income)

Interest expense was $21.6 million in the first quarter of 2009, compared to $26.1 million (after retrospective application of FSP APB 14-1 as discussed in Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) in the first quarter of 2008. The decrease was due to lower debt balances as a result of repayments made in 2008 as well as the repayment of $51.8 million of our 2009 Senior Secured Notes in January 2009. In addition, we repurchased, at a weighted average discount to par of 23.6%, an aggregate principal amount of $32.8 million of outstanding term loans under our senior secured credit facility, which we refer to as the “Term Loan Repurchases” pursuant to modified Dutch auctions during the quarter for an aggregate purchase price of $25.4 million, including fees. These repurchases resulted in a pre-tax gain of $7.4 million, representing the difference between the face amounts (par value) of the term loans repurchased and the repurchase prices of the term loans, including fees, which is included in other income.

Net Earnings

Net earnings were $13.0 million in the first quarter of 2009, an increase of $2.1 million, or 19.1%, from the first quarter of 2008. The increase in earnings was due to a gain of $4.5 million, net of tax, from the Term Loan Repurchases, partially offset by reduced operating income. Diluted earnings per share were $0.27 in the first quarter of 2009, compared to $0.23 in the first quarter of 2008.

Financial Condition, Liquidity and Sources of Capital

The following table presents our available sources of liquidity as of March 31, 2009:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents				$85.0
Debt facilities:
Senior Secured Revolving Credit Facility	$89.5	(1)	—	89.5

Total Available				$174.5

(1)	On January 22, 2009, we amended our credit agreement and voluntarily reduced the aggregate revolving credit commitments thereunder from $120.0 million to $100.0 million. The amount above is net of $10.5 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $85.0 million at March 31, 2009 compared to $126.6 million at December 31, 2008. This was the result of cash provided by operating activities of $39.7 million, offset by cash used in investing and financing activities of $2.0 million and $78.7 million, respectively, during the quarter ended March 31, 2009.

Cash flows from operating activities were $39.7 million during the quarter ended March 31, 2009 compared to $3.4 million during the year-ago quarter. For the quarter ended March 31, 2009, net earnings excluding non-cash items such as the pre-tax $7.4 million gain on debt extinguishment, depreciation and amortization, decreased by $11.0 million from the corresponding period in 2008. Despite these decreases, $47.3 million of net changes in assets and liabilities increased cash from operations and are further described below:

•	an increase in accounts payable due to timing of vendor payments;

•	an increase in prepaid expenses resulting from timing of paid postage; and

•	increased cash flow from net changes in customer receivables and progress billings due to timing and volume of jobs that were prebilled.

Net cash used in investing activities was $2.0 million and $9.0 million for the quarter ended March 31, 2009 and 2008, respectively, due to capital acquisitions of property, plant and equipment.

Net cash used in financing activities for the quarter ended March 31, 2009 was $78.7 million. This included $51.8 million related to the satisfaction of our 2009 Notes and $44.1 million in principal repayments and fees on our senior secured credit facility associated with modified Dutch auction repurchases. Cash used by financing activities in the comparable year ago period was a result of principal payments on the term loan B portion of our senior secured credit facility.

Operating cash flows are our primary source of liquidity. We intend to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and to reduce our indebtedness, and we believe we will generate sufficient funds from operations and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Current and Long-term Debt

As of March 31, 2009, we had outstanding $1.1 billion in aggregate indebtedness, which consisted of $540.0 million of the unsecured 2015 Notes, $432.4 million and $143.9 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility and $0.1 million of our Senior Secured Convertible Notes due 2033, or the “2033 Secured Notes.” As of March 31, 2009, we had total outstanding letters of credit of approximately $10.5 million.

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

On January 22, 2009, we entered into the First Amendment, or the Amendment, to our senior secured credit facility. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125.0 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. Under the Amendment, we are permitted to exclude from the definition of “Consolidated Interest Expense” swap termination and cancellation costs incurred in connection with any purchase, repurchase, payment or prepayment of any loans under the senior secured credit facility, including pursuant to a modified Dutch auction. The Amendment also made certain technical and conforming changes to the terms of the senior secured credit facility. During the three months ended March 31, 2009, we repurchased an aggregate principal amount of approximately $32.8 million of our outstanding term loans under our senior secured credit facility at a discount to par, resulting in a pre-tax gain of $7.4 million, representing the difference between the face amounts (par value) of the term loans repurchased and the repurchase prices of the term loans, including fees, which is recognized in the current period income statement. Taxes payable on this gain will be deferred for five years and then recognized at 20% per year for each of the next five years.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2009, we had $432.4 million and $143.9 million outstanding under the term loan B and delayed draw portions, respectively, and $89.5 million available under the revolving line of credit portion (after giving effect to the reduction in the revolving line of credit availability pursuant to the Amendment and outstanding letters of credit) of our senior secured credit facility.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. For the quarter ended March 31, 2009, we elected three-month LIBOR as the applicable base interest rate on borrowings under our senior secured credit facility. As of April 1, 2009, we have elected one-month LIBOR as the applicable base interest rate.

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

Covenants

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the Amendment permits us to exclude from the definition of “consolidated interest expense” swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility. The table below shows the required and actual financial ratios under our senior secured credit facility as of March 31, 2009.

	Required Ratio	Actual Ratio
Maximum senior secured leverage ratio	No greater than 3.75:1.00	2.80:1.00
Minimum consolidated interest coverage ratio	No less than 1.75:1.00	2.37:1.00

In addition, we are required to give notice to the administrative agent and the lenders under our senior secured credit facility of defaults under the facility documentation and other material events, make any new wholly-owned restricted domestic subsidiary a subsidiary guarantor and pledge substantially all after-acquired property as collateral to secure our and our subsidiary guarantors’ obligations in respect of the facility.

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

See our 2008 Form 10-K for further information regarding interest and fees, guarantees and security, prepayment and covenants related to our senior secured credit facility.

6 5/8% Senior Secured Notes due 2009

On January 15, 2009, we satisfied and discharged the 2009 Secured Notes indenture in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee.)

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million, net of discount) of the 2033 Secured Notes for an aggregate purchase price of $159.9 million. As of March 31, 2009, an aggregate principal amount of $85,000 (or approximately $57,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer.

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

As of March 31, 2009, we were in compliance with all of our indenture covenants.

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

Other Indebtedness

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fix the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We designated the swaps as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt through December 31, 2010. Periodic measurement of hedge effectiveness is performed quarterly. Any changes in the fair value of derivatives designated as effective are recorded as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity, while any changes in the fair value of any derivatives not designated as effective are recorded in earnings and reflected in the condensed consolidated statement of income as part of interest expense.

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps will be amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010.

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. In conjunction with this, we have discontinued cash flow hedge accounting treatment of our interest rate swap agreements prospectively. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense and any subsequent changes in the fair value of these swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

Off-balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $2.0 million for the three months ended March 31, 2009, and are anticipated to be approximately $15.0 million to $20.0 million for the 2009 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of recently adopted accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively convert an aggregate of $447.2 million, or 77.6% of our variable rate debt, to fixed rate debt. As of March 31, 2009, the fair value of these derivatives was a liability of $29.3 million and an aggregate principal amount of $129.2 million outstanding under the term loan B portion of our senior secured credit facility was subject to interest rate variability.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish Zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. We purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Under SFAS No. 133, our Mexican peso forward exchange contracts meet the definition of cash flow hedges. Accordingly, the effective portion of fair value changes are recorded as a component of other comprehensive loss and any ineffective portion is reflected on the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2009, we had a commitment to purchase $7.4 million in Mexican pesos over the next ten months.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which has subsequently been denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. This motion was granted on March 27, 2009. Discovery on the merits of the action is ongoing. Defendants intend to vigorously contest the litigation.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our common stock were repurchased during the quarter ended March 31, 2009. There are 6.1 million shares currently available under approved share repurchase programs. We suspended our share repurchase program in February 2006 and no shares have been repurchased since that time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

As previously announced, we received notice from the New York Stock Exchange, or NYSE, on February 20, 2009 that we were out of compliance with certain of the NYSE’s listing criteria. We were considered below the applicable standards because our average total global market capitalization over a consecutive 30-day trading period was less than $75 million and, at the same time, our stockholders’ equity was less than $75 million. This required us to submit a plan that demonstrated our ability to achieve compliance with the continued listing standards within 18 months of receipt of the notice. On May 1, 2009, we received notice from the NYSE that it had accepted our plan for continued listing. As a result, our common stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure our progress against our plan to restore compliance with continued listing standards. In the event we do not complete our plan on a timely basis, our common stock could be delisted from the NYSE.

Item 6.	Exhibits

Exhibits

4.1	First Supplemental Indenture, dated as of April 20, 2009, by and among Valassis, Valassis In-Store Solutions, Inc., Perimeter Marketing Company and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015

10.1	Incentive Program for Brian Husselbee related to the potential sale of NCH Marketing Services, Inc.

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description
4.1	First Supplemental Indenture, dated as of April 20, 2009, by and among Valassis, Valassis In-Store Solutions, Inc., Perimeter Marketing Company and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015

10.1	Incentive Program for Brian Husselbee related to the potential sale of NCH Marketing Services, Inc.

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia