Form 10-Q
period 2009-06-30
VALASSIS COMMUNICATIONS INC
filed 2009-08-07
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 3, 2009, there were 48,088,759 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended June 30, 2009

Part I - Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	June 30, 2009	Dec. 31, 2008
Assets

Current assets:
Cash and cash equivalents	$141,139	$126,556
Accounts receivable (less allowance for doubtful accounts of $7,853 at June 30, 2009 and $9,887 at December 31, 2008)	377,159	479,749
Inventories:
Raw materials	20,203	29,662
Work in progress	13,883	18,511
Prepaid expenses and other	20,725	31,235
Deferred income taxes	1,808	1,879
Refundable income taxes	9,649	15,509

Total current assets	584,566	703,101

Property, plant and equipment, at cost:
Land and buildings	43,913	43,832
Machinery and equipment	218,417	215,551
Office furniture and equipment	199,288	199,712
Automobiles	829	214
Leasehold improvements	27,993	25,456

	490,440	484,765
Less accumulated depreciation and amortization	(276,794)	(250,828)

Net property, plant and equipment	213,646	233,937

Intangible assets:
Goodwill	640,939	640,939
Other intangibles, net	245,171	251,483

Net intangible assets	886,110	892,422

Investments	2,344	2,555
Other assets	21,041	21,166

Total assets	$1,707,707	$1,853,181

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

	June 30, 2009	Dec. 31, 2008
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt	$6,197	$90,855
Accounts payable	280,278	337,359
Accrued interest	15,112	16,677
Accrued compensation and benefits	43,686	45,348
Accrued other expenses	40,053	40,830
Progress billings	33,027	44,539

Total current liabilities	418,353	575,608

Long-term debt	1,087,108	1,111,712
Other non-current liabilities	61,102	66,029
Deferred income taxes	98,214	94,418

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at June 30, 2009 and December 31, 2008
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,565,592 at June 30, 2009 and 63,533,092 at December 31, 2008; outstanding 48,086,475 at June 30, 2009 and 48,053,975 at December 31, 2008	636	635
Additional paid-in capital	90,072	87,305
Retained earnings	484,939	455,963
Accumulated other comprehensive loss	(12,547)	(18,319)
Treasury stock, at cost (15,479,117 shares at June 30, 2009 and 15,479,117 shares at December 31, 2008)	(520,170)	(520,170)

Total stockholders’ equity	42,930	5,414

Total liabilities and stockholders’ equity	$1,707,707	$1,853,181

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$544,037	$594,925	$1,095,192	$1,192,006

Costs and expenses:
Cost of products sold	410,043	460,970	837,533	916,327
Selling, general and administrative	86,659	96,869	172,887	194,048
Amortization expense	3,256	2,305	6,312	4,611

Total costs and expenses	499,958	560,144	1,016,732	1,114,986

Earnings from operations	44,079	34,781	78,460	77,020

Other expenses (income):
Interest expense	21,385	25,227	43,029	51,348
Interest income	(154)	(641)	(404)	(1,368)
Other income, net	(2,766)	(1,048)	(11,461)	(2,167)

Total other expenses (income)	18,465	23,538	31,164	47,813

Earnings before income taxes	25,614	11,243	47,296	29,207

Income taxes	9,666	4,629	18,320	11,652

Net earnings	$15,948	$6,614	$28,976	$17,555

Net earnings per common share, basic	$0.33	$0.14	$0.60	$0.37

Net earnings per common share, diluted	$0.33	$0.14	$0.60	$0.37

Shares used in computing net earnings per share, basic	47,982,587	47,867,484	47,980,979	47,864,902

Shares used in computing net earnings per share, diluted	48,960,716	48,087,877	48,692,503	48,023,842

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$28,976	$17,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	35,067	34,823
Amortization of bond discount	1,634	5,091
Provision for losses on accounts receivable	3,222	4,363
Gain on debt extinguishment, net of fees	(8,779)	—
Loss on termination of cash flow hedges, net	1,743	—
(Gain) loss on sale of property, plant and equipment	(76)	273
Gain on equity investments	(1,676)	(1,226)
Stock-based compensation charge	2,768	3,429
Deferred income taxes	420	(13,898)
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	99,368	98,194
Inventories	14,087	(9,192)
Prepaid expenses and other	10,510	(6,528)
Other liabilities	2,490	(2,547)
Other assets	379	2,834
Accounts payable	(57,081)	(53,613)
Accrued expenses, compensation and interest	(4,004)	(9,615)
Income taxes	5,860	21,260
Progress billings	(11,512)	(10,168)

Total adjustments	94,420	63,480

Net cash provided by operating activities	123,396	81,035

Cash flows from investing activities:
Additions to property, plant and equipment	(8,643)	(15,696)
Proceeds from sale of property, plant and equipment	96	28,876

Net cash (used in) provided by investing activities	(8,547)	13,180

Cash flows from financing activities:
Borrowings of long-term debt	20,000	160,000
Payments of long-term debt	(119,940)	(187,893)
Financing costs	(544)	—
Proceeds from issuance of common stock	—	29

Net cash used in financing activities	(100,484)	(27,864)

Effect of exchange rate changes on cash	218	237
Net increase in cash	14,583	66,588
Cash at beginning of period	126,556	125,239

Cash at end of period	$141,139	$191,827

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,842	$46,297
Cash paid during the period for income taxes	$9,151	$10,585
Non-cash financing activities:
Stock issued under stock-based compensation plan	$14	$1,306

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

Certain amounts included in the accompanying unaudited condensed consolidated financial statements for 2008 have been restated due to the required retrospective application of Financial Accounting Standards Board’s Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” or FSP APB 14-1 (ASC 470-20) that we adopted as of January 1, 2009. This adoption of FSP APB 14-1 had no effect on the current period. Previously reported net earnings and earnings per share or EPS for the quarter ended June 30, 2008 have been reduced by $0.7 million and $0.01, respectively, as the result of recognizing incremental non-cash interest expense of $1.1 million during that period. Previously reported net earnings and EPS for the six months ended June 30, 2008 have been reduced by $2.2 million and $0.04, respectively, as a result of recognizing incremental non-cash interest expense of $3.3 million during that period.

2.	STOCK-BASED COMPENSATION

We recognized $1.7 million and $2.0 million of stock-based compensation expense during the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, stock-based compensation expense was $2.8 million and $3.4 million, respectively. Compensation expense is included in selling, general and administrative expenses. Compensation expense related to stock options is calculated using a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method is used for recognizing stock-based compensation expense. Total compensation expense related to non-vested options not yet recognized at June 30, 2009 was approximately $10.9 million, which we expect to recognize as compensation expense over the next five years.

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

	Notional Amounts		Fair Value
(in millions of U.S. Dollars)	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:

Interest Rate Swap Contracts (1)	$—	$480.0	$—	$(34.5)	Other non-current liabilities
Foreign Exchange Contracts	2.0	10.7	—	(1.5)	Accrued other expenses

	2.0	490.7	—	(36.0)
Derivatives not receiving hedge accounting treatment:

Interest Rate Swap Contracts (1)	447.2	—	(26.1)	—	Other non-current liabilities
Foreign Exchange Contracts	6.2	—	(0.1)	—	Accrued other expenses

	453.4	—	(26.2)	—

Total derivatives	$455.4	$490.7	$(26.2)	$(36.0)

(1)	As of April 1, 2009, cash flow hedge accounting treatment was discontinued.

Foreign Exchange Risk

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish Zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Our Mexican peso forward exchange contracts initially met the definition of cash flow hedges and accordingly, the effective portion of the fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains were recorded against production expense when the contracts are executed. As of June 30, 2009, we had a commitment to purchase $8.1 million in Mexican pesos over the next twelve months. During the three months ended June 30, 2009, approximately $6.2 million of our peso forward exchange contracts became ineffective under cash flow hedge accounting, resulting in $0.1 million in fair value losses for the respective period.

Interest Rate Risk

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fix the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt through December 31, 2010. However, effective April 1, 2009, we dedesignated these instruments and discontinued hedge accounting. Periodic measurement of hedge effectiveness was performed quarterly through March 31 2009. Any changes in the fair value of derivatives determined to be effective were recorded as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity, while any ineffective changes in the fair value were recorded in earnings and reflected in the condensed consolidated statement of income as part of interest expense.

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps will be amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. In conjunction with this, we discontinued cash flow hedge accounting treatment of our interest rate swap agreements. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense and any subsequent changes in the fair value of these swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 30, 2009:

	Fair Value Measurements (in millions of U.S. dollars)
Description	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Exchange Contracts	$(0.1)	$—	$(0.1)	$—
Other Assets - Warrants	0.2	—	0.2	—
Interest Rate Swap Contracts	(26.1)	—	(26.1)	—

	$(26.0)	$—	$(26.0)	$—

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of our foreign exchange contracts is based on observable foreign exchange forward contract rates. The fair value of warrants is determined based on the underlying quoted stock price and associated implied volatility. The fair value of our interest rate swaps is determined based on third-party valuation models.

4.	GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2009 and December 31, 2008 is comprised of:

(in thousands of U.S. dollars)	June 30, 2009	Dec. 31, 2008
Goodwill:
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	18,257	18,257
International, Digital Media & Services	83,173	83,173

Total goodwill	$640,939	$640,939

The components of intangible assets are as follows:

	June 30, 2009				Dec. 31, 2008
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Mailing lists, non compete agreements and other	$40,455	$(4,836)	$35,619	17.6	$40,455	$(3,825)	$36,630	18.5
Customer relationships	140,000	(18,089)	121,911	11.5	140,000	(12,788)	127,212	12.0
Non-amortizing intangible assets
Valassis name, tradenames, trademarks, and other (1)	87,641	—	87,641		87,641	—	87,641

	$268,096	$(22,925)	$245,171		$268,096	$(16,613)	$251,483

(1)	Includes the effect of an impairment charge of $39.7 million related to tradenames and trademarks incurred in the fourth quarter of 2008.

5.	CONTINGENCIES

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

The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $8.0 million, reflecting our best estimate of our potential sales tax liability.

In addition to the above matters, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	June 30, 2009	Dec. 31, 2008
Senior Secured Revolving Credit Facility	$—	$—
6 5/8% Senior Secured Notes due 2009, net of discount	—	51,784
Senior Convertible Notes due 2033, net of discount	58	56
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	415,461	458,654
Senior Secured Delayed Draw Term Loan	137,786	152,073

	1,093,305	1,202,567
Less current portion	6,197	90,855

Total long-term debt	$1,087,108	$1,111,712

On January 22, 2009, we entered into the First Amendment to our senior secured credit facility, or the Amendment. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125.0 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. Under the Amendment we are permitted to exclude from the definition of “Consolidated Interest Expense” swap termination and cancellation costs incurred in connection with any purchase, repurchase, payment or prepayment of any loans under the senior secured credit facility, including pursuant to a modified Dutch auction. The Amendment also makes certain technical and conforming changes to the terms of the senior secured credit facility. During the six months ended June 30, 2009, we repurchased an aggregate principal amount of approximately $54.4 million of our outstanding term loans under our senior secured credit facility at prices below par, resulting in a pre-tax gain of $8.8 million, representing the difference between the face amounts (par value) of the term loans repurchased and the repurchase prices of the term loans, including fees, which is recognized in the current year income statement. Taxes on this gain will be deferred for five years and then payable at 20% for each of the next five years.

On January 15, 2009, we satisfied and discharged the indenture governing our 6 5/8% Senior Secured Notes due 2009, or the 2009 Secured Notes, in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee).

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	SEGMENT REPORTING

Valassis’ segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Neighborhood Targeted and Free-standing Inserts (FSI). All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include NCH, direct mail, VRMS, security services, interactive and in-store. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 2008 Form 10-K. We evaluate performance based on earnings from operations (segment profit). Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended June 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2009
Revenues from external customers	$313.6	$99.0	$92.1	$39.3	$544.0
Intersegment revenues	$4.0	$4.5	$9.3	$0.5	$18.3
Depreciation/amortization	$12.8	$1.1	$3.0	$0.5	$17.4
Segment profit	$23.4	$10.0	$4.3	$6.4	$44.1

2008
Revenues from external customers	$350.4	$108.3	$88.7	$47.5	$594.9
Intersegment revenues	$3.6	$3.5	$9.7	$—	$16.8
Depreciation/amortization	$12.7	$0.6	$3.2	$0.7	$17.2
Segment profit/(loss)	$22.8	$11.8	$(2.4)	$2.6	$34.8

	Six Months Ended June 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2009
Revenues from external customers	$624.5	$211.6	$185.7	$73.4	$1,095.2
Intersegment revenues	$8.3	$12.5	$19.0	$0.9	$40.7
Depreciation/amortization	$25.9	$2.0	$6.1	$1.1	$35.1
Segment profit	$42.2	$20.6	$5.3	$10.4	$78.5

2008
Revenues from external customers	$706.7	$208.5	$187.3	$89.5	$1,192.0
Intersegment revenues	$7.0	$10.2	$20.0	$—	$37.2
Depreciation/amortization	$26.7	$1.1	$5.6	$1.4	$34.8
Segment profit/(loss)	$53.7	$22.9	$(0.4)	$0.8	$77.0

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2009	2008	2009	2008
Segment profit	$44.1	$34.8	$78.5	$77.0
Unallocated amounts:
Interest expense	(21.4)	(25.2)	(43.0)	(51.3)
Interest income	0.1	0.6	0.4	1.4
Other income	2.8	1.0	11.4	2.1

Earnings before income taxes	$25.6	$11.2	$47.3	$29.2

Domestic and foreign revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2009	2008	2009	2008
United States	$532.8	$572.8	$1,072.7	$1,150.2
Foreign	11.2	22.1	22.5	41.8

Total	$544.0	$594.9	$1,095.2	$1,192.0

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	June 30, 2009	Dec. 31, 2008
United States	$204.0	$223.8
Foreign	9.6	10.1

Total	$213.6	$233.9

8.	COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income, both net of tax, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2009	2008	2009	2008
Net earnings	$15,948	$6,614	$28,976	$17,555

Other comprehensive income:
Unrealized changes in fair value of cash flow hedges	409	15,255	3,606	469
Amortization of realized losses on cash flow hedges	1,789	—	2,107	—
Foreign currency translation adjustment	857	12	59	283

Total comprehensive income	$19,003	$21,881	$34,748	$18,307

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars, except per share data)	2009	2008	2009	2008
Net earnings	$15,948	$6,614	$28,976	$17,555

Basic EPS:
Weighted average common shares outstanding	47,983	47,867	47,981	47,865

Earnings per common share - basic	$0.33	$0.14	$0.60	$0.37

Diluted EPS:
Weighted average common shares outstanding	47,983	47,867	47,981	47,865
Weighted average shares issued on exercise of dilutive options and restricted shares	2,498	797	2,472	1,712
Shares purchased with assumed proceeds of options and unearned restricted shares	(1,531)	(637)	(1,771)	(1,614)
Shares contingently issuable	11	61	11	61

Shares applicable to diluted earnings	48,961	48,088	48,693	48,024

Earnings per common share - diluted	$0.33	$0.14	$0.60	$0.37

Unexercised employee stock options to purchase 8.3 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2009 because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

10.	NEW ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168. SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), as the source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the SEC). All existing accounting standards will be superseded and accounting literature not included in the Codification will be considered non-authoritative. The Codification is not expected to change U.S. GAAP; instead, it changes the referencing of authoritative accounting literature. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 requires us to adjust references to authoritative accounting literature in our financial statements, but will not affect our financial position, results of operations or liquidity. In preparation for the adoption of SFAS 168, we have included the new Accounting Standards Codification (“ASC”) reference parenthetically in the following discussion of new accounting pronouncements recently adopted.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1 (ASC 470-20), which specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is applicable retrospectively for all periods presented and is effective for our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes, substantially all of which we repurchased pursuant to a cash tender offer in May 2008. The debt component of the 2033 Secured Notes was recognized retrospectively at the present value of its cash flows discounted using a 6.48% discount rate, our borrowing rate at the date of issuance of notes for a similar debt instrument without the conversion features. The equity component, recorded as additional paid-in capital, was $28.8 million, which represents the difference between the proceeds from the issuance of the 2033 Secured Notes and the fair value of the liability, net of deferred taxes of $15.5 million as of the date of the issuance of the 2033 Secured Notes. This retrospective adjustment is reflected on the condensed consolidated balance sheets presented as of June 30, 2009 and December 31, 2008.

FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the 2033 Secured Notes, which was May 2003 to May 2008. The condensed consolidated statements of income were retrospectively modified compared to previously reported amounts for the three months ended June 30, 2008 by reducing net earnings and EPS by $0.7 million and $0.01, respectively, as a result of recognizing incremental non-cash interest of $1.1 million during that period. For the six months ended June 30, 2008, net earnings and EPS were reduced by $2.2 million and $0.04, respectively, as a result of recognizing $3.3 million of incremental non-cash interest expense. There is no impact to the current year condensed consolidated statement of income as the 2033 Secured Notes were substantially repurchased in May 2008.

On January 1, 2009, we adopted SFAS No. 141 (Revised), “Business Combinations,” or SFAS 141R (ASC 805). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment and disclosure for certain specific items in a business combination. The adoption of SFAS 141R impacts our accounting for future business combinations that take place after January 1, 2009.

On January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” or SFAS 160 (ASC 810-10). Under the provisions of SFAS 160, a non-controlling interest in a subsidiary or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling interest in a deconsolidation. The adoption of SFAS 160 did not have an impact on our financial condition, results of operations or liquidity.

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” or SFAS 161 (ASC 815-10). SFAS 161 expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have an impact on our financial condition, results of operations or liquidity. For additional information regarding the disclosures required by SFAS 161, see Note 3 to our unaudited condensed consolidated financial statements included in this Form 10-Q.

On January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets (ASC 350-30).” This FSP amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP applies prospectively to all intangible assets acquired after January 1, 2009, whether acquired in a business combination or otherwise. The adoption of FSP No. FAS 142-3 impacts our future accounting for new intangible assets acquired in future business combinations that take place after January 1, 2009.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On January 1, 2009, we adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” or FSP No. FAS 157-2 (ASC 820-10) which permitted a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP No. FAS 157-2 did not have an impact on our financial condition, results of operations or liquidity.

On January 1, 2009, we adopted Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations,” or EITF 08-6 (ASC 323-10). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of EITF 08-6 did not have an impact on our financial condition, results of operations or liquidity.

On January 1, 2009, we adopted FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share–Based Payment Transactions Are Participating Securities (ASC 260-10),” which states that unvested share–based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The adoption of EITF 03-6-1 did not have a material impact on our reported basic and diluted earnings per share amounts.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or SFAS 165 (ASC 855-10). SFAS 165 sets forth general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for periods ending after June 15, 2009. We adopted SFAS 165 during the current quarter and the adoption did not have an impact on our consolidated financial condition, results of operation or liquidity. We evaluated subsequent events through the issuance of our condensed consolidated financial statements on August 7, 2009.

11.	SUBSEQUENT EVENT

On July 23, 2009, we were awarded $300.0 million for compensatory damages in our unfair competition and tortious interference lawsuit against News America Marketing, a subsidiary of News Corporation, in Michigan’s Wayne County Circuit Court. The award is subject to the risks of post-trial motions, appeal and collection. Pre- and post-judgment interest are accruing and the $300.0 million, plus applicable interest, is not reflected in the accompanying unaudited condensed consolidated financial statements and will not be reflected in future financial statements until all uncertainties have been resolved.

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

The following tables present the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008 and the related condensed consolidating statements of income for the three and six months ended June 30, 2009 and 2008, and the condensed consolidating statements of cash flow for the six months ended June 30, 2009 and 2008.

Condensed Consolidating Balance Sheet

June 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$117,413	$5,228	$18,498	$—	$141,139
Accounts receivable, net	117,675	235,984	23,500	—	377,159
Inventories	27,940	6,146	—	—	34,086
Prepaid expenses and other	43,770	(2,553)	1,374	(21,866)	20,725
Refundable income taxes	33,054	(22,941)	(464)	—	9,649
Deferred income taxes	1,649	275	(116)	—	1,808

Total current assets	$341,501	$222,139	$42,792	$(21,866)	$584,566

Property, plant and equipment, net	31,273	180,119	2,254	—	213,646
Intangible assets, net	35,199	843,926	6,985	—	886,110
Investments	278,684	17,663	—	(294,003)	2,344
Intercompany note and loan receivable	640,728	(631,009)	(9,719)	—	—
Other assets	14,565	6,472	4	—	21,041

Total assets	$1,341,950	$639,310	$42,316	$(315,869)	$1,707,707

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long term debt	6,197	—	—	—	6,197
Accounts payable	119,194	168,656	13,249	(20,821)	280,278
Accrued expenses	43,765	49,024	7,108	(1,046)	98,851
Progress billings	13,585	11,347	8,095	—	33,027

Total current liabilities	$182,741	$229,027	$28,452	$(21,867)	$418,353

Long-term debt	1,087,108	—	—	—	1,087,108
Other non-current liabilities	40,153	19,653	1,296	—	61,102
Deferred income taxes	(10,982)	113,191	(3,995)	—	98,214
Stockholders’ equity	42,930	277,439	16,563	(294,002)	42,930

Total liabilities and stockholders’ equity	$1,341,950	$639,310	$42,316	$(315,869)	$1,707,707

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$187,187	$363,494	$18,890	$(25,534)	$544,037

Cost and expenses:
Cost of products sold	145,401	276,180	13,996	(25,534)	410,043
Selling, general and administrative	31,576	51,799	3,284	—	86,659
Amortization expense	5	3,251		—	3,256

Total costs and expenses	176,982	331,230	17,280	(25,534)	499,958

Earnings from operations	10,205	32,264	1,610	—	44,079

Other expenses (income):
Interest expense	21,385	—	—	—	21,385
Interest income	(115)	(7)	(32)	—	(154)
Intercompany interest	(16,208)	16,208	—	—	—
Other income, net	(1,893)	(862)	(11)	—	(2,766)

Total other expenses (income)	3,169	15,339	(43)	—	18,465

Earnings before income taxes	7,036	16,925	1,653	—	25,614

Income taxes	3,764	5,510	392	—	9,666
Equity in net earnings of subsidiary	12,676	1,261	—	(13,937)	—

Net earnings	$15,948	$12,676	$1,261	$(13,937)	$15,948

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$188,814	$400,894	$27,146	$(21,929)	$594,925

Cost and expenses:
Cost of products sold	152,957	308,700	21,242	(21,929)	460,970
Selling, general and administrative	29,761	61,746	5,362	—	96,869
Amortization expense	55	2,250	—	—	2,305

Total costs and expenses	182,773	372,696	26,604	(21,929)	560,144

Earnings from operations	6,041	28,198	542	—	34,781

Other expenses (income):
Interest expense	25,225	—	2	—	25,227
Interest income	(492)	(48)	(101)	—	(641)
Intercompany interest	(17,348)	17,348	—	—	—
Other income, net	(92)	(933)	(23)	—	(1,048)

Total other expenses (income)	7,293	16,367	(122)	—	23,538

Earnings (loss) before income taxes	(1,252)	11,831	664	—	11,243

Income taxes	692	3,745	192	—	4,629
Equity in net earnings of subsidiary	8,558	472	—	(9,030)	—

Net earnings	$6,614	$8,558	$472	$(9,030)	$6,614

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$390,992	$721,568	$34,159	$(51,527)	$1,095,192

Cost and expenses:
Cost of products sold	311,141	553,130	24,789	(51,527)	837,533
Selling, general and administrative	61,271	105,291	6,325	—	172,887
Amortization expense	11	6,301	—	—	6,312

Total costs and expenses	372,423	664,722	31,114	(51,527)	1,016,732

Earnings from operations	18,569	56,846	3,045	—	78,460

Other expenses (income):
Interest expense	43,029	—	—	—	43,029
Interest income	(336)	(7)	(61)	—	(404)
Intercompany interest	(35,424)	35,424	—	—	—
Other income, net	(9,858)	(1,482)	(121)	—	(11,461)

Total other expenses (income)	(2,589)	33,935	(182)	—	31,164

Earnings before income taxes	21,158	22,911	3,227	—	47,296

Income taxes	10,540	7,179	601	—	18,320
Equity in net earnings of subsidiary	18,358	2,626	—	(20,984)	—

Net earnings	$28,976	$18,358	$2,626	$(20,984)	$28,976

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$381,582	$805,935	$51,733	$(47,244)	$1,192,006

Cost and expenses:
Cost of products sold	305,175	618,153	40,243	(47,244)	916,327
Selling, general and administrative	64,005	118,764	11,279	—	194,048
Amortization expense	111	4,500	—	—	4,611

Total costs and expenses	369,291	741,417	51,522	(47,244)	1,114,986

Earnings from operations	12,291	64,518	211	—	77,020

Other expenses (income):
Interest expense	51,344	—	4	—	51,348
Interest income	(671)	(445)	(252)	—	(1,368)
Intercompany interest	(36,484)	36,484	—	—	—
Other income, net	(646)	(1,518)	(3)	—	(2,167)

Total other expenses (income)	13,543	34,521	(251)	—	47,813

Earnings (loss) before income taxes	(1,252)	29,997	462	—	29,207

Income taxes	531	10,626	495	—	11,652
Equity in net earnings (loss) of subsidiary	19,338	(33)	—	(19,305)	—

Net earnings	$17,555	$19,338	$(33)	$(19,305)	$17,555

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by operating activities	$51,988	$71,105	$303	$—	$123,396

Investing Activities
Additions to property, plant and equipment	(3,043)	(5,399)	(201)	—	(8,643)
Other	—	96	—	—	96

Net cash used in investing activities	$(3,043)	$(5,303)	$(201)	$—	$(8,547)

Financing Activities
Cash provided by (used in) intercompany activity	66,511	(66,511)	—	—	—
Borrowings of long-term debt	20,000	—	—	—	20,000
Financing costs	(544)	—	—	—	(544)
Payment of long-term debt	(119,940)	—	—	—	(119,940)

Net cash used in financing activities	(33,973)	(66,511)	—	—	(100,484)

Effect of exchange rate changes on cash	—	—	218	—	218

Net increase (decrease) in cash	14,972	(709)	320	—	14,583
Cash at beginning of period	102,441	5,937	18,178	—	126,556

Cash at end of period	$117,413	$5,228	$18,498	$—	$141,139

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash provided by (used in) operating activities	$(5,104)	$83,548	$2,591	$—	$81,035

Investing Activities
Additions to property, plant and equipment	(12,794)	(2,590)	(312)	—	(15,696)
Proceeds from sales of property, plant and equipment	—	28,876	—	—	28,876

Net cash provided by (used in) investing activities	$(12,794)	$26,286	$(312)	$—	$13,180

Financing Activities
Cash provided by (used in) intercompany activity	152,117	(152,117)	—	—	—
Borrowings of long-term debt	160,000	—	—	—	160,000
Repayment of long-term debt	(187,893)	—	—	—	(187,893)
Proceeds from issuance of common stock	29	—	—	—	29

Net cash (used in) provided by financing activities	124,253	(152,117)	—	—	(27,864)

Effect of exchange rate changes on cash	—	—	237	—	237

Net increase (decrease) in cash	106,355	(42,283)	2,516	—	66,588
Cash at beginning of period	4,599	95,754	24,886	—	125,239

Cash at end of period	$110,954	$53,471	$27,402	$—	$191,827

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements found in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt documents; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; recent disruptions in the credit markets that make it difficult for companies to secure financing; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; we may be required to recognize additional impairment charges against goodwill and intangible assets in the future; the outcome of ADVO’s pending shareholder lawsuits; our current litigation with News America Incorporated has been and may continue to be costly and may divert management’s attention; possible governmental regulation or litigation affecting aspects of our business; the credit and liquidity crisis in the financial markets could continue to affect our results of operations and financial condition; reductions of our credit ratings may have an adverse impact on our business; counterparties to our secured credit facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global credit markets; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to, those risk factors described in our Annual Report on Form 10-K for the year ended 2008, or the 2008 Form 10-K, and other filings by us with the United States Securities and Exchange Commission (“SEC”).

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

During the first half of 2009, we continued to face challenges due to the current economic recession. Advertising spending is particularly sensitive to changes in the economic environment, as clients’ advertising spending is discretionary and may be more constricted during such times. As a result of this environment, we adopted a profit maximization plan in the last quarter of 2008 (the “2009 Profit Maximization Plan”). The purpose of our 2009 Profit Maximization Plan is to effectively reduce costs, increase production efficiencies and focus on the greatest growth and profit opportunities for the future.

During the second quarter of 2009, we reported revenues of $544.0 million, representing a decrease of 8.6% compared to $594.9 million for the second quarter of 2008. This decrease is due primarily to the negative effect the economic slowdown has had on our clients’ marketing budgets, as well as divested and discontinued businesses which contributed $9.8 million to revenue in the prior year period. Second quarter of 2009 net earnings were $15.9 million, representing an increase of 141.1% from $6.6 million (after retrospective application of FSP APB 14-1 as described in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) in the second quarter of 2008. This was due primarily to reduced interest expense as the result of the paydown of debt and a gain of $0.9 million, net of taxes, related to repurchases of our senior secured credit facility debt at a discount to par and to our improved cost structure as the result of the 2009 Profit Maximization Plan we adopted in the last quarter of 2008. Second quarter of 2009 earnings per share, or EPS, were $0.33, up from $0.14 in the second quarter of 2008.

Segment Results

Shared Mail

During the second quarter of 2009, the challenging economic environment continued to affect our clients’ advertising spending and contributed to the Shared Mail segment’s 10.5% revenue decline from $350.4 million during the second quarter of 2008 to $313.6 million during the second quarter of 2009. For the six months ended June 30, 2009 the Shared Mail segment reported revenues of $624.5 million, an 11.6% decrease from $706.7 million reported in the comparable period of the prior year.

The decrease in Shared Mail revenues for both the three and six-months ended June 30, 2009 was due to volume declines, client shifts to lower-priced and lighter-weight inserts and lower sell rates from the Red Plum® wrap product. The reduced advertising spending was apparent as eight out of our top ten advertising categories experienced revenue declines, most notably, clients in the mass merchandising category.

The lower volume was demonstrated in the pieces and packages statistics for both the three and six month periods ended June 30, 2009. Total Shared Mail pieces were 8.0 billion and 16.2 billion for the three and six months ended June 30, 2009, respectively, decreasing 2.6% and 3.7%, respectively, from the comparable prior year periods. Shared Mail packages were 971.2 million and 1,953.4 million for the three and six months ended June 30, 2009, respectively, decreasing 5.7% and 5.3%, respectively, from the comparable prior year periods. Our business optimization efforts to reduce underperforming packages along with the fewer under-utilized packages in certain markets drove the decrease in Shared Mail packages. Average pieces per package were 7.9 pieces and 8.0 pieces for the three and six months ended June 30, 2009 increasing 2.6% and 1.9%, respectively, from the comparable prior year periods.

Shared Mail’s gross margin percentage was 24.9% for the second quarter of 2009 increasing 0.7 percentage points from the second quarter of 2008. The increase in gross margin was due to the distribution savings from fewer packages and from two recently formed newspaper alliances which became operational during 2009, print and paper cost synergies and operational efficiencies. Also contributing to the gross margin improvement was the increase in average pieces per package and resultant efficiencies in unused postage. For the six months ended June 30, 2009, gross margin decreased 0.7 percentage points to 24.4% from the comparable period of the prior year. The year-to-date lower volumes, the reduction of Red Plum® wrap revenues and the lighter weight inserts from grocery clients offset the positive gross margin gains experienced in the second quarter of 2009.

During the second quarter of 2009, the gross margin improvement and reductions in SG&A spending contributed to the 2.6% Shared Mail segment profit improvement to $23.4 million from $22.8 million in the second quarter of 2008. For the six months ended June 30, 2009, Shared Mail segment profit was $42.2 million decreasing $11.5 million from the comparable prior year period. The six month decrease was primarily attributable to the revenue decline experienced during the first half of 2009.

Neighborhood Targeted

Our Neighborhood Targeted revenues were $99.0 million in the quarter ended June 30, 2009, representing a decrease of 8.6% from $108.3 million for the quarter ended June 30, 2008. This decrease was primarily due to reduced advertising spending by our clients in the financial services and telecommunications verticals. Revenues from solo preprints increased in excess of 42%, but were more than offset by decreases in Run of Press (ROP), sampling and polybag advertising. Declines in sampling and polybag advertising are attributable primarily to the economic downturn, as these products are tied to store grand openings and new product introductions, and continue to be our most cyclical products. Segment profit was $10.0 million for the second quarter of 2009 compared to $11.8 million for the second quarter of 2008, due primarily to the revenue reduction and a shift in product mix.

During the six months ended June 30, 2009, Neighborhood Targeted revenues increased 1.5% to $211.6 million from $208.5 million during the six months ended June 30, 2008. Significant increases in activity in the financial services sector in the first quarter of 2009 were offset by declines in the second quarter of 2009. Segment profit for the six months ended June 30, 2009 was $20.6 million compared to $22.9 million in the year-ago period. This reduction, despite a slight increase in revenues, was due to a change in product and client mix.

FSI

During the quarter ended June 30, 2009, FSI revenues were $92.1 million, representing an increase of 3.8% from $88.7 million during the quarter ended June 30, 2008. The increased revenues were attributable to growth of 8% in industry units for the quarter partially offset by continued price deterioration and decreased newspaper circulation. Revenues for the first six months of 2009 were $185.7 million, a decrease of 0.9% from $187.3 million in the year-ago period. This decline was due to continued price deterioration that offset volume gains. Industry units grew approximately 4.5% during the first six months of 2009 compared to the year-ago period. FSI cost of goods sold decreased for the three and six months ended June 30, 2009 from the respective year-ago periods on a cost-per-thousand (CPM) basis, due to lower paper costs and efficiencies gained in media and print costs due to increased volume.

FSI segment profit was $4.3 million during the quarter ended June 30, 2009, compared to a loss of $2.4 million during the year-ago quarter. During the six months ended June 30, 2009, FSI segment profit was $5.3 million compared to a loss of $0.4 million in the year-ago period. These increases were due to the effect of higher volume and the positive impact resulting from our cost management efforts.

International, Digital Media & Services

Second quarter 2009 revenues for this segment were $39.3 million, a decrease of 17.3% from $47.5 million during the second quarter of 2008. This decrease is attributable to businesses divested or discontinued during the second half of 2008, which accounted for $9.8 million of revenues (representing 1.6% of our consolidated revenues) in the year-ago quarter, as well as foreign currency fluctuations. This segment experienced segment profit of $6.4 million during the second quarter of 2009 compared to a $2.6 million profit during the second quarter of 2008, primarily due to the discontinuance of the unprofitable businesses described above, as well as a significant increase in U.S. coupon clearing volume.

For the six months ended June 30, 2009, this segment recorded revenues of $73.4 million, a decrease of 18% from $89.5 million in the six months ended June 30, 2008. This decrease was primarily attributable to the discontinued businesses mentioned above, which accounted for $17.8 million of revenues in the six months ended June 30, 2008.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs decreased in the second quarter of 2009 to $86.7 million from $96.9 million in the second quarter of 2008. For the six months ended June 30, 2009, SG&A costs decreased to $172.9 million from $194.0 million in the year-ago period. These decreases were primarily attributable to reductions in headcount and discretionary spending as part of our previously disclosed 2009 Profit Maximization Plan. The remaining decrease was due to discontinued businesses and other cost reductions.

Amortization Expense

We recorded amortization expense of $3.3 million during the quarter ended June 30, 2009, an increase of $1.0 million from the second quarter of 2008, due to a decrease in the estimated remaining life of an intangible asset. For the six months ended June 30, 2009, amortization expense was $6.3 million compared to $4.6 million for the six months ended June 30, 2008.

Other Expenses (Income)

Interest expense was $21.4 million in the second quarter of 2009, compared to $25.2 million (after retrospective application of FSP APB 14-1 as discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) in the second quarter of 2008. The decrease was due to lower debt balances as a result of voluntary term loan repurchases under our senior secured credit facility, as well as the repayment of $51.8 million of our 6 5/8% Senior Secured Notes due 2009, or the 2009 Secured Notes, in January 2009, offset by a net increase of $1.7 million relating to changes in the fair value of our interest rate swap contracts and related amortization of the deferred losses on these contracts. We repurchased, at a weighted average discount to par of 7.3%, an aggregate principal amount of $21.6 million of outstanding term loans under our senior secured credit facility, which we refer to as “Term Loan Repurchases,” pursuant to modified Dutch auctions during the quarter ended June 30, 2009 for an aggregate purchase price of $20.2 million, including fees. These repurchases resulted in a pre-tax gain of $1.4 million which is included in other income and represents the difference between the face amounts (par value) of the term loans repurchased and the repurchase prices of the term loans, including fees.

Net Earnings

Net earnings were $15.9 million for the second quarter of 2009, an increase of $9.3 million, or 141.1%, from $6.6 million in the second quarter of 2008. The increase in earnings was due to our improved cost structure as the result of our 2009 Profit Maximization Plan, reduced interest expense and a gain of $0.9 million, net of tax, from the Term Loan Repurchases. Diluted earnings per share were $0.33 in the second quarter of 2009, compared to $0.14 in the second quarter of 2008.

Net earnings for the six months ended June 30, 2009 were $29.0 million, representing an increase of 65.1% from $17.6 million for the six months ended June 30, 2008. The increase was the result of our improved cost structure, reduced interest expense due to lower debt levels and a gain of $5.5 million, net of tax, from the Term Loan Repurchases. Diluted earnings per share were $0.60 for the six months ended June 30, 2009 compared to $0.37 in the year-ago period.

Financial Condition, Liquidity and Sources of Capital

The following table presents our available sources of liquidity as of June 30, 2009:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents				$141.1
Debt facilities:
Senior Secured Revolving Credit Facility	$89.5	(1)	—	89.5

Total Available				$230.6

(1)	On January 22, 2009, we amended our credit agreement and voluntarily reduced the aggregate revolving credit commitments thereunder from $120.0 million to $100.0 million. The amount above is net of $10.5 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $141.1 million at June 30, 2009 compared to $126.6 million at December 31, 2008. This was the result of cash provided by operating activities of $123.4 million, offset by cash used in investing and financing activities of $8.5 million and $100.5 million, respectively, during the six months ended June 30, 2009.

Cash flows from operating activities were $123.4 million during the six months ended June 30, 2009 compared to $81.0 million during the year-ago period. For the six months ended June 30, 2009, net earnings excluding non-cash items such as the pre-tax $8.8 million gain on debt extinguishment, deferred income taxes, depreciation and amortization, increased by $11.1 million from the corresponding period in 2008. In addition to this increase, $31.2 million of net changes in assets and liabilities increased cash from operations and are further described below:

•	a decrease in inventory balances due to lower paper costs and efforts to reduce inventory on hand;

•	changes in cash outflows related to prepaid expenses were due to the timing of postage payments and the usage of postage as a result of when products are shipped; and

•	the timing of estimated income tax payments and refunds drove significant changes in cash flows.

Net cash used in investing activities was $8.5 million for the six months ended June 30, 2009 due to capital acquisitions of property, plant and equipment. Cash provided by investing activities during the six months ended June 30, 2008 included $28.9 million from the sale and leaseback of our Windsor, Connecticut locations, offset by $15.7 million in capital acquisitions of property, plant and equipment.

Net cash used in financing activities in the six months ended June 30, 2009 was $100.5 million. This included $51.8 million related to the satisfaction of our 2009 Secured Notes and $48.7 million in Term Loan Repurchases and related fees. Net cash used in financing activities in the year ago period was a result of principal payments on the term loan B portion of our senior secured credit facility, as well as the draw down of the delayed draw portion of our senior secured credit facility from which proceeds of $159.9 million were used to pay holders of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes.

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

Current and Long-term Debt

As of June 30, 2009, we had outstanding $1.1 billion in aggregate indebtedness, which consisted of $540.0 million of our unsecured 8 1/4% Senior Notes due 2015, $415.5 million and $137.8 million under the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, and $0.1 million of our 2033 Secured Notes. As of June 30, 2009, we had total outstanding letters of credit of approximately $10.5 million.

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

On January 22, 2009, we entered into the First Amendment, to our senior secured credit facility, or the Amendment. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125.0 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the six months ended June 30, 2009, we repurchased an aggregate principal amount of approximately $54.4 million of our outstanding term loans under our senior secured credit facility at prices below par, resulting in a pre-tax gain of $8.8 million, representing the difference between the face amounts (par value) of the term loans repurchased and the repurchase prices of the term loans, including fees, which is recognized in the current period income statement. Taxes on this gain will be deferred for five years and then payable at 20% per year for each of the next five years.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2009, we had $415.5 million and $137.8 million outstanding under the term loan B and delayed draw portions, respectively, and $89.5 million available under the revolving line of credit portion (after giving effect to the reduction in the revolving line of credit availability pursuant to the Amendment and outstanding letters of credit), of our senior secured credit facility.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. For the quarters ended March 31, 2009 and June 30, 2009, we elected three-month LIBOR and one-month LIBOR, respectively, as the applicable base rates on borrowings under our senior secured credit facility.

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

Covenants

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of June 30, 2009.

	Required Ratio	Actual Ratio
Maximum senior secured leverage ratio	No greater than 3.75:1.00	2.57:1.00
Minimum consolidated interest coverage ratio	No less than 1.75:1.00	2.59:1.00

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

6 5/ 8% Senior Secured Notes due 2009

On January 15, 2009, we satisfied and discharged the 2009 Secured Notes indenture in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee.)

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million, net of discount) of the 2033 Secured Notes for an aggregate purchase price of $159.9 million. As of June 30, 2009, an aggregate principal amount of $85,000 (or approximately $58,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer.

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

As of June 30, 2009, we were in compliance with all of our indenture covenants.

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fix the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt through December 31, 2010. However, effective April 1, 2009, we dedesignated these instruments and discontinued hedge accounting. Periodic measurement of hedge effectiveness was performed quarterly through March 31, 2009. Any changes in the fair value of derivatives determined to be effective were recorded as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity, while any ineffective changes in the fair value were recorded in earnings and reflected in the condensed consolidated statement of income as part of interest expense.

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps will be amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010.

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. In conjunction with this, we have discontinued cash flow hedge accounting treatment of our interest rate swap agreements. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense and any subsequent changes in the fair value of these swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

Off-balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $8.6 million for the six months ended June 30, 2009, and are anticipated to be approximately $15.0 million to $20.0 million for the 2009 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of recently adopted accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Form 10-K. The following is intended to expand and replace the information provided under the caption “Goodwill, Intangible Assets and Other Long-lived Assets” in such Item 7.

Our long-lived assets consist primarily of property and equipment, mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized but is evaluated at least annually in the fourth quarter for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives and, therefore, we do not amortize them. We periodically review the carrying amounts of all of our long-lived assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the fourth quarter in the case of trade names and goodwill. The identification of units of accounting and the allocation of intangible assets by unit of accounting during 2008 were consistent with prior periods.

For goodwill, our annual impairment evaluation compares the fair value of each of our reporting units to its respective carrying amount and consists of two steps. First, we determine the fair values of each of our reporting units, as described below, and compare them to the corresponding carrying amounts. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner equivalent to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill.

We perform our impairment testing at the reporting unit level. Based on the criteria necessary to evaluate the number of reporting units that exist, we identified six reporting units as follows:

Goodwill at Dec. 31, 2008 ($ in millions)
Shared Mail	$534.2
NCH Marketing Services, Inc.	64.9
Newspaper products	23.6
Valassis Relationship Marketing Systems	10.1
Valassis In Store Solutions, Inc.	4.5
Solo direct mail	3.6

$640.9

The identification of reporting units and the allocation of goodwill to reporting units during 2008 were consistent with prior periods.

We estimate the fair values of our reporting units through a combination of income-based and market-based approaches. We rely primarily on the income-based approach and use the market-based approach to validate the results. The income-based approach is based on projected future debt-free cash flows that are discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. We estimate future cash flows for each of our reporting units based on our operating result projections for the respective operating unit. These projected cash flows are discounted to present value using a weighted average cost of capital thought to be indicative of market participants. At December 31, 2008, we used a discount rate of 17.5% for all of our reporting units, except for NCH for which we used 15.0%, due to differences in industry and risk profile. Discount rates used in prior-year testing ranged from 13.0% (for, among other reporting units, Shared Mail) to 15.0% depending on each unit’s risk profile. The projections are based on both past performance and the projections and assumptions used in our current operating plan. As such we assumed the economic downturn would continue in 2009, resulting in revenue declines, and begin recovery in 2010. We used unique revenue growth assumptions for each reporting unit, based on history and product characteristics, ranging from declines of 2% to growth of 10% through 2013, and used growth factors ranging from 0% - 3% to calculate terminal value at the end of five years for each reporting unit.

With respect to the Shared Mail reporting unit, in performing the annual impairment test as of December 31, 2008, we estimated a decline in revenue for 2009 of 2.2%, compared to the revenue growth estimate of 3.0% we used when we performed the annual impairment test as of December 31, 2007. This decline was based on the revenue declines we experienced in the second half of 2008, the current economic outlook at that time and the advertising recession. We have assumed a recovery for Shared Mail in 2010, resulting in growth rates between 2.3% and 3.5% for the remaining years under the income-based approach. In addition, we applied profitability assumptions consistent with historical trends at various revenue levels. Such assumptions are subject to change as a result of changing economic and competitive conditions.

The market-based approach estimates fair value by applying trading multiples of potential earnings, such as EBITDA and revenues, of other publicly-traded companies within the industries our reporting units participate in to our reporting units. We believe this approach is appropriate because it provides a fair value using trading multiples from companies with operations and economic characteristics similar to our reporting units.

Based on the valuation approach described above, we recorded impairment charges of $187.2 million and $18.8 million against the Shared Mail and solo direct mail reporting units, respectively, during the quarter ended December 31, 2008. An increase in the discount rate for the Shared Mail reporting unit of 1% would result in a decline in fair value of approximately $55 million, while a 1% decrease in the discount rate for the Shared Mail reporting unit would cause an increase in fair value of approximately $63 million. A 1% change in revenue growth rates for Shared Mail would trigger a change in fair value of approximately $50 million. The fair values of the remaining reporting units exceeded their respective carrying amounts as of December 31, 2008 by 14% in the case of NCH, 127% in the case of Newspaper products and a weighted average of 18% for the remaining units.

Consistent with the prior year, we tested the value assigned to our trade names utilizing an estimated market royalty rate representing the percentage of revenue a market participant would be willing to pay as a royalty for their use. Based on our analysis of market transactions, we used a 1% royalty rate (equivalent to the rate used in the prior year) applied to future estimated revenue streams and performed a discounted cash flow analysis. As of December 31, 2008, the resulting fair value based on this calculation, using a discount factor of 17.5% (up from 13% in the prior year due to increased market risk), which represented the weighted average cost of capital of market participants, indicated an impairment in the amount of $39.7 million, due to the negative effect of the current economic environment on our future revenues and customer retention assumptions.

Our future operating results, liquidity and debt covenant compliance are not expected to be impacted as a result of recording an impairment charge at December 31, 2008. The primary driver of the impairment charge was an increase in discount rate reflecting the risk assessed by the market at that time. Based on our results and stock price recovery during the first half of 2009, our market risk profile has improved and no impairment indicators existed at June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Euro dollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively convert an aggregate of $447.2 million, or 80.8% of our variable rate debt, to fixed rate debt. As of June 30, 2009, the fair value of these derivatives was a liability of $26.1 million and an aggregate principal amount of $106.0 million outstanding under the term loan B and delayed draw term loan portions of our senior secured credit facility was subject to interest rate variability.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish Zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. We purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Our Mexican peso forward exchange contracts initially met the definition of cash flow hedges and accordingly, the effective portion of the fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains were recorded against production expense when the contracts are executed. As of June 30, 2009, we had a commitment to purchase $8.1 million in Mexican pesos over the next twelve months. During the three months ended June 30, 2009, approximately $6.2 million of our peso forward exchange contracts became ineffective under cash flow hedge accounting, resulting in $0.1 million in fair value losses during such period.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

On January 18, 2006, (and thereafter on October 16, 2006 via an Amended complaint, the “operative complaint”) Valassis filed a lawsuit in the United States District Court for the Eastern District of Michigan against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). The operative complaint alleges violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Specifically, the operative complaint alleges that News has tied the purchase of its in-store promotion and advertising services to the purchase of space in its FSI and that News has attempted to monopolize the FSI market.

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

The Michigan case was tried to a jury in Wayne County during May, June and July, 2009. The jury returned a verdict of $300.0 million in Valassis’ favor on July 23, 2009. Judgment will be entered in due course and pre- and post-judgment interest is accruing. The Federal and California cases are currently not scheduled for trial. Valassis alleges damages, injunctive relief, costs and other remedies available under the various causes of action.

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

No shares of our common stock were repurchased during the quarter ended June 30, 2009. There are 6.1 million shares currently available under approved share repurchase programs. We suspended our share repurchase program in February 2006 and no shares have been repurchased since that time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s stockholders voted on the following items described below at its Annual Meeting of Stockholders held on April 23, 2009:

a.	The election of the nominees for directors who will serve for a term to expire at the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified was voted on by the stockholders. The nominees, all of whom were elected, were: Joseph B. Anderson, Patrick F. Brennan, Kenneth V. Darish, Walter H. Ku, Robert L. Recchia, Marcella A. Sampson, Alan F. Schultz, Wallace S. Snyder and Faith Whittlesey. Votes were cast for election of directors as follows:

Director	Votes For	Votes Against	Abstentions	Broker Non-Votes
Joseph B. Anderson	41,468,559	3,180,434	143,446	0
Patrick F. Brennan	31,485,639	13,159,514	147,286	0
Kenneth V. Darish	41,840,764	2,816,631	135,044	0
Walter H. Ku	31,516,456	13,130,158	145,825	0
Robert L. Recchia	41,396,238	3,282,660	113,544	0
Marcella A. Sampson	31,545,403	13,102,856	144,180	0
Alan F. Schultz	41,890,814	3,323,179	78,445	0
Wallace S. Snyder	32,813,462	11,850,696	128,281	0
Faith Whittlesey	41,626,055	3,021,977	144,406	0

b.	The proposal to approve the Valassis Communications, Inc. Stock Option Exchange Program was not approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,551,784	25,675,232	11,637	6,553,790

c.	The proposal to ratify the appointment of Deloitte and Touche LLP, as our independent auditors for the 2009 fiscal year was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
44,100,460	624,634	67,349	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2009

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