Form 10-Q
period 2009-09-30
VALASSIS COMMUNICATIONS INC
filed 2009-11-06
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 2, 2009, there were 48,159,632 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended September 30, 2009

Part I - Financial Information

Item 1. Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

Assets	Sept. 30, 2009	Dec. 31, 2008

Current assets:
Cash and cash equivalents	$110,865	$126,556
Accounts receivable (less allowance for doubtful accounts of $7,872 at September 30, 2009 and $9,887 at December 31, 2008)	416,046	479,749
Inventories:
Raw materials	19,208	29,662
Work in progress	15,116	18,511
Prepaid expenses and other	25,820	31,235
Deferred income taxes	1,731	1,879
Refundable income taxes	23,434	15,509

Total current assets	612,220	703,101

Property, plant and equipment, at cost:
Land and buildings	43,871	43,832
Machinery and equipment	216,031	215,551
Office furniture and equipment	205,360	199,712
Automobiles	1,200	214
Leasehold improvements	28,737	25,456

	495,199	484,765
Less accumulated depreciation and amortization	(290,271)	(250,828)

Net property, plant and equipment	204,928	233,937

Intangible assets:
Goodwill	640,091	640,939
Other intangibles, net	242,015	251,483

Net intangible assets	882,106	892,422

Investments	2,481	2,555
Other assets	19,458	21,166

Total assets	$1,721,193	$1,853,181

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

Liabilities and Stockholders’ Equity	Sept. 30, 2009	Dec. 31, 2008

Current liabilities:
Current portion long-term debt	$6,197	$90,855
Accounts payable	299,781	337,359
Accrued interest	8,882	16,677
Accrued compensation and benefits	60,773	45,348
Accrued other expenses	36,655	40,830
Progress billings	40,306	44,539

Total current liabilities	452,594	575,608

Long-term debt	1,046,229	1,111,712
Other non-current liabilities	59,192	66,029
Deferred income taxes	99,639	94,418

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at September 30, 2009 and December 31, 2008
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 63,619,896 at September 30, 2009 and 63,533,092 at December 31, 2008; outstanding 48,140,779 at September 30, 2009 and 48,053,975 at December 31, 2008	636	635
Additional paid-in capital	93,425	87,305
Retained earnings	498,739	455,963
Accumulated other comprehensive loss	(9,091)	(18,319)
Treasury stock, at cost (15,479,117 shares at September 30, 2009 and 15,479,117 shares at December 31, 2008)	(520,170)	(520,170)

Total stockholders’ equity	63,539	5,414

Total liabilities and stockholders’ equity	$1,721,193	$1,853,181

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Revenues	$544,064	$563,651	$1,639,256	$1,755,657

Costs and expenses:
Cost of products sold	407,572	453,045	1,245,105	1,369,372
Selling, general and administrative	90,660	93,872	263,547	287,920
Amortization expense	3,156	2,306	9,468	6,917

Total costs and expenses	501,388	549,223	1,518,120	1,664,209

Earnings from operations	42,676	14,428	121,136	91,448

Other expenses (income):
Interest expense	23,172	23,948	66,201	75,296
Interest income	(87)	(755)	(491)	(2,123)
Other (income) expense, net	(1,791)	120	(13,252)	(2,047)

Total other expenses (income)	21,294	23,313	52,458	71,126

Earnings (loss) before income taxes	21,382	(8,885)	68,678	20,322

Income tax expense (benefit)	7,582	(3,682)	25,902	7,970

Net earnings (loss)	$13,800	$(5,203)	$42,776	$12,352

Net earnings (loss) per common share, basic	$0.29	$(0.11)	$0.89	$0.26

Net earnings (loss) per common share, diluted	$0.28	$(0.11)	$0.87	$0.26

Shares used in computing net earnings per share, basic	48,007,932	47,874,976	47,992,134	47,869,460

Shares used in computing net earnings per share, diluted	49,586,299	47,874,976	49,343,110	47,995,188

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended Sept. 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$42,776	$12,352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	52,025	52,155
Amortization of bond discount	2,467	5,915
Provision for losses on accounts receivable	4,644	6,277
Gain on debt extinguishment, net of fees	(9,388)	-
Loss on termination of cash flow hedges, net	4,570	-
(Gain) loss on sale of property, plant and equipment	(184)	386
Gain on equity investments	(3,263)	(923)
Stock-based compensation charge	5,572	5,363
Deferred income taxes	998	(13,261)
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	59,059	87,186
Inventories	13,849	(4,126)
Prepaid expenses and other	5,427	(2,252)
Other liabilities	2,506	(2,218)
Other assets	2,579	4,040
Accounts payable	(37,578)	(65,731)
Accrued expenses, compensation and interest	3,455	(28,313)
Income taxes	(7,925)	(246)
Progress billings	(4,233)	8,134

Total adjustments	94,580	52,386

Net cash provided by operating activities	137,356	64,738

Cash flows from investing activities:
Additions to property, plant and equipment	(13,505)	(19,395)
Proceeds from sale of property, plant and equipment	96	28,876
Net proceeds from sale of French subsidiary	-	3,605

Net cash (used in) provided by investing activities	(13,409)	13,086

Cash flows from financing activities:
Borrowings of long-term debt	20,000	160,000
Payments of long-term debt	(159,817)	(218,243)
Financing costs	(937)	-
Proceeds from issuance of common stock	537	30

Net cash used in financing activities	(140,217)	(58,213)

Effect of exchange rate changes on cash	579	2,710
Net (decrease) increase in cash	(15,691)	22,321
Cash at beginning of period	126,556	125,239

Cash at end of period	$110,865	$147,560

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$66,397	$82,074
Cash paid during the period for income taxes	$31,390	$28,661
Non-cash financing activities:
Stock issued under stock-based compensation plan	$20	$1,351

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

Certain amounts included in the accompanying unaudited condensed consolidated financial statements for 2008 have been restated due to the required retrospective application of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 470-20 (formerly Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”) that we adopted as of January 1, 2009. The adoption of ASC 470-20 had no effect on the current period. There is no impact to previously reported net earnings and earnings per share, or EPS, for the three months ended September 30, 2008. Previously reported net earnings and EPS for the nine months ended September 30, 2008 have been reduced by $2.2 million and $0.04, respectively, as a result of recognizing incremental non-cash interest expense of $3.3 million during that period.

2.	STOCK-BASED COMPENSATION

We recognized $2.8 million and $2.0 million of stock-based compensation expense during the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, stock-based compensation expense was $5.6 million and $5.4 million, respectively. Compensation expense is included in selling, general and administrative expenses. Compensation expense related to stock options is calculated using a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method is used for recognizing stock-based compensation expense. Total compensation expense related to non-vested options not yet recognized at September 30, 2009 was approximately $9.2 million, which we expect to recognize as compensation expense over the next five years.

3.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE

We are exposed to market risks arising from adverse changes in foreign exchange rates and interest rates. We manage these risks through a variety of strategies which include the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify or have not been designated as hedges and are marked to market through earnings. The notional amounts and fair values of derivative instruments in the condensed consolidated financial statements were as follows:

	Notional Amounts		Fair Value		Balance Sheet Location
(in millions of U.S. Dollars)	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2009	Dec. 31, 2008
Derivatives designated as cash flow hedging instruments:

Interest Rate Swap Contracts (1)	$-	$480.0	$-	$(34.5)	Other non-current liabilities
Foreign Exchange Contracts	0.6	10.7	-	(1.5)	Accrued other expenses

	0.6	490.7	-	(36.0)

Derivatives not receiving hedge accounting treatment:

Interest Rate Swap Contracts (1)	447.2	-	(24.1)	-	Other non-current liabilities
Foreign Exchange Contracts	8.3	-	(0.1)	-	Accrued other expenses

	455.5	-	(24.2)	-

Total derivatives	$456.1	$490.7	$(24.2)	$(36.0)

(1)	As of April 1, 2009, cash flow hedge accounting treatment was discontinued.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Foreign Exchange Risk

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Our Mexican peso forward exchange contracts initially met the definition of cash flow hedges and, accordingly, the effective portion of the fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2009, we had a commitment to purchase $8.8 million in Mexican pesos over the next twelve months. Peso forward foreign exchange contracts that are ineffective under cash flow hedge accounting resulted in immaterial fair value losses for the three months ended September 30, 2009 and $0.1 million for the nine months ended September 30, 2009, respectively.

Interest Rate Risk

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fix the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt through December 31, 2010. Periodic measurement of hedge effectiveness was performed quarterly through March 31 2009. Any changes in the fair value of derivatives determined to be effective were recorded as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity, while any changes in the fair value of derivatives determined to be ineffective were recorded in earnings and reflected in the condensed consolidated statement of income as part of interest expense.

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. In conjunction with this, we discontinued cash flow hedge accounting treatment for the interest rate swap agreements. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense and any subsequent changes in the fair value of the swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps will be amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010.

Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 30, 2009:

	Fair Value Measurements (in millions of U.S. dollars)
Description	Asset/ (Liability) Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Exchange Contracts	$(0.1)	$-	$(0.1)	$-
Other Assets - Warrants	0.5	-	0.5	-
Interest Rate Swap Contracts	(24.1)	-	(24.1)	-

	$(23.7)	$-	$(23.7)	$-

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

4.	GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2009 and December 31, 2008 is comprised of:

(in thousands of U.S. dollars)	Sept. 30, 2009	Dec. 31, 2008

Goodwill:
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	18,257	18,257
International, Digital Media & Services	82,325	83,173

Total goodwill	$640,091	$640,939

The components of intangible assets are as follows:

	Sept. 30, 2009				Dec. 31, 2008
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Mailing lists, non compete agreements and other	$40,455	$(5,342)	$35,113	17.4	$40,455	$(3,825)	$36,630	18.5
Customer relationships	140,000	(20,739)	119,261	11.3	140,000	(12,788)	127,212	12.0
Non-amortizing intangible assets
Valassis name, tradenames, trademarks, and other (1)	87,641	-	87,641		87,641	-	87,641

	$268,096	$(26,081)	$242,015		$268,096	$(16,613)	$251,483

(1)	Includes the effect of an impairment charge of $39.7 million related to tradenames and trademarks recorded in the fourth quarter of 2008.

5.	CONTINGENCIES

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. This motion was granted on March 27, 2009. On October 28, 2009, the parties entered into an agreement providing for the settlement of the action and filed papers seeking preliminary approval of a settlement agreement in the United States District Court for the District of Connecticut. The settlement is subject to approval by the court, and the settlement amount of $12.5 million will be paid from the proceeds of ADVO’s directors and officers’ insurance policy, with no adverse impact to Valassis’ financial statements.

The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $9.3 million, reflecting our best estimate of our potential sales tax liability.

In addition to the above matters, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

6.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	Sept 30, 2009	Dec. 31, 2008

Senior Secured Revolving Credit Facility	$-	$-
6 5/8% Senior Secured Notes due 2009, net of discount	-	51,784
Senior Convertible Notes due 2033, net of discount	58	56
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	385,718	458,654
Senior Secured Delayed Draw Term Loan	126,650	152,073

	1,052,426	1,202,567
Less current portion	6,197	90,855

Total long-term debt	$1,046,229	$1,111,712

On January 22, 2009, we entered into the First Amendment to our senior secured credit facility, or the Amendment. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125.0 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. Under the Amendment, we are permitted to exclude from the definition of “Consolidated Interest Expense” swap termination and cancellation costs incurred in connection with any purchase, repurchase, payment or prepayment of any loans under the senior secured credit facility, including pursuant to a modified Dutch auction. The Amendment also makes certain technical and conforming changes to the terms of the senior secured credit facility. During the nine months ended September 30, 2009, we repurchased an aggregate principal amount of approximately $93.7 million of our outstanding term loans under our senior secured credit facility at prices below par, resulting in a pre-tax gain of $9.4 million, recorded as other income, net, in our condensed consolidated statements of income. This pre-tax gain represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase price of the term loans, including fees. Taxes on this gain will be deferred for five years and then are payable at 20% for each of the next five years.

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

The estimated fair market value of our debt was $74.0 million and $705.3 million below carrying value as of September 30, 2009 and December 31, 2008, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to the comparable U.S. Treasury securities plus a spread for credit risk and other factors.

7.	SEGMENT REPORTING

Valassis’ segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Neighborhood Targeted and Free-standing Inserts (FSI). All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include NCH Marketing Services, Inc., direct mail, software analytics, security services, interactive and in-store. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-makers. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 2008 Form 10-K. We evaluate performance based on earnings from operations (segment profit). Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended Sept. 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total

2009
Revenues from external customers	$319.5	$92.0	$92.6	$40.0	$544.1
Intersegment revenues	$5.3	$9.4	$5.4	$0.6	$20.7
Depreciation/amortization	$12.2	$1.1	$2.9	$0.7	$16.9
Segment profit	$29.6	$3.9	$2.3	$6.9	$42.7

2008
Revenues from external customers	$327.0	$107.0	$91.4	$38.3	$563.7
Intersegment revenues	$2.6	$6.3	$9.3	$0.1	$18.3
Depreciation/amortization	$12.6	$0.6	$3.8	$0.4	$17.4
Segment profit (loss)	$13.2	$5.0	$0.2	$(4.0)	$14.4

	Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total

2009
Revenues from external customers	$944.0	$303.6	$278.3	$113.4	$1,639.3
Intersegment revenues	$13.6	$21.9	$24.4	$1.5	$61.4
Depreciation/amortization	$38.1	$3.1	$9.0	$1.8	$52.0
Segment profit	$71.8	$25.0	$7.1	$17.2	$121.1

2008
Revenues from external customers	$1,033.7	$315.5	$278.7	$127.8	$1,755.7
Intersegment revenues	$9.6	$16.5	$29.3	$0.1	$55.5
Depreciation/amortization	$39.3	$1.7	$9.4	$1.8	$52.2
Segment profit (loss)	$67.0	$27.8	$(0.2)	$(3.2)	$91.4

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2009	2008	2009	2008
Segment profit	$42.7	$14.4	$121.1	$91.4
Unallocated amounts:
Interest expense	(23.2)	(23.9)	(66.2)	(75.3)
Interest income	0.1	0.7	0.5	2.1
Other income (expense), net	1.8	(0.1)	13.3	2.1

Earnings (loss) before income taxes	$21.4	$(8.9)	$68.7	$20.3

Domestic and foreign revenues were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions of U.S. dollars)	2009	2008	2009	2008

United States	$530.8	$549.0	$1,603.5	$1,699.3
Foreign	13.3	14.7	35.8	56.4

Total	$544.1	$563.7	$1,639.3	$1,755.7

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	Sept. 30, 2009	Dec. 31, 2008

United States	$195.3	$223.8
Foreign	9.6	10.1

Total	$204.9	$233.9

8.	COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and total comprehensive income (loss), both net of tax, are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands of U.S. dollars)	2009	2008	2009	2008
Net earnings (loss)	$13,800	$(5,203)	$42,776	$12,352

Other comprehensive income (loss):
Unrealized changes in fair value of cash flow hedges	(36)	(523)	3,570	(54)
Amortization of realized losses on cash flow hedges	3,017	-	5,124	-
Foreign currency translation adjustment	475	1,265	534	1,548

Total comprehensive income (loss)	$17,256	$(4,461)	$52,004	$13,846

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share (EPS) data were computed as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands of U.S. dollars, except per share data)	2009	2008	2009	2008

Net earnings (loss)	$13,800	$(5,203)	$42,776	$12,352

Basic EPS:
Weighted average common shares outstanding	48,008	47,875	47,992	47,869

Earnings (loss) per common share - basic	$0.29	$(0.11)	$0.89	$0.26

Diluted EPS:
Weighted average common shares outstanding	48,008	47,875	47,992	47,869
Weighted average shares issued on exercise of dilutive options and restricted shares	3,381	-	2,584	314
Shares purchased with assumed proceeds of options and unearned restricted shares	(1,814)	-	(1,244)	(215)
Shares contingently issuable	11	-	11	27

Shares applicable to diluted earnings	49,586	47,875	49,343	47,995

Earnings (loss) per common share - diluted	$0.28	$(0.11)	$0.87	$0.26

Unexercised employee stock options to purchase 7.4 million shares and 8.3 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2009, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

10.	NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” also known as FASB Accounting Standards Codification (“Codification” or “ASC”) 105. ASC 105 establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the SEC). All existing accounting standards were superseded and accounting literature not included in the Codification is considered non-authoritative. The Codification did not change U.S. GAAP; instead, it changed the referencing of authoritative accounting literature. Adoption of ASC 105 required us to adjust references to authoritative accounting literature in our financial statements, but did not affect our financial position, results of operations or liquidity. The Codification became effective for financial statements issued for interim or annual periods ending after September 15, 2009. We have included references to the new Codification in this Quarterly Report on Form 10-Q and the previous authoritative references are noted parenthetically.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On January 1, 2009, we adopted the requirements of ASC 470-20 (formerly FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”), which specifies that issuers of convertible debt should separately account for the liability and equity components of such instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption required retrospective application for all periods presented and is effective for our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes, substantially all of which we repurchased pursuant to a cash tender offer in May 2008. The debt component of the 2033 Secured Notes was recognized retrospectively at the present value of its cash flows discounted using a 6.48% discount rate, our borrowing rate at the date of issuance of notes for a similar debt instrument without the conversion features. The equity component, recorded as additional paid-in capital, was $28.8 million, which represents the difference between the proceeds from the issuance of the 2033 Secured Notes and the fair value of the liability, net of deferred taxes of $15.5 million as of the date of the issuance of the 2033 Secured Notes. This retrospective adjustment is reflected on the condensed consolidated balance sheets presented as of September 30, 2009 and December 31, 2008.

The adoption also requires an accretion of the resultant debt discount over the expected life of the 2033 Secured Notes, which was May 2003 to May 2008. The condensed consolidated statements of income were retrospectively modified compared to previously reported amounts for the nine months ended September 30, 2008 by reducing net earnings and EPS by $2.2 million and $0.04, respectively, as a result of recognizing incremental non-cash interest of $3.3 million during that period. There is no impact to previously reported amounts for the three months ended September 30, 2008 and there is no impact to the current year condensed consolidated statement of income as the 2033 Secured Notes were substantially repurchased in May 2008.

On January 1, 2009, we adopted changes issued in ASC 805 (formerly SFAS No. 141 (Revised), “Business Combinations”) which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. ASC 805 also includes changes to the accounting treatment and disclosure for certain specific items in a business combination. The adoption of ASC 805 will impact our accounting for business combinations that occur after January 1, 2009.

On January 1, 2009, we adopted accounting guidance within ASC 810-10 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”). Under the provisions of ASC 810-10, a non-controlling interest in a subsidiary or minority interest, must be classified as equity and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the statement of consolidated earnings. ASC 810-10 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling interest in a deconsolidation. The adoption of ASC 810-10 did not have an impact on our financial condition, results of operations or liquidity.

On January 1, 2009, we adopted the disclosure requirements within ASC 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”) which expands the disclosure requirements of derivative instruments and hedging activities to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. The adoption of these disclosure requirements of ASC 815-10 did not have an impact on our financial condition, results of operations or liquidity. For additional information regarding these disclosures, see Note 3 to our unaudited condensed consolidated financial statements included in this Form 10-Q.

On January 1, 2009, we adopted the applicable sections of ASC 350-30 (formerly FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 applies prospectively to all intangible assets acquired after January 1, 2009, whether acquired in a business combination or otherwise. The adoption of the applicable sections of ASC 350-30 will impact our accounting for new intangible assets acquired in business combinations that occur after January 1, 2009.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On January 1, 2009, we adopted the applicable sections of ASC 820-10 (formerly FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”) with regards to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the applicable sections of ASC 820-10 did not have an impact on our financial condition, results of operations or liquidity.

On January 1, 2009, we adopted the applicable sections of ASC 323-10 (formerly Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”) which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of the applicable sections of ASC 323-10 did not have an impact on our financial condition, results of operations or liquidity.

On January 1, 2009, we adopted the applicable sections of ASC 260-10 (formerly FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The adoption of the applicable sections of ASC 260-10 did not have a material impact on our reported basic and diluted earnings per share amounts.

Effective April 1, 2009, we adopted the requirements of ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”). ASC 855-10 sets forth general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We have evaluated subsequent events in accordance with this guidance through the issuance of our condensed consolidated financial statements on November 6, 2009.

Effective July 1, 2009 we adopted ASC 825-10 (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”) which requires the disclosure of fair value of financial instruments for interim periods as well as in annual financial statements. ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of these disclosure requirements did not have an impact on our financial condition, results of operations or liquidity. See Note 6 for information related to the fair value disclosure of our debt.

ISSUED

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. We are currently evaluating the impact, if any, of the adoption of ASU 2009-13 on our financial statements.

11.	OTHER INFORMATION

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

The following tables present the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008 and the related condensed consolidating statements of income for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidating statements of cash flow for the nine months ended September 30, 2009 and 2008.

Condensed Consolidating Balance Sheet

September 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$91,646	$2,990	$16,229	$-	$110,865
Accounts receivable, net	126,247	257,603	32,196	-	416,046
Inventories	27,346	6,978	-	-	34,324
Prepaid expenses and other	67,043	(8,457)	1,266	(34,032)	25,820
Refundable income taxes	53,331	(29,370)	(527)	-	23,434
Deferred income taxes	1,650	271	(190)	-	1,731

Total current assets	367,263	230,015	48,974	(34,032)	612,220

Property, plant and equipment, net	30,060	171,987	2,881	-	204,928
Intangible assets, net	35,193	839,925	6,988	-	882,106
Investments	294,621	16,609	-	(308,749)	2,481
Intercompany note and loan receivable	591,115	(581,396)	(9,719)	-	-
Other assets	13,468	5,986	4	-	19,458

Total assets	$1,331,720	$683,126	$49,128	$(342,781)	$1,721,193

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long term debt	$6,197	$-	$-	$-	$6,197
Accounts payable	124,268	189,746	19,801	(34,034)	299,781
Accrued expenses	38,876	58,644	8,790	-	106,310
Progress billings	23,906	8,624	7,776	-	40,306

Total current liabilities	193,247	257,014	36,367	(34,034)	452,594

Long-term debt	1,046,229	-	-	-	1,046,229
Other non-current liabilities	38,586	19,413	1,193	-	59,192
Deferred income taxes	(9,881)	113,515	(3,995)	-	99,639
Stockholders’ equity	63,539	293,184	15,563	(308,747)	63,539

Total liabilities and stockholders’ equity	$1,331,720	$683,126	$49,128	$(342,781)	$1,721,193

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$102,441	$5,937	$18,178	$-	$126,556
Accounts receivable, net	222,793	234,300	22,656	-	479,749
Inventories	39,451	8,722	-	-	48,173
Prepaid expenses and other	(2,781)	19,259	3,605	11,152	31,235
Refundable income taxes	39,454	(23,647)	(298)	-	15,509
Deferred income taxes	1,853	97	(71)	-	1,879

Total current assets	403,211	244,668	44,070	11,152	703,101

Property, plant and equipment, net	33,247	197,927	2,763	-	233,937
Intangible assets, net	35,210	850,233	6,979	-	892,422
Investments	259,308	14,615	-	(271,368)	2,555
Intercompany loan and note receivable	753,963	(744,244)	(9,719)	-	-
Other assets	16,635	4,527	4	-	21,166

Total assets	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$90,855	$-	$-	$-	$90,855
Accounts payable	192,470	117,507	16,230	11,152	337,359
Accrued expenses	39,210	54,526	9,119	-	102,855
Progress billings	29,629	7,246	7,664	-	44,539

Total current liabilities	352,164	179,279	33,013	11,152	575,608

Long-term debt	1,111,712	-	-	-	1,111,712
Other non-current liabilities	45,392	17,962	2,675	-	66,029
Deferred income taxes	(13,108)	112,691	(5,165)	-	94,418
Stockholders’ equity	5,414	257,794	13,574	(271,368)	5,414

Total liabilities and stockholders’ equity	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$180,278	$370,520	$15,259	$(21,993)	$544,064

Cost and expenses:
Cost of products sold	141,504	278,365	9,696	(21,993)	407,572
Selling, general and administrative	35,559	51,583	3,518	-	90,660
Amortization expense	6	3,150	-	-	3,156

Total costs and expenses	177,069	333,098	13,214	(21,993)	501,388

Earnings from operations	3,209	37,422	2,045	-	42,676

Other expenses (income):
Interest expense	23,172	-	-	-	23,172
Interest income	(94)	(4)	11	-	(87)
Intercompany interest	(17,092)	17,092	-	-	-
Other income, net	(1,123)	(935)	267	-	(1,791)

Total other expenses (income)	4,863	16,153	278	-	21,294

Earnings (loss) before income taxes	(1,654)	21,269	1,767	-	21,382

Income tax expense (benefit)	(61)	7,295	348	-	7,582
Equity in net earnings of subsidiary	15,393	1,419	-	(16,812)	-

Net earnings	$13,800	$15,393	$1,419	$(16,812)	$13,800

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$191,969	$375,221	$19,601	$(23,140)	$563,651

Cost and expenses:
Cost of products sold	160,623	299,476	16,086	(23,140)	453,045
Selling, general and administrative	32,248	56,428	5,196	-	93,872
Amortization expense	55	2,251	-	-	2,306

Total costs and expenses	192,926	358,155	21,282	(23,140)	549,223

Earnings (loss) from operations	(957)	17,066	(1,681)	-	14,428

Other expenses (income):
Interest expense	23,946	-	2	-	23,948
Interest income	(583)	17	(189)	-	(755)
Intercompany interest	(23,182)	23,182	-	-	-
Other income, net	198	(594)	516	-	120

Total other expenses (income)	379	22,605	329	-	23,313

(Loss) earnings before income taxes	(1,336)	(5,539)	(2,010)	-	(8,885)

Income tax expense (benefit)	(1,280)	(2,501)	99	-	(3,682)
Equity in net earnings (loss) of subsidiary	(5,147)	(2,109)	-	7,256	-

Net (loss) earnings	$(5,203)	$(5,147)	$(2,109)	$7,256	$(5,203)

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$571,270	$1,092,088	$49,418	$(73,520)	$1,639,256

Cost and expenses:
Cost of products sold	452,645	831,495	34,485	(73,520)	1,245,105
Selling, general and administrative	96,830	156,874	9,843	-	263,547
Amortization expense	17	9,451	-	-	9,468

Total costs and expenses	549,492	997,820	44,328	(73,520)	1,518,120

Earnings from operations	21,778	94,268	5,090	-	121,136

Other expenses (income):
Interest expense	66,201	-	-	-	66,201
Interest income	(430)	(11)	(50)	-	(491)
Intercompany interest	(52,516)	52,516	-	-	-
Other income, net	(10,981)	(2,417)	146	-	(13,252)

Total other expenses (income)	2,274	50,088	96	-	52,458

Earnings before income taxes	19,504	44,180	4,994	-	68,678

Income tax expense	10,479	14,474	949	-	25,902
Equity in net earnings of subsidiary	33,751	4,045	-	(37,796)	-

Net earnings	$42,776	$33,751	$4,045	$(37,796)	$42,776

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$573,551	$1,181,156	$71,334	$(70,384)	$1,755,657

Cost and expenses:
Cost of products sold	465,798	917,629	56,329	(70,384)	1,369,372
Selling, general and administrative	96,253	175,192	16,475	-	287,920
Amortization expense	166	6,751	-	-	6,917

Total costs and expenses	562,217	1,099,572	72,804	(70,384)	1,664,209

Earnings (loss) from operations	11,334	81,584	(1,470)	-	91,448

Other expenses (income):
Interest expense	75,290	-	6	-	75,296
Interest income	(1,254)	(428)	(441)	-	(2,123)
Intercompany interest	(59,666)	59,666	-	-	-
Other income, net	(448)	(2,112)	513	-	(2,047)

Total other expenses (income)	13,922	57,126	78	-	71,126

Earnings (loss) before income taxes	(2,588)	24,458	(1,548)	-	20,322

Income tax expense (benefit)	(749)	8,125	594	-	7,970
Equity in net earnings (loss) of subsidiary	14,191	(2,142)	-	(12,049)	-

Net earnings (loss)	$12,352	$14,191	$(2,142)	$(12,049)	$12,352

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

Operating activities
Net cash provided by (used in) operating activities	$38,901	$100,570	$(2,115)	$-	$137,356

Investing Activities
Additions to property, plant and equipment	(4,329)	(8,763)	(413)	-	(13,505)
Other	-	96	-	-	96

Net cash used in investing activities	(4,329)	(8,667)	(413)	$-	(13,409)

Financing Activities
Cash provided by (used in) intercompany activity	94,850	(94,850)	-	-	-
Borrowings of long-term debt	20,000	-	-	-	20,000
Financing costs	(937)	-	-	-	(937)
Payment of long-term debt	(159,817)	-	-	-	(159,817)
Proceeds from issuance of common stock	537				537

Net cash used in financing activities	(45,367)	(94,850)	-	-	(140,217)

Effect of exchange rate changes on cash	-	-	579	-	579

Net decrease in cash	(10,795)	(2,947)	(1,949)	-	(15,691)
Cash at beginning of period	102,441	5,937	18,178	-	126,556

Cash at end of period	$91,646	$2,990	$16,229	$-	$110,865

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

Operating activities
Net cash provided by (used in) operating activities	$(13,524)	$83,251	$(4,989)	$-	$64,738

Investing Activities
Additions to property, plant and equipment	(13,632)	(4,177)	(1,586)	-	(19,395)
Proceeds from sales of property, plant and equipment	-	28,876	-		28,876
Net proceeds from sale of French subsidiary	-	-	3,605	-	3,605

Net cash provided by (used in) investing activities	(13,632)	24,699	2,019	$-	13,086

Financing Activities
Cash provided by (used in) intercompany activity	193,346	(193,346)	-	-	-
Borrowings of long-term debt	160,000	-	-	-	160,000
Repayment of long-term debt	(218,243)	-	-	-	(218,243)
Proceeds from issuance of common stock	30	-	-	-	30

Net cash (used in) provided by financing activities	135,133	(193,346)	-	-	(58,213)

Effect of exchange rate changes on cash	-	-	2,710	-	2,710

Net increase (decrease) in cash	107,977	(85,396)	(260)	-	22,321
Cash at beginning of period	4,599	95,754	24,886	-	125,239

Cash at end of period	$112,576	$10,358	$24,626	$-	$147,560

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements found in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt documents; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; ongoing disruptions in the credit markets that make it difficult for companies to secure financing; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; we may be required to recognize additional impairment charges against goodwill and intangible assets in the future; court approval of the settlement agreement among the parties to the pending ADVO securities class action lawsuit; our current litigation with News America Incorporated may be costly and divert management’s attention; possible governmental regulation or litigation affecting aspects of our business; the credit and liquidity crisis in the financial markets could continue to affect our results of operations and financial condition; reductions of our credit ratings may have an adverse impact on our business; counterparties to our secured credit facility and interest rate swaps may not be able to fulfill their obligations due to disruptions in the global credit markets; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to, those risk factors described in our Annual Report on Form 10-K for the year ended 2008, or the 2008 Form 10-K, and other filings by us with the United States Securities and Exchange Commission (“SEC”).

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

Since late 2008, we have faced challenges due to the ongoing economic recession. Advertising spending is particularly sensitive to changes in the economic environment, as clients’ advertising spending is discretionary and may be more constricted during such times. As a result of this environment, we adopted a profit maximization plan in the last quarter of 2008 (the “2009 Profit Maximization Plan”). The purpose of our 2009 Profit Maximization Plan was to effectively reduce costs, increase production efficiencies and focus on the greatest growth and profit opportunities for the future. We have successfully executed against this plan in 2009, exceeding our original cost savings expectations. We believe these cost management efforts will improve our cost structure for the future.

During the third quarter of 2009, we reported revenues of $544.1 million, representing a decrease of 3.5% compared to $563.7 million for the third quarter of 2008. This decrease is due primarily to the negative effect the economic slowdown has had on our clients’ marketing budgets, as well as divested and discontinued businesses which contributed $3.8 million to revenue in the prior year period. Third quarter of 2009 net earnings were $13.8 million, compared to a $5.2 million net loss in the third quarter of 2008. This was due primarily to our improved cost structure as the result of business optimization and cost containment efforts. Third quarter of 2009 diluted earnings per share, or EPS, were $0.28, up from $0.11 loss per share in the third quarter of 2008.

For the nine months ended September 30, 2009, we reported revenues of $1,639.3 million, representing a decrease of 6.6% compared to $1,755.7 million for the prior year period. This decrease was due to the negative impact of the economic slowdown, as well as divested and discontinued businesses which contributed $21.6 million to revenue in the prior year period. Net earnings for the nine months ended September 30, 2009 were $42.8 million, representing an increase of 246.3% from $12.4 million in the prior year period (after retrospective application of ASC 470-20 as described in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). This was due primarily to our improved cost structure as the result of business optimization and cost containment efforts. For the nine months ended September 30, 2009, EPS was $0.87, representing an increase of 234.6% from $0.26 for the prior year period.

Segment Results

Shared Mail

Revenues for the Shared Mail segment were $319.5 million in the third quarter of 2009 decreasing $7.5 million, or 2.3%, from $327.0 million in the third quarter of 2008. The decrease in revenue was primarily due to volume declines of unprofitable packages, as well as client shifts to lighter weight inserts.

For the nine months ended September 30, 2009, the Shared Mail segment reported revenue of $944.0 million, an 8.7% decrease from $1,033.7 million reported in the prior year period reflecting the challenging economic environment of the past year which has been negatively affecting our clients’ advertising budgets. The reduced client advertising spending was apparent as six out of our top 10 advertising categories experienced year-over-year revenue declines, most notably, clients in the mass merchandising category. This decrease in revenues resulted from volume declines of packages and shifts to lower priced and lighter weight inserts as experienced in the third quarter. Also contributing to the year-over-year decrease was lower sell rates from the Red Plum® wrap product.

The volume decline was demonstrated in the package and piece statistics for both the three and nine-month periods. Total Shared Mail pieces were 8.3 billion and 24.5 billion for the three and nine months ended September 30, 2009, respectively, decreasing 2.0% and 3.1%, respectively, from the prior year periods. Shared Mail packages were 0.9 billion and 2.9 billion for the three and nine months ended September 30, 2009, respectively, decreasing 9.1% and 6.5%, respectively, from the prior year periods. Our business optimization efforts and reduction in underperforming packages drove the decrease in Shared Mail packages. Average pieces per package were 8.5 pieces and 8.2 pieces for the three and nine months ended September 30, 2009, respectively, increasing 7.5% and 3.7%, respectively, from the prior year periods.

Shared Mail’s gross margin percentage was 26.4% for the third quarter of 2009 increasing 3.7 percentage points from the third quarter of 2008. The increase in gross margin was due to the distribution savings from fewer packages and from recently formed newspaper alliances which became operational during 2009, as well as, lower print and paper costs. Also contributing to the gross margin improvement was the increase in average pieces per package and resultant efficiencies in unused postage. Unused postage as a percentage of base postage was 19.7% for the third quarter of 2009 decreasing 2.6 percentage points from the prior year quarter. For the nine months ended September 30, 2009, gross margin increased 0.8 percentage points to 25.1% from the prior year period. The positive gross margin gains of the third quarter were partially offset by year-to-date lower volumes, the reduction of Red Plum® wrap sell rates and the lighter weight inserts from grocery clients.

Shared Mail segment profit for the third quarter of 2009 was $29.6 million increasing $16.4 million, or 124.2%, from $13.2 million in profit reported for the third quarter of 2008. Effective cost management, including package optimization efforts, newspaper alliances and reductions in selling, general and administrative (SG&A) spending due to cost controls contributed to the Shared Mail segment profit improvement. For the nine months ended September 30, 2009, Shared Mail segment profit was $71.8 million increasing $4.8 million from $67.0 million during the prior year period.

Neighborhood Targeted

Our Neighborhood Targeted revenues were $92.0 million in the third quarter of 2009, representing a decrease of 14.0% from $107.0 million in the third quarter of 2008. Revenues from solo preprints increased in excess of 15% as we continued to have success with our cross-selling efforts, but were more than offset by decreases in Run-of-Press (ROP) revenues due to reduced advertising spending by clients in our financial services and telecommunications verticals and a reduction in sampling and polybag advertising. Declines in sampling and polybag advertising are attributable primarily to the economic downturn, as these products are tied to store grand openings and new product introductions, and continue to be our most cyclical products. Segment profit was $3.9 million for the third quarter of 2009 compared to $5.0 million for the third quarter of 2008, due primarily to the revenue reduction and a shift in product mix.

During the nine months ended September 30, 2009, Neighborhood Targeted revenues decreased 3.8% to $303.6 million from $315.5 million during the prior year period. Significant increases in revenue from the financial services sector in the first quarter of 2009 were offset by declines in the third quarter of 2009. As in the third quarter, although preprint revenue was up significantly, the increase was more than offset by declines in ROP and sampling/polybag advertising revenues. Segment profit for the nine months ended September 30, 2009 was $25.0 million compared to $27.8 million in the prior year period. This reduction was due to the revenue decline.

FSI

Third quarter 2009 FSI revenues were $92.6 million, representing an increase of 1.3% from $91.4 million during the third quarter of 2008. The increased revenues were attributable to growth of 3.4% in industry units for the quarter. Revenues for the first nine months of 2009 were $278.3 million, flat compared to $278.7 million in the prior year period. Continued price deterioration offset volume gains. Industry units grew approximately 4.2% during the first nine months of 2009 compared to the prior year period. FSI cost of goods sold decreased for the three and nine months ended September 30, 2009 from the respective prior year periods on a cost-per-thousand (CPM) basis, due to lower paper costs and efficiencies gained in media and print costs due to increased volume.

FSI segment profit was $2.3 million during the quarter ended September 30, 2009, compared to $0.2 million during the prior year quarter. During the nine months ended September 30, 2009, FSI segment profit was $7.1 million compared to a loss of $0.2 million in the prior year period. These increases were due to the effect of higher volume and the positive impact on our cost structure from our cost management efforts.

International, Digital Media & Services

Third quarter 2009 revenues for this segment were $40.0 million, an increase of 4.4% from $38.3 million during the third quarter of 2008. This increase was primarily due to an increase in coupon clearing volume, which more than offset decreases due to divested or discontinued businesses during the second half of 2008, which accounted for $3.8 million of revenues (representing 0.7% of our consolidated revenues) in the prior year quarter, as well as foreign currency fluctuations. This segment experienced segment profit of $6.9 million during the third quarter of 2009 compared to a $4.0 million loss during the third quarter of 2008, primarily due to the discontinuance of the unprofitable businesses described above, as well as a significant increase in U.S. coupon clearing volume.

For the nine months ended September 30, 2009, this segment recorded revenues of $113.4 million, a decrease of 11.3% from $127.8 million in the prior year period. This decrease was primarily attributable to the divested and discontinued businesses mentioned above, which accounted for $21.6 million of revenues in the nine months ended September 30, 2008.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs decreased in the third quarter of 2009 to $90.7 million from $93.9 million in the third quarter of 2008. For the nine months ended September 30, 2009, SG&A costs decreased to $263.5 million from $287.9 million in the prior year period. These decreases were primarily attributable to reductions in headcount and discretionary spending as part of our cost containment efforts and divested and discontinued businesses. These decreases were partially offset by additional incentive-based compensation expense as the result of increased profitability, as well as stock price appreciation, which had the effect of accelerating the vesting of certain executive officers’ performance-based stock options.

Amortization Expense

We recorded amortization expense of $3.2 million during the third quarter of 2009, an increase of $0.9 million from the third quarter of 2008. For the nine months ended September 30, 2009, amortization expense was $9.5 million compared to $6.9 million for the nine months ended September 30, 2008. These increases were due to a decrease in the estimated remaining life of an intangible asset.

Other Expenses (Income)

Interest expense was $23.2 million in the third quarter of 2009, compared to $23.9 million in the third quarter of 2008. The decrease was due to lower debt balances as a result of voluntary term loan repurchases under our senior secured credit facility discussed below, as well as the repayment of $51.8 million of our 6  5/8% Senior Secured Notes due 2009, or the 2009 Secured Notes, in January 2009, offset by a net increase of $2.8 million relating to changes in the fair value of our interest rate swap contracts and related amortization of the deferred losses on these contracts. During the quarter ended September 30, 2009, we repurchased, at a weighted average discount to par of 2.6%, an aggregate principal amount of $39.3 million of outstanding term loans under our senior secured credit facility, which we refer to as “Term Loan Repurchases,” pursuant to modified Dutch auctions for an aggregate purchase price of $38.7 million, including fees. As a result of these repurchases, a pre-tax gain of $0.6 million, which represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees, was recognized in the quarter and included in other income, net, in our condensed consolidated statements of income.

Interest expense was $66.2 million in the nine months ended September 30, 2009, compared to $75.3 million (after retrospective application of ASC 470-20 as discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) in the nine months ended September 30, 2008. This decrease was due to lower debt levels as described above. Term loan repurchases during the nine months ended September 30, 2009 resulted in a pre-tax gain of $9.4 million which is included in other income for the period.

Net Earnings

Net earnings were $13.8 million for the third quarter of 2009, an increase of $19.0 million from a net loss of $5.2 million in the third quarter of 2008. The increase in earnings was due to our improved cost structure as the result of our business optimization and cost containment efforts, reduced interest expense due to lower debt levels and a gain of $0.4 million, net of tax, from the Term Loan Repurchases. Diluted earnings per share were $0.28 in the third quarter of 2009, compared to a loss per share of $0.11 in the third quarter of 2008.

Net earnings for the nine months ended September 30, 2009 were $42.8 million, representing an increase of 246.3% from $12.4 million for the nine months ended September 30, 2008. The increase was the result of our improved cost structure, reduced interest expense due to lower debt levels and a gain of $5.8 million, net of tax, from the Term Loan Repurchases. Diluted earnings per share were $0.87 for the nine months ended September 30, 2009 compared to $0.26 in the prior year period.

Financial Condition, Liquidity and Sources of Capital

The following table presents our available sources of liquidity as of September 30, 2009:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available

Cash and cash equivalents				$110.9
Debt facilities:
Senior Secured Revolving Credit Facility	$89.6	(1)	-	89.6

Total Available				$200.5

(1)	On January 22, 2009, we amended our credit agreement and voluntarily reduced the aggregate revolving credit commitments thereunder from $120.0 million to $100.0 million. The amount above is net of $10.4 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $110.9 million at September 30, 2009 compared to $126.6 million at December 31, 2008. This was the result of cash flows from operating activities of $137.4 million, offset by cash used in investing and financing activities of $13.4 million and $140.2 million, respectively, during the nine months ended September 30, 2009.

Cash flows from operating activities were $137.4 million during the nine months ended September 30, 2009 compared to $64.7 million during the year-ago period. For the nine months ended September 30, 2009, net earnings and non-cash items such as the pre-tax gain on debt extinguishment of $9.4 million, deferred income taxes and depreciation and amortization, increased by $32.0 million from the year-ago period in 2008. In addition to this increase, $40.7 million of net changes in assets and liabilities increased cash from operations and are further described below:

•	a decrease in inventory balances due to lower paper costs and efforts to reduce inventory on hand;

•

cash outflows from accrued expenses, compensation and interest were lower in 2009 compared to 2008 as a result of lower interest payments as outstanding debt balances have decreased and the timing of compensation bonus payments changed from semi-annual payments in 2008 to annual payments in 2009; and

•

the decrease in cash inflows from accounts receivable in 2009 compared to 2008 were offset by the decrease in cash outflows related to accounts payable for the same period. These reductions are a result of reduced ROP business and related media costs.

Net cash used in investing activities was $13.4 million for the nine months ended September 30, 2009 due to capital acquisitions of property, plant and equipment. Cash provided by investing activities during the nine months ended September 30, 2008 included $28.9 million from the sale and leaseback of our Windsor, Connecticut facilities and $3.6 million from the sale of our French subsidiary, offset by $19.4 million in capital acquisitions of property, plant and equipment.

Net cash used in financing activities for the nine months ended September 30, 2009 was $140.2 million. This included $51.8 million related to the satisfaction of our 2009 Secured Notes and $88.4 million in Term Loan Repurchases and related fees. Net cash used in financing activities in the year-ago period was a result of principal payments on the term loan B portion of our senior secured credit facility, as well as the draw down of the delayed draw portion of our senior secured credit facility from which proceeds of $159.9 million were used to pay holders of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes.

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

Current and Long-term Debt

As of September 30, 2009, we had outstanding $1.1 billion in aggregate indebtedness, which consisted of $540.0 million of our unsecured 8  1/4% Senior Notes due 2015 (2015 Notes), $385.7 million and $126.7 million under the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, and $0.1 million of our 2033 Secured Notes. As of September 30, 2009, we had total outstanding letters of credit of approximately $10.4 million.

Our Senior Secured Credit Facility

General

On March 2, 2007, in connection with our acquisition of ADVO, Inc., we entered into a senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC.

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

On January 22, 2009, we entered into the First Amendment to our senior secured credit facility, or the Amendment. As a result of the Amendment, we are permitted to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions. The Amendment provides that we may use up to an aggregate of $125.0 million to effect modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the nine months ended September 30, 2009, we repurchased an aggregate principal amount of approximately $93.7 million of our outstanding term loans under our senior secured credit facility at prices below par, resulting in a pre-tax gain of $9.4 million, recorded as other income, net, in our condensed consolidated statements of income. This pre-tax gain represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. Taxes on this gain will be deferred for five years and are then payable at 20% per year for each of the next five years.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2009, we had $385.7 million and $126.7 million outstanding under the term loan B and delayed draw term loan portions, respectively, and $89.6 million available under the revolving line of credit portion (after giving effect to the reduction in the revolving line of credit availability pursuant to the Amendment and outstanding letters of credit), of our senior secured credit facility.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. For the quarter ended March 31, 2009, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. For the quarters ended June 30, 2009 and September 30, 2009, we elected one-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. As of October 1, 2009, we elected three-month LIBOR as the applicable rate for the fourth quarter of 2009. See “Financial Condition, Liquidity and Sources of Capital – Other Indebtedness” for additional information.

Guarantees and Security

Our senior secured credit facility is guaranteed by substantially all of our existing and future domestic restricted subsidiaries pursuant to a Guarantee, Security and Collateral Agency Agreement, as amended. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our subsidiary guarantors and 65% of the capital stock of our existing and future restricted foreign subsidiaries.

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

Covenants

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of September 30, 2009.

	Required Ratio	Actual Ratio
Maximum senior secured leverage ratio	No greater than 3.75:1.00	2.10:1.00
Minimum consolidated interest coverage ratio	No less than 1.75:1.00	3.04:1.00

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

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million, net of discount) of the 2033 Secured Notes for an aggregate purchase price of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of September 30, 2009, an aggregate principal amount of $85,000 (or approximately $58,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

8  1/4% Senior Notes due 2015

On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of 8 1/4 Senior Notes due 2015, or the 2015 Notes. Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539,925,000 original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes remains outstanding. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

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

As of September 30, 2009, we were in compliance with all of our indenture covenants.

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fix the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as hedging instruments to offset the changes in cash flows resulting from changes in interest rates on this variable rate debt through December 31, 2010. Periodic measurement of hedge effectiveness was performed quarterly through March 31, 2009. Any changes in the fair value of derivatives determined to be effective were recorded as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity, while any changes in the fair value of derivatives determined to be ineffective were recorded in earnings and reflected in the condensed consolidated statement of income as part of interest expense.

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. In conjunction with this, we discontinued cash flow hedge accounting treatment for the interest rate swap agreements. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense, and any subsequent changes in the fair value of the swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps will be amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010.

Off-balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $13.5 million for the nine months ended September 30, 2009, and are anticipated to be approximately $20.0 million for the 2009 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of new accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q filed subsequently thereafter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements which effectively convert an aggregate of $447.2 million, or 87.3% of our variable rate debt, to fixed rate debt. As of September 30, 2009, the fair value of these derivatives was a liability of $24.1 million and an aggregate principal amount of $65.2 million outstanding under the term loan B and delayed draw term loan portions of our senior secured credit facility was subject to interest rate variability.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources. We purchase the Mexican peso under three to twelve-month forward foreign exchange contracts to stabilize the cost of production in Mexico. Our Mexican peso forward exchange contracts initially met the definition of cash flow hedges and, accordingly, the effective portion of the fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2009, we had a commitment to purchase $8.8 million in Mexican pesos over the next twelve months. Peso forward foreign exchange contracts that are ineffective under cash flow hedge accounting, resulted in immaterial fair value losses for the three months ended September 30, 2009 and $0.1 million for the nine months ended September 30, 2009.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

On November 17, 2006, News filed an answer to the Federal claims raised in the operative complaint, but moved to dismiss the state law claims on the basis that the court should not exercise its supplemental jurisdiction over these claims. On March 23, 2007, the Federal Court dismissed the state law claims without prejudice, declining to exercise supplemental jurisdiction. The parties filed summary judgment motions, which were denied by the Federal Court on September 4, 2009. Our Federal trial is scheduled for February 2, 2010.

The substantive state law claims which were dismissed by the Federal Court were refiled on March 9, 2007 in the State of Michigan Wayne County Circuit Court raising common law and statutory causes of action. The Michigan state case was tried to a jury in Wayne County during May, June and July 2009. The jury returned a verdict of $300.0 million in Valassis’ favor on July 23, 2009. Judgment has been entered and pre- and post-judgment interest is accruing on a compounding basis beginning March 9, 2007. On August 8, 2009 and August 28, 2009, among other filings, News filed a motion for judgment notwithstanding the verdict and a motion for new trial, respectively. This award is subject to the risks of further post-trial motions, appeal and collection.

On March 9, 2007, Valassis also filed a state law action in the Supreme Court of the State of California for the County of Los Angeles raising claims under California’s Cartwright, Unfair Competition and Unfair Practices Acts. News America moved to dismiss the California state law claims and the motion was denied. The California case is currently not scheduled for trial as it was stayed pending the outcome of the Michigan state case and has been further stayed until December 2, 2009. Valassis seeks damages, injunctive relief, costs and other remedies available under the various causes of action.

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

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. This motion was granted on March 27, 2009. On October 28, 2009, the parties entered into an agreement providing for the settlement of the action and filed papers seeking preliminary approval of a settlement agreement in the United States District Court for the District of Connecticut. The settlement is subject to approval by the court, and the settlement amount of $12.5 million will be paid from the proceeds of ADVO’s directors and officers’ insurance policy, with no adverse impact to Valassis’ financial statements.

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

No shares of our common stock were repurchased during the quarter ended September 30, 2009. There are 6.1 million shares currently available under approved share repurchase programs. We suspended our share repurchase program in February 2006 and no shares have been repurchased since that time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement between Valassis Communications, Inc., NCH Marketing Services, Inc. and Brian Husselbee, dated as of September 28, 2009 (Incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 30, 2009)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2009

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement between Valassis Communications, Inc., NCH Marketing Services, Inc. and Brian Husselbee, dated as of September 28, 2009 (Incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 30, 2009)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia