Form 10-K
period 2009-12-31
VALASSIS COMMUNICATIONS INC
filed 2010-03-08
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-10991
VALASSIS COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation)	38-2760940 (IRS Employer Identification Number)
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
Yes ☑               No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes ☐               No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑               No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐               No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐               No ☑
As of March 3, 2010, there were 49,114,668 shares of the Registrant’s Common Stock outstanding. As of June 30, 2009, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was approximately $260.0 million.
Documents Incorporated by Reference
The applicable portions of Valassis’ Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on or about May 6, 2010 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

PART I

Item 1.	Business
The Company
Valassis is one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum™ portfolio of products and services delivers value on a weekly basis to more than 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. In 2009 we saw increased coupon distribution and redemption; a changing consumer landscape toward value; and new savings-focused buying behaviors. The recent recession has shaped a new generation of consumers who we believe will increasingly demand value and seek out savings. We also believe these changes in spending and saving habits will continue when the economy rebounds, positioning our portfolio well for the future. RedPlum and redplum.com provide consumers with an abundance of local and national offerings across a multi-media platform on brands they want most.
Our products and services are positioned to help our clients reach their customers through a mass-delivered or targeted program. We provide our clients with blended media solutions, including shared mail and newspaper delivery. We offer the only national shared mail distribution network in the industry. We utilize a patent-pending tool that provides our clients with multi-media targeting recommendations. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want. The cross selling of our products and services to our clients is expected to continue to drive sustainable profitable revenue growth.
On March 2, 2007, we acquired ADVO, Inc., now known as Valassis Direct Mail, Inc., for approximately $1.2 billion through our wholly-owned subsidiary, Michigan Acquisition Company, pursuant to an Agreement and Plan of Merger, dated as of July 5, 2006, as amended by Amendment No. 1, dated as of December 18, 2006. The results of ADVO’s operations have been included in our consolidated financial statements since the acquisition date. As a result of the acquisition, we made ADVO a separate reportable segment known as Shared Mail.
We currently operate our business in the following four operating segments:
Shared Mail – products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution:
•	Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered primarily through the United States Postal Service, or USPS; and

•	Solo Mail and Other Products and Services consist of list procurement, addressing, processing and the distribution of brochures and circulars for individual clients through the USPS.
Neighborhood Targeted – products that are targeted based on geographic and demographic characteristics:
•	Newspaper Inserts (formerly called Preprinted Inserts) – specialized print promotion programs in a variety of formats for single advertisers;

•	Newspaper-delivered Product Sampling – client product samples inserted into newspapers or placed in a polybag with the newspapers;

•	Newspaper Polybag Advertising – full-color advertising message on a newspaper polybag without a sample;

•	Door Hangers – product samples and advertisements delivered directly to the consumer’s door; and

•	Run of Press (ROP) – brokering of advertising printed directly on pages of newspapers.
Free-standing Inserts – products that reach a large area at a low cost to the client:
•	Cooperative Free-standing Inserts (FSI) – four-color promotional booklets containing the coupons of multiple advertisers (cooperative) that are distributed to approximately 59 million households through newspapers and shared mail, as well as customized FSIs (custom co-ops) featuring multiple brands of a single client.

International, Digital Media & Services:
•	This segment includes all other lines of business not included in the separately reported segments, including NCH Marketing Services, Inc. (“NCH”), Valassis Canada, Promotion Watch, direct mail, analytics, digital and in-store.
Shared Mail
We distribute, through our wholly-owned subsidiary, Valassis Direct Mail, Inc., shared mail advertising products to approximately 70 million U.S. households, primarily on a weekly basis largely through the USPS. The Shared Mail segment also includes solo mail and other products and services.
We maintain one of the most comprehensive and up-to-date residential address lists in the United States and have a total reach of over 112 million U.S. households. Our client base for this segment consists principally of national and local grocers, restaurants, drug stores, discount and department stores and home furnishing and other retailers.
Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the USPS. Individual clients can select targeting levels by choosing all ZIP code zones, specific ZIP code zones, or sub-zip code zones; these sub-zip code zones average approximately 3,500 households. Our advanced targeting capabilities enable clients, such as retail chains, to select areas serviced by their stores and, at the same time, distribute different versions of the targeted advertisements to reach their target consumers. Shared Mail clients share bulk pre-sort mailing rates for a single package, generating substantial savings relative to an individual mailing. In addition, the Shared Mail nationwide network of state-of-the-art distribution facilities provide clients with the ability to reach consumers within a two-day window, assuring timely delivery of coupons, dated offers and sale-break announcements. In 2009, we distributed approximately 3.8 billion shared mail packages, including 33.1 billion shared mail pieces.
Our core Shared Mail program is published under our consumer brand name RedPlum. The RedPlum Shared Mail Package is a four-page, color booklet wrapped around individual print advertisements of various clients. This program reaches approximately 70 million households on a weekly basis. Shared Mail can reach an additional 33 million households that extend coverage to markets not already served by Shared Mail’s core distribution network. Shared Mail handles clients’ orders directly and manages distribution of their advertising through its Allied National Network Extension, or A.N.N.E. – a partnership of independent shared mail companies. Conversely, A.N.N.E enables participating members to offer their clients extended marketplace reach with the shared mail household coverage.
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
Distribution costs, which include postage, transportation and other alternative delivery costs, are the largest cost component of the Shared Mail segment. For the year ended December 31, 2009, distribution costs represented approximately 55% of total Shared Mail costs.
Shared Mail revenues for the year ended December 31, 2009 were $1,279.1 million, or 57.0% of our total revenue. The top 10 clients accounted for approximately 26.9% of Shared Mail’s revenues in 2009, and no one client accounted for over 10% of the segment revenues during the same period.
Neighborhood Targeted
We believe that our clients use us to place Neighborhood Targeted advertising because of our ability to negotiate favorable media rates, our experience in selecting the best newspapers to meet our clients’ needs, our well-developed production and national network placement capabilities and our ability to integrate ROP programs with our other products and services. Media is the major cost component of the Neighborhood Targeted segment.

Newspaper Inserts
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
Run of Press (ROP)
We offer our clients the ability to run their promotional advertising directly on the pages of newspapers by brokering advertising space. We offer the flexibility to run promotional advertising in any number of the available newspapers in our network of over 13,000 publications. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our clients.
Neighborhood Targeted products generated revenues of $444.7 million during the year ended December 31, 2009, or 19.8% of our total revenues. The top 10 clients accounted for approximately 44.3% of Neighborhood Targeted revenues during the year ended December 31, 2009, and no one client accounted for over 10% of the segment revenues during the same period.
Free-Standing Inserts
Cooperative Free-standing Inserts (FSIs) are four-color promotional booklets containing promotions from multiple clients, printed by us at our own facilities and distributed through newspapers and shared mail. In 2009, we delivered our traditional cooperative FSIs, via newspapers and shared mail, to approximately 59.2 million households on 42 publishing dates. We also produce customized FSIs (custom co-ops) featuring multiple brands of a single client.
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
At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discounted price, primarily to direct response marketers, who are placed on a waiting list for space that may become available. We select direct response marketers as remnant space clients on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Direct response clients are subject to being “bumped” in favor of a regular price client in need of space at the last minute. Remnant space represents approximately 20% of the total FSI pages we distribute annually and the associated revenues are included in total cooperative FSI revenues for financial reporting purposes.
The cost components of the FSI are media distribution, paper and manufacturing/transportation costs, which represented approximately 41.0%, 32.0% and 27.0% of total FSI costs, respectively, for the year ended December 31, 2009.
Total FSI revenues during the year ended December 31, 2009 were $361.4 million, or 16.1% of our total revenues. The top 10 FSI clients accounted for approximately 53.1% of FSI revenues during the year ended December 31, 2009, and one client accounted for approximately 21.6% of FSI revenues for the same period.

International, Digital Media & Services
NCH Marketing Services, Inc. (NCH)
NCH is a provider of coupon clearing, promotion information management products and marketing services in the United States and Europe and has production facilities in Mexico and Poland. Services include retailer coupon clearing, manufacturer redemption and promotion analysis. During 2009, approximately 31.3% of NCH revenues were from Europe. In 2009, consumers redeemed 3.2 billion coupons, accounting for a 23% increase over the prior year.
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
Direct Mail/Analytics/Digital
We produce direct-mail programs based on multiple data sources, including frequent shopper card data. We also provide proprietary software solutions for clients to manage and analyze frequent shopper data. Our suite of digital products is positioned to extend a promotion’s reach online and activate print media digitally. Redplum.com and our RedPlum Network of affiliate sites allow clients to reach consumers as they increasingly seek value online.
In-store
We have an alliance with Insignia POPS and are also partnering with one of the nation’s largest supermarket chains on our RedPlum suite of in-store media. Our RedPlum Perimeter program helps retailers engage with consumers in heavily trafficked areas of the store – the deli, meat and seafood counters.
International, Digital Media & Services generated revenues of $159.0 million in 2009, or 7.1% of our total revenues. The top 10 clients accounted for approximately 29.9% of International, Digital Media & Services revenues during the year ended December 31, 2009, and one client accounted for approximately 10.7% of International, Digital Media & Services revenues during the same period.
Competition
Shared Mail
Our Shared Mail segment competes for advertising dollars from clients who want the ability to target selected potential consumers on a cost-effective basis and provide a superior return on their advertising investment. This segment’s principal direct marketing competitors are other companies with residential lists and similar cooperative mailing advertising programs. These companies have a significant presence in many of our markets and represent direct competition to the RedPlum Shared Mail package in those areas. Competition for market share and advertising dollars from clients comes from other forms of print media, such as newspapers, magazines and other advertising printers, and electronic media such as radio, broadcast, the Internet and other communication media. The extent and nature of such competition are, in large part, determined by location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. To the extent our clients decide to use other forms of print and electronic media and other advertising in general, it could have a material adverse effect on our business, financial condition and results of operations.

Neighborhood Targeted
Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during the periods when they have unused capacity. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons, it could have a material adverse effect on our business, financial condition and results of operations.
We also compete with several newspaper network groups in the ROP market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and human resources in order to compete in today’s environment. An increase in the number of ROP competitors could result in a loss of market share.
Free-standing Inserts
Our RedPlum cooperative FSI competes principally with the FSI distributed by News America Marketing FSI, or News America, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability and customer service and relationships. Although FSI industry units increased by 3.9% in 2009 and our costs have declined, revenues have been impacted by substantial pricing pressure over the last several years. We believe our unique ability to blend our national shared mail network with newspaper-delivered distribution will differentiate us in the FSI industry as newspaper circulation continues to decline.
International, Digital Media & Services
In our International, Digital Media & Services segment, NCH competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing services in the United States. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and have a material adverse effect on our business, financial condition and results of operations.
In Direct Mail/Analytics, we compete against full-service direct mail providers, commercial letter shops and direct/loyalty marketing agencies. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and have a material adverse effect on our business, financial condition and results of operations.
Clients
No single client accounted for more than 10% of our consolidated revenues during the years ended December 31, 2009, 2008 and 2007.
Employees
As of December 31, 2009, we had approximately 7,440 full-time employees worldwide. Approximately 4,700 are employed in the United States. One domestic and some foreign locations have employees represented by labor unions; we consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.
Raw Materials
Paper is the primary raw material essential to our business. A variety of factors including demand, capacity, pulp supply and general economic conditions can affect paper prices. To protect against significant price fluctuations and to maximize purchasing efficiencies, we have entered into a long-term contract through the end of 2011 with a single supplier for a minimum of approximately 58% of our paper requirements. The balance of our remaining paper requirements will be transacted with other suppliers on a short-term basis. See “Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, results of operations and financial condition” in Item 1A. “Risk Factors.”

Segment Reporting
For segment financial information for the years 2009, 2008 and 2007, see the table under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Note 12 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Availability of Filings
We make all of our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available, free of charge, on our Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission, or the SEC.

Item 1A.	Risk Factors
Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included or incorporated by reference in this Annual Report on Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to “forward-looking statements” as set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations. The following risk factors should be read in conjunction with MD&A and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.
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
We incurred a substantial level of debt in connection with our acquisition of ADVO in 2007. This high degree of leverage could have a material adverse effect on our business and make it more difficult for us to satisfy our obligations under our outstanding indebtedness. As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:
•	our ability to borrow additional amounts or refinance existing indebtedness in the future for working capital, capital expenditures, acquisitions, debt service requirements, investments, stock repurchases, execution of our growth strategy, or other purposes may be limited or such financing may be more costly;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, investments, acquisitions or other strategic initiatives and other general corporate purposes because a substantial portion of our cash flow is needed to pay principal and interest on our debt;

•	we are more vulnerable to competitive pressures and to general adverse economic or industry conditions, including fluctuations in market interest rates or a downturn in our business;

•	we may be placed at a competitive disadvantage relative to our competitors that have greater financial resources than us, including News America and its parent corporation;

•	it may be more difficult for us to satisfy our financial obligations; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.
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
We believe that we have sufficient liquidity to support the ongoing activities of our business, repay our existing debt obligations and to make limited investments in future growth opportunities. Our ability to obtain any financing or refinancing, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Over the past two years, credit markets have experienced unusual uncertainty, and liquidity and access to capital markets and other sources of financing have tightened. Consequently, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain such financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition and liquidity.
Some of our debt, including borrowings under our senior secured credit facility, is based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates.
As of December 31, 2009, $471.0 million of our $1.01 billion aggregate indebtedness was subject to variable interest rates. Two interest rate swap agreements fix the interest rate for an aggregate of $447.2 million of this variable rate debt under our senior secured credit facility at an interest rate of 6.795% and expire in December 2010. Our remaining variable rate debt of $23.8 million is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. During the period when our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest expense of approximately $0.2 million per year. If there is a rise in interest rates, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, which would affect our cash flows and results of operations. If we borrow additional amounts under the revolving portion of our senior secured credit facility, our market rate risk may increase. In December 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix the interest rate at 3.755%. The notional amount of $300.0 million amortizes by $40.0 million at the end of each quarter to $100.0 million for the quarter ended June 30, 2012. The effective date of this new swap agreement corresponds to the expiration date of the existing swap agreements.
The economic downturn during the past two years and uncertain future outlook, including the credit and liquidity crisis in the financial markets, could continue to further negatively affect our results of operations and financial condition.
Our business results could be adversely affected by a prolonged global, national or regional economic recession. As a result of the credit and liquidity crisis in the U.S. and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. The economic volatility and the tightening of credit markets during the past two years has resulted in widespread reduction in business activity and consumer spending. From an operational perspective, we have been experiencing lower revenues as a result of reduced consumer confidence and reduced advertising spending in our markets. From a financing perspective, this unprecedented instability and the tightening of the credit markets may adversely affect the ability of our customers to obtain credit which may restrict their ability to purchase our products and services. Additionally, it may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. The difficult economic conditions may not improve significantly in the near future and any continuation or worsening of these conditions could adversely affect our results of operations and financial condition.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and business prospects.
Our products that reach a large area at low cost compete in the cooperative FSI business principally with News America. We compete for business primarily on the basis of price, category availability, targeting ability and customer service and relationships.
News America has been competing aggressively for FSI business. As a consequence, FSI prices have declined substantially over the last several years and are expected to continue to decline in the foreseeable future. We cannot predict when, or if, FSI prices will stabilize or increase. This has resulted generally in decreasing revenues and profitability for our FSI segment. When FSI contracts come up for renewal, we may not be able to renew them on favorable terms or at all. In addition, our primary competitor, News America, and its parent corporation, have substantially greater financial resources than we do and may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. This competitor could take a greater market share and cause us to lose business from our clients.
In addition, it is possible that alternative media or changes in promotional strategies could make our products less attractive to our clients and could cause a loss of demand for our products and services.
Our Shared Mail segment is our largest revenue producer and most profitable segment. Our Shared Mail segment’s media business faces intense competition based primarily on the ability to target selected potential customers on a cost-effective basis and provide a satisfactory return on advertising investment. Shared Mail products also compete for advertising dollars against other forms of print and electronic media and other advertising in general. Competition for market share advertising also comes from magazines, radio, broadcast and cable television, shoppers, the Internet, other communications media and other advertising printers that operate in Shared Mail markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Shared Mail clients and prospective clients are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. The failure to develop new products and services could result in the loss of clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect growth.
Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during periods when they have unused capacity. In addition, we compete with Sunflower Marketing with respect to our polybag advertising and sampling products. To the extent our competitors in these businesses decide to compete more aggressively on price due to excess capacity or for other reasons it could have a material adverse effect on our business, financial condition and results of operations.
Our Neighborhood Targeted products also compete with several newspaper network groups in the ROP market. While entering the ROP market does not require a significant investment in machinery and equipment, it does require a significant investment in systems and human resources in order to compete effectively. An increase in the number of ROP competitors could result in a loss of market share.
In our International, Digital Media & Services segment, our subsidiary, NCH Marketing Services, Inc., competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing and redemption services in the U.S. To the extent that our competitors in this business decide to compete more aggressively on price, it could lower our market share and have a material adverse effect on our business, financial condition and results of operations.

Our Shared Mail segment depends on the USPS and other third parties for delivery of its products. If such third parties do not fulfill their obligations, our Shared Mail segment may lose clients and experience reduced revenues and profitability.
Our Shared Mail segment’s products are primarily delivered through the USPS. Postage expense is our Shared Mail segment’s largest expense. The inability of the USPS to deliver our Shared Mail segment’s products on a timely basis or any reduction in the number of days the USPS delivers mail could disrupt our Shared Mail segment’s business and, in turn, have a material adverse effect on our business, financial condition and results of operations. Furthermore, USPS rates increase periodically, and we have no control over increases that may occur in the future. An increase in the cost of postage combined with our Shared Mail segment’s inability to successfully pass through such postage rate increase directly to its clients could have a material adverse effect on our business, financial condition and results of operations.
Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, financial condition and results of operations.
We are dependent upon the availability of paper to print our clients’ advertising circulars. Paper costs have historically experienced significant fluctuations. We currently have one long-term contract with a single supplier for a minimum of approximately 58% of our paper requirement. The remainder of our paper requirements are subject to variable market prices for paper. Changes in the supply of, or demand for, paper could affect market prices or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices and we have a limited ability to pass increased costs along to our clients. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, financial condition and results of operations.
The possibility of consolidation in our client base, the loss of clients to alternative advertising methods or decreases in the frequency or amount of clients’ mailings could impact our revenue growth and profitability.
In recent years there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in our revenues. In addition, we may lose clients due to the acquisition of such clients companies that are not interested in using our products and services or that eliminate retail locations of our existing clients. Also, a client may decide to decrease its mailing frequency or modify the amount, pages and weight, and kind of advertising pieces it purchases from us, especially in light of the prolonged economic downturn. Our clients may be impacted by the items detailed above and by other general economic and business conditions that could affect their demand for our products and services and, in turn, choose other alternative advertising methods. Specifically, significant revenue changes in our Shared Mail segment may have a corresponding impact to profit due to the fixed cost nature of postage expense. Postage costs associated with advertising packages are fixed in nature for packages that weigh 3.3 ounces or less, whether or not the package is partially or completely filled. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our clients may be susceptible to changes in general economic conditions.
Our revenues are affected by our clients’ marketing spending and advertising budgets. Our revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where we offer services or distribute content. A continued economic downturn or a continued recession in these geographic locations may reduce demand for our products and services or depress pricing of those products and services and have a material adverse effect on our business, financial condition and results of operations. Changes in global economic conditions could also shift demand to products and services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.
We depend on vendors to timely supply us with quality materials at the right prices.
Global economic and political conditions may affect our vendors. A prolonged economic downturn could limit their ability to timely provide us with acceptable materials at affordable prices. Our inability to acquire suitable materials on acceptable terms or the loss of key vendors could have a material adverse effect on our business, financial condition and results of operations.

Our goodwill and intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.
Our goodwill and intangible assets are subject to annual impairment testing. In addition, we review the carrying value of our long-lived tangible and intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the tangible and intangible assets, and mergers and acquisitions could result in an impairment charge for any of our long-lived tangible and intangible assets or goodwill.
As a result of the decline in the trading value of our equity securities during the last quarter of 2008 and continuing negative industry and economic trends that directly affected our business during that time, we recorded a $245.7 million pre-tax, non-cash impairment charge related to goodwill and other intangible assets in December 2008. See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and intangible assets.
A continued decline in general economic conditions or global equity valuations could impact the judgments and assumptions about fair value of each of our reporting units, and we would be required to assess the recoverability of long-lived and intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets, other long-lived assets or goodwill could have a material adverse effect on our business, financial condition and results of operations.
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
There can be no assurance that our internal control systems and procedures will not result in or lead to a future material weakness, or that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal control over financial reporting would require our management and independent registered public accounting firm to evaluate our internal controls as ineffective. Furthermore, if we fail to maintain proper and effective internal controls, our ability to report our financial results on a timely and accurate basis may be impaired. If our internal control over financial reporting is not considered adequate, or if as a result we are unable to report our financial results on a timely and accurate basis, we may, among other things, experience a loss of public confidence, which could have an adverse effect on our business and stock price.
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
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $9.9 million, reflecting our best estimate of our potential sales tax liability. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, the actual liabilities may exceed such estimates. If so, it could have a material adverse effect on our business, financial condition and results of operations.
The uncertainty of current economic and political conditions make budgeting and forecasting difficult and may reduce sales promotion spending.
The future direction of the overall domestic and global economies could have a significant impact on our business. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact on demand for our products. In addition, the economic downturn of the past two years has decreased the advertising budgets of our client base, which could have a material impact on our business, results of operations and financial condition. Because all components of our budgeting and forecasting, as well as that of our clients, are dependent upon estimates of growth in the markets served and demand for our products and services, the global economic downturn of the past two years and related financial market uncertainties may render estimates of future income and expenditures even more difficult to make than usual. Future events that may not have been anticipated could have a material adverse effect on our business, financial condition and results of operations.
These risk factors that may affect future performance and the accuracy of forward-looking statements are illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in a leased office complex in Livonia, Michigan. In addition, throughout the United States, we have 25 leased sales offices, one leased office building and 26 operations facilities, of which four are owned by us. Internationally, we have three sales offices and eight operations facilities, of which three are owned by us. Below is a listing of our owned facilities:

Location	Type	Primary Segment

Delicias, Mexico	Production/Office	International, Digital Media & Services
Durham, NC USA*	Printing	FSI/Shared Mail
Juarez, Mexico	Operations	International, Digital Media & Services
Livonia, MI USA*	Printing/Warehouse	Neighborhood Targeted
Livonia, MI USA*	Operations	FSI/Neighborhood Targeted
Nuevo Laredo, Mexico	Operations	International, Digital Media & Services
Wichita, KS USA*	Printing	FSI/Shared Mail

*	As part of our senior secured credit facility, we granted a security interest in these domestic locations.
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
News
On January 18, 2006, (and thereafter on October 16, 2006, via an Amended complaint, the “operative complaint”) Valassis filed a lawsuit in the United States District Court for the Eastern District of Michigan against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). The operative complaint alleged violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services.
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
The substantive state law claims which were dismissed by the Federal Court were refiled on March 9, 2007 in the State of Michigan Wayne County Circuit Court raising common law and statutory causes of action. The Michigan state case was tried to a jury in Wayne County during May, June and July 2009. The jury returned a verdict of $300.0 million in Valassis’ favor on July 23, 2009. Judgment was entered and pre- and post-judgment interest began to accrue on a compounding basis beginning March 9, 2007. After denial of its post trial motions, News filed an appeal of the entire judgment.
On March 9, 2007, Valassis also filed a state law action in the Supreme Court of the State of California for the County of Los Angeles raising claims under California’s Cartwright, Unfair Competition and Unfair Practices Acts. News America moved to dismiss the California state law claims and the motion was denied.
On February 4, 2010, Valassis and News executed a settlement agreement and release (the “Settlement Agreement”), and pursuant to the terms of the Settlement Agreement, News paid Valassis $500.0 million. News America, Inc. also entered into a 10-year shared mail distribution agreement with Valassis Direct Mail, Inc., a Valassis subsidiary, which provides for the sale by Valassis of certain shared mail services to News on specified terms.
In connection with the settlement, the parties are working with the Court, under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The precise timing and form of the relief rests with the Court.
The settlement resolves all outstanding claims between Valassis and News as of February 4, 2010. As a result, the parties agreed to dismiss all outstanding litigation between them and release all existing and potential claims against each other that were or could have been asserted in the litigation as of the date of the Settlement Agreement.
ADVO
Upon completion of our acquisition of ADVO, we assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. The cases were consolidated under a single action titled Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC) and a consolidated amended complaint was filed on June 8, 2007. The complaint generally alleges ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

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
The deadline for objecting to the settlement or for opting out of the class passed without any members of the class providing notice of objection or opting out. On March 3, 2010, the court held a settlement approval hearing, issued final approval of the settlement, and entered final judgment dismissing the claims with prejudice. The deadline for any appeal from the judgment and order of final approval is April 2, 2010.
We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The New York Stock Exchange (ticker symbol VCI). The approximate number of record holders of Valassis’ common stock at December 31, 2009 was 296.
High and low stock prices per share during the twelve months ended December 31, 2009 and 2008 were:

	2009		2008
Quarter Ended	High	Low	High	Low
Mar. 31	$2.04	$1.10	$13.04	$8.49
June 30	$7.10	$1.53	$16.80	$11.16
Sept. 30	$18.46	$5.81	$13.72	$6.12
Dec. 31	$21.01	$14.32	$8.73	$1.05
Currently, we have no plans to pay cash dividends. In addition, should we change our dividend policy, the payment of future dividends would be dependent on covenants contained in our financing agreements, future earnings, capital requirements and other alternate uses of cash. Currently, the documents governing our indebtedness restrict the payment of cash dividends.
Our Board of Directors approved a 5 million share repurchase program on August 25, 2005 and previously had approved a 5 million share repurchase program on December 7, 2004. There are 6.1 million shares that may yet be repurchased under these plans. We suspended our share repurchase program in February 2006. No shares were repurchased during the years ended December 31, 2008 and 2009.

Item 6. Selected Financial Data
(in millions of U.S. dollars, except per share data and ratios)

	Year Ended December 31,
	2009	2008		2007(1)	2006		2005

Revenues	$2,244.2	$2,381.9		$2,242.2	$1,043.5		$1,131.0

Net earnings (loss) (2)	66.8	(209.7	)(3)	52.2	45.5	(4)	89.6	(5)

Total assets	1,744.0	1,853.2		2,190.5	801.4		697.7

Long-term debt, less current portion	1,004.9	1,111.7		1,279.6	259.9		259.9

Net earnings (loss) per share, basic (2)	1.39	(4.37)		1.09	0.95		1.81

Net earnings (loss) per share, diluted (2)	1.36	(4.37)		1.09	0.95		1.79

Ratio of earnings to fixed charges (2) (6)	2.15x		(7)	1.78x	4.28x		7.05x

(1)	Results reflect the acquisition of ADVO, Inc. on March 2, 2007. For further information regarding the acquisition, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

(2)	Effective January 1, 2009, we adopted the provisions of authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) (formerly FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”), which requires issuers of convertible debt to separately account for the liability and equity components of such instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption required retrospective application and is effective for our Senior Secured Convertible Notes due 2033 (the “2033 Secured Notes”). There is no impact to 2009 as the 2033 Secured Notes were substantially repurchased in May 2008. The selected financial data was retrospectively adjusted for previously reported amounts for 2008, 2007, 2006 and 2005 by reducing net earnings and diluted EPS by $2.2 million and $0.05 for 2008, $5.8 million and $0.12 for both 2007 and 2006 and $5.8 million and $0.11 for 2005, respectively. See Note 1 of “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K. For further detail of the impact to the ratio of earnings to fixed charges, see Exhibit 12.1 included in this Annual Report on Form 10-K.

(3)	Includes $223.4 million non-cash impairment charge, net of tax, related to the carrying value of the goodwill and intangible assets associated with the Shared Mail and International, Digital Media & Services segments. For further information regarding the impairment charge, see Note 3 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Annual Report on Form 10-K.

(4)	Includes a $24.6 million charge, net of tax, incurred in relation to the ADVO acquisition, $8.8 million of which was related to termination of a swap contract and the premium on a swaption contract both entered into in contemplation of acquisition financing, and $15.8 million of which was related to legal and professional costs incurred in connection with the related litigation, as well as a $1.4 million charge, net of tax, related to the close-down of both the French agency business and the eSettlement business unit of NCH.

(5)	Includes a $4.5 million restructuring charge, net of tax, related to headcount reductions and associated costs resulting from the integration of the components of our International, Digital Media & Services business segment, right-sizing of coupon-clearing operations in Europe and other efficiency-related headcount reductions.

(6)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

(7)	Earnings for the twelve months ended December 31, 2008 were inadequate to cover fixed charges. Additional earnings of $215.8 million would have been necessary to bring the respective ratio to 1.0.
This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as statements made elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. For a discussion of certain of these risks, uncertainties and other factors, see “Item 1A — Risk Factors.” There can be no assurances, however, that our expectations will necessarily come to pass. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
GENERAL
We reported revenues of $2.2 billion in 2009. In 2007, we experienced a significant shift in the share of revenues contributed by each segment of our business resulting from the acquisition of ADVO, Inc. in the first quarter of 2007. Historically, the FSI segment was the largest contributor to our revenue base. Currently, it ranks third behind the Shared Mail and Neighborhood Targeted segments.

	Year Ended December 31,
Approximate Share of Revenue by Segment	2009	2008

Shared Mail (ADVO)	57%	58%
Neighborhood Targeted	20%	20%
FSI	16%	15%
International, Digital Media & Services	7%	7%
This shift reflects our strategy to further diversify our products and services. The ADVO acquisition supported this strategy, and we continue to blend shared mail distribution with newspaper delivery to further enhance our diversified distribution methods and offer clients delivery of our RedPlum branded product portfolio across an expanded multi-media platform.

Our efforts have been focused on the expansion of our U.S.-based business in the shared mail arena; opportunities to cross sell our portfolio of products and services to both current and prospective clients; blending of our distribution methods; the shift of FSI delivery through shared mail in particular markets; and advancing targeting capabilities. To further differentiate ourselves in the marketplace, we utilize a proprietary targeting process that targets relevant geographies, identifies consumer media usage and blends the right media to offer our clients the best multi-media channel recommendations.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain income and expense items and the percentages that such items bear to revenues:

	Year Ended December 31,
	2009		2008		2007
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues

Shared Mail	$1,279.1	57.0%	$1,370.8	57.6%	$1,185.8	52.9%
Neighborhood Targeted products	444.7	19.8	469.2	19.7	480.5	21.4
Free-standing Inserts	361.4	16.1	370.2	15.5	401.2	17.9
International, Digital Media & Services	159.0	7.1	171.7	7.2	174.7	7.8

Revenues	2,244.2	100.0	2,381.9	100.0	2,242.2	100.0
Cost of sales	1,693.7	75.5	1,855.9	77.9	1,714.2	76.5

Gross profit	550.5	24.5	526.0	22.1	528.0	23.5
Selling, general and administrative	354.9	15.8	385.8	16.2	354.3	15.8
Amortization of intangible assets	12.6	0.6	9.2	0.4	7.9	0.4
Impairment charge	—		245.7	10.3	—	—

Earnings (loss) from operations	183.0	8.1	(114.7)	(4.8)	165.8	7.3

Other expenses and income
Interest expense	87.0	3.9	98.9	4.2	93.8	4.2
Interest income	(0.5)	—	(2.9)	(0.1)	(5.3)	(0.3)
Other (income) expense, net	(14.4)	(0.7)	5.1	0.2	(2.7)	(0.1)

Total other expenses and income	72.1	3.2	101.1	4.3	85.8	3.8

Earnings (loss) before income taxes	110.9	4.9	(215.8)	(9.1)	80.0	3.5
Income tax expense (benefit)	44.1	1.9	(6.1)	(0.3)	27.8	1.2

Net earnings (loss)	$66.8	3.0%	$(209.7)	(8.8%)	$52.2	2.3%

Revenues
We reported revenues of $2.2 billion in 2009, compared to 2008 revenues of $2.4 billion, a decrease of 5.8%. This decrease was primarily the result of general economic conditions and reduced advertising spending as well as a reduction of $23.7 million in revenues (1.0% of total 2008 revenues) related to divested businesses at the end of 2008. Revenues in 2007 were $2.2 billion and excluded revenues from our Shared Mail business from January 1 to March 2, 2007 which was prior to our purchase of such business.
Operating Costs
Cost of sales was $1.7 billion in 2009 compared to $1.9 billion in 2008 and $1.7 billion in 2007. Gross profit percentage in 2009 was 24.5%, compared to 22.1% in 2008 and 23.5% in 2007. The increase in gross profit percentage in 2009 compared to 2008 and 2007 was primarily the result of improvements made in the cost structure of the business.
Selling, general and administrative (SG&A) expenses decreased in 2009 to $354.9 million from $385.8 million in 2008, as the result of cost containment efforts and reduction in headcount at the end of 2008. Legal expenses of $11.0 million and $8.8 million related to the lawsuits against News were incurred in 2009 and 2008, respectively. SG&A in 2007 was $354.3 million, and included only 10 months of expense related to our Shared Mail business based on the acquisition date of March 2, 2007.
As a result of the decline in the trading value of our equity securities during the three months ended December 31, 2008 and continuing negative industry and economic trends that directly affected our business at that time, we performed impairment tests as of December 31, 2008 of our goodwill and intangible assets. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, we recorded a $245.7 million pre-tax, non-cash impairment charge related to goodwill and other intangible assets in the last quarter of 2008. This impairment charge represented an adjustment of $226.9 million to the carrying value of the goodwill and intangible assets associated with our purchase of ADVO in 2007 and a write-off of $18.8 million of goodwill associated with our purchase and subsequent sale of Prevision, our one-to-one loyalty marketing business purchased in 2000. The impairment charge is included within costs and expenses on the consolidated statement of income for the year ended December 31, 2008. No such charge occurred in 2009 or 2007. See “— Critical Accounting Policies and Estimates — Goodwill, Intangible Assets and Other Long-lived Assets” for additional information.
Non-operating Items
Interest expense was $87.0 million in 2009, compared to $98.9 million in 2008 and $93.8 million in 2007. The decrease in interest expense in 2009 as compared to 2008 and 2007 is the result of the use of cash flows from operating activities to pay down outstanding debt. Other income in 2009 included a gain of $10.0 million related to the repurchase of debt below par.
Income Taxes
Income tax expense represented 39.8% of earnings before income taxes in 2009. In 2008 we recorded a tax benefit of 2.9% of our pre-tax loss, as a result of the effect of the $245.7 million impairment charge taken in the fourth quarter of 2008, which was not deductible for tax purposes. Our effective tax rate in 2007 was 34.7%.
Net Earnings (Loss)
Net earnings were $66.8 million in 2009, compared to a net loss of $209.7 million in 2008. This increase is primarily due to a $245.7 million impairment charge ($223.4 million, net of tax) taken in the fourth quarter of 2008. The remaining increase in earnings is due to improved margins and lower SG&A costs due to our cost containment efforts. Net earnings in 2007 were $52.2 million.
Diluted earnings per share was $1.36 in 2009 compared to a diluted loss per share in 2008 of $4.37, which included the negative per-share impact of the impairment charge related to goodwill and other intangibles of $4.66. Diluted earnings per share were $1.09 in 2007, including the negative per-share impact of charges related to European restructurings of $0.11 and the negative per-share impact of ADVO acquisition related expenses of $0.03.

Segment Results
Shared Mail
The Shared Mail segment reported revenues of $1,279.1 million in 2009 compared to $1,370.8 million in 2008, representing a 6.7% decrease year over year. The revenue decrease resulted from fewer packages due to the reduction of underperforming packages and client shifts to lower priced and lighter weight inserts. The latter reflected the challenging economic environment of the past year which negatively affected our clients’ advertising budgets. The reduced client advertising spending was apparent as five out of our top 10 advertising categories experienced year-over-year revenue declines, most notably, clients in the mass merchandising category.
Shared Mail pieces were 33.1 billion in 2009, decreasing 0.8% from 2008 and Shared Mail packages delivered were 3.8 billion in 2009 decreasing 7.3% from 2008. Average pieces per package were 8.4 pieces in 2009, increasing 7.1% from 2008. Our business optimization efforts and the reduction of underperforming packages in certain markets drove the decrease in Shared Mail packages and the increase in average pieces per package.
Shared Mail’s gross margin percentage was 25.8% for 2009 increasing 1.4 percentage points from 2008. The increase in gross margin was due to the distribution savings from fewer packages and from recently formed newspaper alliances, which became operational during 2009, as well as lower print and paper costs. Also contributing to the gross margin improvement were the increase in average pieces per package and resultant efficiencies in unused postage. Unused postage as a percentage of base postage was 19.9% for 2009 decreasing 1.4 percentage points from the prior year.
In 2009, Shared Mail segment profit was $110.2 million increasing $20.4 million, or 22.7%, from $89.8 million reported in 2008. Shared Mail segment profit as a percentage of revenues was 8.6% for 2009, increasing 2.0 percentage points from 2008. This positive growth was largely due to year-over-year gross margin improvements and reductions in SG&A spending due to cost controls.
Shared Mail revenues for the year ended December 31, 2007 were $1,185.8 million, which represented revenues from the March 2, 2007 acquisition date to December 31, 2007 and did not reflect a full twelve month period. Revenues for the year ended December 31, 2008 would show a decrease of 2.6% when compared to proforma full-year revenues for 2007 of $1,406.9 million. The decrease was due to reduced client spending and decrease in revenues from the RedPlum® wrap product due to lower sell rates.
During 2008, the Shared Mail segment processed 33.4 billion shared mail pieces and assembled 4.1 billion shared mail packages. The average pieces per package in 2008 was 7.8 average pieces versus 8.1 average pieces in 2007.
Shared Mail’s gross margin percentage was 24.4% for 2008 increasing 0.7 percentage points compared to the March 2, 2007 to December 31, 2007 time period. Segment profit in 2007 was $82.7 million; however, as noted above, this amount did not represent a full twelve-month period.
Neighborhood Targeted
Neighborhood Targeted segment revenues decreased 5.2% in 2009 to $444.7 million from $469.2 million in 2008. Newspaper inserts revenue was up significantly as a result of our cross-selling efforts. However, this increase was more than offset by lower ROP revenue due to reduced client ad spend within the wireless and financial verticals. Segment profit declined to $36.3 million in 2009 from $38.8 million in 2008 as a result of the revenue decline.
Neighborhood Targeted revenues decreased 2.4% in 2008 to $469.2 million from $480.5 million in 2007. Strong results in the ROP business, especially in the telecommunication and financial client verticals, were offset by a decline in newspaper inserts and sampling which were negatively affected by economic conditions. The segment also experienced a decrease in margins due to a change in the mix of our ROP customer base to client verticals with lower margin-based business. Segment profit decreased to $38.8 million in 2008 from $61.3 million in 2007 as a result of this shift.

FSI
In 2009, FSI segment revenues decreased 2.4% to $361.4 million from $370.2 million in 2008. The decrease in revenues was primarily the result of a decline in FSI pricing, and a small decline in market share. Cooperative FSI industry pages increased 4% in 2009 compared to 2008. FSI unit costs were lower in 2009 than 2008 due primarily to a decrease in the cost of paper in 2009. FSI segment profit increased to $11.5 million in 2009 compared to $1.8 million in 2008, primarily as a result of lower costs and efficiencies gained through increased volume resulting from industry growth, partially offset by lower pricing.
In 2008, FSI revenues decreased 7.7% to $370.2 million compared to $401.2 million in 2007. The decrease in revenues was primarily the result of a decline in FSI pricing, and a decline in market share. Cooperative FSI industry pages were flat in 2008 compared to 2007. FSI unit costs were higher in 2008 than 2007 due primarily to an increase in the cost of paper in 2008. FSI segment profit declined to $1.8 million in 2008 compared to $20.2 million in 2007, primarily as a result of the price decline and increased paper costs.
International, Digital Media & Services
The International, Digital Media & Services segment contributed revenues of $159.0 million in 2009, a 7.4% decrease from $171.7 million in 2008. This decline is due primarily to our sale of the French and one-to-one direct mail services businesses and the discontinuance of our media business in other European countries during 2008 which accounted for $23.7 million of revenues in 2008. Segment profit in 2009 increased to $25.0 million from $0.6 million in 2008, due primarily to increases in U.S. coupon-clearing volume, as well as the sale or discontinuance of less profitable businesses in 2008.
The International, Digital Media & Services segment contributed revenues of $171.7 million in 2008, a 1.7% decrease from $174.7 million in 2007. This decline is due primarily to our sale of the French and one-to-one direct mail services businesses and the discontinuance of our media business in other European countries which occurred in 2008. Segment profit in 2008 decreased to $0.6 million from $3.6 million in 2007, due primarily to continued investment in our digital initiative.
Financial Condition, Liquidity and Sources of Capital
We consider such factors as current assets, current liabilities, revenues, operating income and cash flows from operating activities, investing activities and financing activities when assessing liquidity. Our liquidity requirements arise mainly from our working capital needs, primarily accounts receivable, inventory and debt service requirements. Our senior secured credit facility and operating cash flows are our primary source of liquidity and are expected to be used for, among other things, interest and principal payments on debt obligations and capital expenditures necessary to support growth and productivity improvement.
Subsequent to year end, our liquidity position strengthened as a result of our receipt of $500.0 million in cash in connection with the settlement of our lawsuits against News. On February 4, 2010, we entered into a settlement agreement with News dismissing all outstanding litigation and releasing all related existing and potential claims against each other as of the date of the agreement. For further information regarding the settlement see Item 3 — “Legal Proceedings”. We are currently analyzing how to maximize the use of the settlement proceeds, which we expect to be approximately $300.0 million, net of taxes and other payments related to the settlement.
Sources and Uses of Cash
Cash and cash equivalents totaled $129.8 million at December 31, 2009, increasing $3.3 million from December 31, 2008. This net increase was primarily the result of net cash provided by operating activities of $197.4 million offset by net investing activities of $19.0 million and by net cash used by financing activities of $176.9 million.

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2009 was $197.4 million compared to $96.3 million for the year ended December 31, 2008. Our improved year-over-year earnings was one of the primary drivers of this increase. Additional net changes in assets and liabilities of $80.3 million that affected operating cash flow are described more fully below:
•	an increase in cash inflows from accounts receivable in 2009 compared to 2008 as a result of improved performance in days sales outstanding; and

•	a decrease in inventory balances due to lower paper costs and efforts to reduce inventory at hand.
Net cash provided by operating activities for the year ended December 31, 2007 was $156.8 million. Excluding the effect of non-cash charges, such as the $245.7 million impairment charge and related decrease in deferred taxes, net earning were significantly lower in 2008 compared to 2007 and contributed to the year-over-year decrease in cash provided by operations. Also contributing were increased cash outflows for prepaid postage payments, taxes and timing of interest payments.
Investing Activities
Net cash used in investing activities of $19.0 million for the year ended December 31, 2009 was primarily due to capital expenditures largely representing technology enhancements.
Net cash provided by investing activities for the year ended December 31, 2008 was $12.1 million due primarily to $33.1 million in proceeds from the sale of property, plant and equipment, $28.8 million of which was the result of a sale-leaseback transaction for our Windsor, Connecticut properties, and $3.6 million in net proceeds from the sale of our French subsidiary, offset by $24.7 million in capital acquisitions of property, plant and equipment.
The net cash used in investing activities for the year ended December 31, 2007 was $1.1 billion as a result of the $1.2 billion acquisition of ADVO which was completed on March 2, 2007. See “Note 2 — Acquisition” to the Consolidated Financial Statements.
Financing Activities
Net cash used in financing activities during the year ended December 31, 2009 was $176.9 million. This included $51.8 million related to the satisfaction of our 6⅝% Senior Secured Notes due 2009, or the 2009 Secured Notes, and $128.4 million in repurchases of term loans under our senior secured credit facility and related fees. Offsetting these cash outflows were cash inflows of $4.5 million from the proceeds of stock options exercises.
Net cash used in financing activities during the year ended December 31, 2008 was $108.0 million, as the result of principal payments on the term loan B and delayed draw term loan portions of our senior secured credit facility and reduction of our outstanding 2009 Secured Notes. Additional financing activity included the draw down of the delayed draw term loan portion of our senior secured credit facility from which proceeds of $159.9 million were used to pay holders of our 2033 Secured Notes.
Cash provided by financing activities during the year ended December 31, 2007 was $1.0 billion as a result of the $1.1 billion provided from our borrowings of long term debt in order to fund the acquisition of ADVO, as described below under “Current and Long-term Debt.”
Current and Long-term Debt
As of December 31, 2009, we had outstanding $1.0 billion in aggregate indebtedness, which consisted of $0.1 million of the 2033 Secured Notes, $540.0 million of the unsecured 2015 Notes and $353.6 million and $117.4 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility. As of December 31, 2009, we had total outstanding letters of credit of approximately $9.5 million.

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
On January 22, 2009, we entered into the First Amendment to our senior secured credit facility, or the Amendment. As a result of the Amendment, we were permitted to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under our senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under our senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the twelve months ended December 31, 2009, we repurchased an aggregate principal amount of approximately $133.5 million of our outstanding term loans under our credit facility at a discount, resulting in a pre-tax gain of $10.0 million, recorded as other income, net, in our consolidated statements of income. This pre-tax gain represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. Taxes on this gain will be deferred for five years beginning in 2009 and are then payable at 20% for each of the next five years.
All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2009, we had $353.6 million and $117.4 million outstanding under the term loan B and delayed draw portions, respectively, and $90.5 million available under the revolving line of credit portion (after giving effect to the reduction in the amount under our revolving line of credit and outstanding letters of credit) of our senior secured credit facility.

Interest and Fees
Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. For the quarter ended March 31, 2009, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. For the quarters ended June 30, 2009 and September 30, 2009, we elected one-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. For the quarter ended December 31, 2009, we elected three-month LIBOR as the applicable rate. See “— Other Indebtedness” for additional information.
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
Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of December 31, 2009.

	Required Ratio	Actual Ratio

Maximum senior secured leverage ratio	No greater than 3.50:1.00	1.80:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	3.38:1.00
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
6⅝% Senior Secured Notes due 2009
On January 15, 2009, we satisfied and discharged the 2009 Secured Notes indenture in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee.)
Senior Secured Convertible Notes due 2033
In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of December 31, 2009, an aggregate principal amount of $85,000 (or approximately $58,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.
8 1/4% Senior Notes due 2015
On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of 8 1/4% Senior Notes due 2015, or the 2015 Notes. Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.

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
Other Indebtedness
During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fix the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as effective hedging instruments through March 31, 2009 and recorded the changes in the fair value of these interest rate swaps as a component of accumulated other comprehensive income (loss).

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
On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005% for an effective interest rate of 3.755% for $300.0 million of our variable rate debt under our senior secured credit facility. The effective date of this agreement is December 31, 2010 which corresponds to the expiration date of the existing interest rate swap agreements detailed above. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. In the event that our senior secured credit facility variable interest rate debt is less than the amounts we have hedged in connection with the interest rate swaps, we may need to pay termination fees in connection with such swaps.
Covenant Compliance
As of December 31, 2009, we were in compliance with all of our indenture and senior secured credit facility covenants.
Future Commitments and Contractual Obligations
We intend to use cash generated by operations to meet interest and principal repayment obligations, for general corporate purposes and to reduce our indebtedness.
As of December 31, 2009, we had authorization to repurchase an additional 6.1 million shares of our common stock under our existing share repurchase programs. No shares were repurchased during the years ended December 31, 2009 and 2008 as we suspended our share repurchase program in February 2006.
Management believes we will generate sufficient funds from operations and will have sufficient lines of credit available to meet anticipated liquidity needs, including interest and required payments of indebtedness.
Our contractual obligations as of December 31, 2009 are as follows:

	Payments due by Period
		Less Than			More Than
(in millions of U.S. dollars)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt	$1,011.1	$6.2	$12.4	$452.4	$540.1
Interest on debt	340.7	75.8	113.1	107.3	44.5
Operating leases	144.4	23.8	61.9	23.8	34.9
Unrecognized tax benefits(1)	3.2	3.2	—	—	—

	$1,499.4	$109.0	$187.4	$583.5	$619.5

(1)	Valassis has an additional $9.8 million in gross unrecognized tax benefits for which the amount or period of related future payments cannot be reasonably estimated.
Off-balance Sheet Arrangements
As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures
Capital expenditures were $19.1 million for the year ended December 31, 2009, largely representing technology enhancements. Management expects capital spending to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” also known as FASB Accounting Standards Codification 105, or Codification or ASC, ASC 105 establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the SEC). All existing accounting standards were superseded and accounting literature not included in the Codification is considered non-authoritative. The Codification did not change U.S. GAAP; instead, it changed the referencing of authoritative accounting literature. Adoption of ASC 105 required us to adjust references to authoritative accounting literature in our financial statements, but did not affect our financial position, results of operations or liquidity. The Codification became effective for financial statements issued for interim or annual periods ending after September 15, 2009. We have included references to the new Codification in this Annual Report on Form 10-K and the previous authoritative references are noted parenthetically.
On January 1, 2009, we adopted the requirements of ASC 470-20 (formerly FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”), which specifies that issuers of convertible debt should separately account for the liability and equity components of such instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption required retrospective application for all periods presented and is effective for our 2033 Secured Notes, substantially all of which we repurchased pursuant to a cash tender offer in May 2008. The debt component of the 2033 Secured Notes was recognized retrospectively at the present value of its cash flows discounted using a 6.48% discount rate, our borrowing rate at the date of issuance of notes for a similar debt instrument without the conversion features. The equity component, recorded as additional paid-in capital, was $28.8 million, which represents the difference between the proceeds from the issuance of the 2033 Secured Notes and the fair value of the liability, net of deferred taxes of $15.5 million as of the date of the issuance of the 2033 Secured Notes. This retrospective adjustment is reflected on the consolidated balance sheets presented as of December 31, 2008. See Note 1 to the Consolidated Financial Statements.
The adoption also requires an accretion of the resultant debt discount over the expected life of the 2033 Secured Notes, which was May 2003 to May 2008. The consolidated statements of income were retrospectively modified compared to previously reported amounts for the years ended December 31, 2008 and 2007 by reducing net earnings and EPS by $2.2 million and $0.05 for 2008 and by $5.8 million and $0.12 million for 2007, as a result of recognizing incremental non-cash interest of $3.3 million during 2008 and $8.9 million during 2007. There is no impact to the 2009 consolidated statement of income as the 2033 Secured Notes were substantially repurchased in May 2008. See Note 1 to the Consolidated Financial Statements.
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
On January 1, 2009, we adopted the disclosure requirements within ASC 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”) which expands the disclosure requirements of derivative instruments and hedging activities to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. The adoption of these disclosure requirements of ASC 815-10 did not have an impact on our financial condition, results of operations or liquidity.

For additional information regarding these disclosures, see Note 11 to our consolidated financial statements included in this Form 10-K.
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
Yet-to-be Adopted
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of the adoption of ASU 2009-13 on our financial statements.

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
Goodwill, Intangible Assets and Other Long-lived Assets
Our long-lived assets consist primarily of property and equipment, mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized but is evaluated at least annually in the fourth quarter for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives and, therefore, we do not amortize them. We periodically review the carrying amounts of all of our long-lived assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished, and at least annually in the fourth quarter in the case of trade names and goodwill. The identification of units of accounting and the allocation of intangible assets by unit of accounting during 2009 were consistent with prior periods.
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
We perform our impairment testing at the reporting unit level. Based on the criteria necessary to evaluate the number of reporting units that exist, we identified six reporting units as follows:

Goodwill at
Dec. 31, 2009
($ in millions)

Shared Mail	$534.2
NCH Marketing Services, Inc.	64.9
Newspaper products	27.7
Valassis Relationship Marketing Systems	6.1
Valassis In Store Solutions, Inc.	3.6
Solo direct mail	3.6

$640.1

The identification of reporting units and the allocation of goodwill to reporting units during 2009 were consistent with prior periods.

We estimate the fair values of our reporting units through a combination of income-based and market-based approaches. We rely primarily on the income-based approach and use the market-based approach to validate the results. The income-based approach is based on projected future debt-free cash flows that are discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting units expected long-term operations and cash flow performance. We estimate future cash flows for each of our reporting units based on our operating result projections for the respective operating unit. These projected cash flows are discounted to present value using a weighted average cost of capital thought to be indicative of market participants. At December 31, 2009, we used a discount rate of 14.6% for all of our reporting units, except for Valassis In-Store Solutions for which we used 17.5%, due to differences in industry and risk profile. Discount rates used in prior-year testing ranged from 15.0% to 17.5% depending on each unit’s risk profile. The projections are based on both past performance and the projections and assumptions used in our current operating plan. In 2009, we used unique revenue growth assumptions for each reporting unit, based on history and product characteristics, ranging from 0% to growth of 10% through 2014, and used growth factors ranging from 0% — 3% to calculate terminal value at the end of five years for each reporting unit.
The market-based approach estimates fair value by applying trading multiples of potential earnings, such as EBITDA, of other publicly-traded companies within the industries our reporting units participate in to our reporting units. We believe this approach is appropriate because it provides a fair value using trading multiples from companies with operations and economic characteristics similar to our reporting units.
Based on the valuation approach described above, our estimated fair values substantially exceeded the carrying value for all reporting units and no impairment charge was warranted as of December 31, 2009. A 1% change in either the discount rates or revenue growth rates used in our analysis would not have a material effect on this conclusion.
Consistent with the prior year, we tested the value assigned to our trade names utilizing an estimated market royalty rate representing the percentage of revenues a market participant would be willing to pay as a royalty for their use. Based on our analysis of market transactions, we used a 1% royalty rate (equivalent to the rate used in the prior year) applied to future estimated revenue streams and performed a discounted cash flow analysis. As of December 31, 2009, the resulting fair value based on this calculation, using a discount factor of 15.0% (down from 17.5% in the prior year due to decreased market risk), which represented the weighted average cost of capital of market participants, indicated no impairment.
Revenue Recognition
Shared Mail
Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. Shared Mail services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the USPS. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. We provide for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of clients’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.
Neighborhood Targeted
The majority of Neighborhood Targeted products are newspaper delivered, and revenues are recognized in the period that the product is distributed. For non-newspaper-delivered products, revenues are recognized when the product is shipped to the customer or distributed to the consumer via direct to door.
ROP revenues are recognized on the date that the advertisement runs in the newspaper. Some clients have contracts whereby we earn a transaction fee and the media costs are pass-through costs to the client. In such cases, we only recognize the transaction fee as revenue on the date the advertisement runs in the newspaper. Client contracts can vary, which may lead to material changes in revenues recognized for this segment, while not materially affecting absolute gross margin dollars.

FSI
Revenues from FSIs and custom cooperative FSIs are recognized in the period that the product is distributed in the newspaper or shared mail package. In accordance with industry practice, we generally pre-bill FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments is made at the time that the related revenue is recognized.
International, Digital Media & Services
Revenues for coupon clearing do not include the face value of the coupons processed or the retailer service fee. However, clients are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.
Revenues for solo direct-mail products are recognized when the product is accepted by the USPS for insertion into the mail stream. In most cases, postage costs are passed through directly to the client and are not recognized as revenue. Revenues from software products are recognized per installation, and revenues from services are recognized on a percent-complete method.
Stock Compensation — We grant stock options to our employees under various incentive plans. Options are granted with exercise prices at least equal to the fair value on the date of grant. We utilize the Black-Scholes valuation model, which requires us to make various estimates in calculating expense. See Note 9 of “Notes to Consolidated Financial Statements” included in Item 8 for additional discussion of significant valuation assumptions.
Client Contract Incentives — We occasionally provide upfront cash incentives to key clients to secure the value of a long-term contract. The cost of such incentives are capitalized and amortized as a reduction to revenues over the life of the customer contract to match the associated value of the contract.
Accounting for Income Taxes — As part of the process of preparing financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure along with assessing the temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. Changes in tax laws, statutory tax rates, and estimates of our future taxable income levels could result in the realization of deferred tax assets being materially different from amounts provided for in the consolidated financial statements. See Note 6 of “Notes to Consolidated Financial Statements” included in Item 8.
Reserves for taxes are established for taxes that may become payable in future years as a result of audits by tax authorities. These tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as conclusion of tax audits, identification of new issues, changes in federal or state laws or interpretations of the law.
Derivative Financial Instruments — We use derivative financial instruments, including forward foreign exchange and interest rate swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates exposure to these risks with the intent of reducing the risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives are not designated and do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings.

We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Effective derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with FASB guidance, did not have a material impact on operations for 2009, 2008 or 2007.
Other Matters — We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.
Interest Rates
Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements that expire December 31, 2010, which convert an aggregate of $447.2 million, or 94.9%, of our total variable rate debt under our senior secured credit facility, to fixed rate debt. As of December 31, 2009, the fair value of these derivatives was a liability of $19.8 million and an aggregate principal amount of $23.8 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility was subject to interest rate variability.
On December 17, 2009, we entered into an interest swap agreement which will initially convert $300.0 million of our total variable rate debt under our senior secured credit facility to fixed rate debt. The effective date of this agreement is December 31, 2010, which corresponds to the expiration date of the existing interest rate swap agreements. As of December 31, 2009, the fair value of this derivative was an asset of $0.8 million.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and the Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. Certain of our Mexican peso forward exchange contracts were originally designated as cash flow hedges upon inception and, accordingly, the effective portion of any fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2009, we had commitments to purchase $9.1 million in Mexican pesos and $0.5 million in Polish zlotys over the next twelve months.

Item 8.	Financial Statements and Supplementary Data
VALASSIS COMMUNICATIONS, INC.
Consolidated Balance Sheets

	December 31,
(in thousands of U.S. dollars)	2009	2008

Assets

Current assets:
Cash and cash equivalents	$129,846	$126,556
Accounts receivable (less allowance for doubtful accounts of $7,593 at Dec. 31, 2009 and $9,887 at Dec. 31, 2008)	428,836	479,749
Inventories:
Raw materials	23,263	29,662
Work in progress	17,209	18,511
Prepaid expenses and other	37,046	31,235
Deferred income taxes (Note 6)	—	1,879
Refundable income taxes	12,578	15,509

Total current assets	648,778	703,101

Property, plant and equipment, at cost:
Land and buildings	44,285	43,832
Machinery and equipment	218,397	215,551
Office furniture and equipment	206,931	199,712
Automobiles	1,266	214
Leasehold improvements	28,896	25,456

	499,775	484,765
Less accumulated depreciation and amortization	(301,874)	(250,828)

Net property, plant and equipment	197,901	233,937

Intangible assets (Note 3):
Goodwill	640,073	640,939
Other intangibles, net	238,859	251,483

Net intangible assets	878,932	892,422

Investments	2,298	2,555
Other assets	16,113	21,166

Total assets	$1,744,022	$1,853,181

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Balance Sheets, Continued

	December 31,
(in thousands of U.S. dollars)	2009	2008

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt (Note 4)	$6,197	$90,855
Accounts payable	338,418	337,359
Accrued interest	15,103	16,677
Accrued compensation and benefits	53,258	45,348
Accrued other expenses	59,275	40,830
Progress billings	40,532	44,539
Deferred income taxes (Note 6)	22	—

Total current liabilities	512,805	575,608

Long-term debt (Note 4)	1,004,875	1,111,712

Other non-current liabilities	40,567	66,029
Deferred income taxes (Note 6)	87,914	94,418
Commitments and contingencies (Notes 7 and 8)

Stockholders’ equity (Notes 9 and 10):

Preferred stock of $.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at Dec. 31, 2009 and Dec. 31, 2008
Common stock of $.01 par value. Authorized 100,000,000 shares; issued 64,241,359 at Dec. 31, 2009 and 63,533,092 at Dec. 31, 2008; outstanding 48,762,242 at Dec. 31, 2009 and 48,053,975 at Dec. 31, 2008	642	635
Additional paid-in capital	98,927	87,305
Retained earnings	522,731	455,963
Accumulated other comprehensive loss (Note 1)	(4,269)	(18,319)
Treasury stock, at cost (15,479,117 shares at Dec. 31, 2009 and 2008)	(520,170)	(520,170)

Total stockholders’ equity	97,861	5,414

Total liabilities and stockholders’ equity	$1,744,022	$1,853,181

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Income

	Year Ended December 31,
(in thousands of U.S. dollars, except per share data)	2009	2008	2007

Revenues	$2,244,248	$2,381,907	$2,242,171

Costs and expenses:
Cost of sales	1,693,652	1,855,894	1,714,181
Selling, general and administrative	354,933	385,826	354,305
Amortization of intangible assets	12,624	9,223	7,915
Impairment charge	—	245,700	—

Total costs and expenses	2,061,209	2,496,643	2,076,401

Earnings (loss) from operations	183,039	(114,736)	165,770

Other expenses and income:
Interest expense	87,041	98,903	93,779
Interest income	(546)	(2,913)	(5,333)
Other (income) expense, net	(14,399)	5,111	(2,672)

Total other expenses and income	72,096	101,101	85,774

Earnings (loss) before income taxes	110,943	(215,837)	79,996

Income tax expense (benefit)	44,175	(6,185)	27,756

Net earnings (loss)	$66,768	$(209,652)	$52,240

Net earnings (loss) per common share, basic	$1.39	$(4.37)	$1.09

Net earnings (loss) per common share, diluted	$1.36	$(4.37)	$1.09

Weighted average common shares, basic	48,129	47,977	47,721

Weighted average common shares, diluted	49,270	47,977	47,885

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other
					Compre-		Total
		Additional			hensive		Compre-
	Common	Paid-in	Retained	Treasury	Income		hensive
(in thousands of U.S. dollars)	Stock	Capital	Earnings	Stock	(Loss)	Total	Income (Loss)

Balances at Dec. 31, 2006	$633	$73,034	$617,323	$(520,227)	$4,734	$175,497
Net earnings			52,240			52,240	$52,240
Other comprehensive income:
Foreign currency translation							1,981
Unrealized changes in fair value of cash flow hedges, net of tax							(10,527)
Accrued interest on auction - rate securities							(240)

Total comprehensive income							$43,454

FIN 48 adjustment			(3,948)			(3,948)
Exercise of stock options						—
Deferred compensation		(563)				(563)
Stock grants	1	2,303				2,304
Stock option expense		5,517				5,517
Other comprehensive income					(8,995)	(8,995)

Balances at Dec. 31, 2007	634	80,291	665,615	(520,227)	(4,261)	222,052
Net loss			(209,652)			(209,652)	($209,652)
Other comprehensive loss:
Foreign currency translation							(1,934)
Unrealized changes in fair value of cash flow hedges, net of tax							(12,124)

Total comprehensive loss							($223,710)

Exercise of stock options		(28)		57		29
Deferred compensation		296				296
Stock grants	1	1,295				1,296
Stock option expense		5,451				5,451
Other comprehensive loss					(14,058)	(14,058)

Balances at Dec. 31, 2008	635	87,305	455,963	(520,170)	(18,319)	5,414
Net earnings			66,768			66,768	$66,768
Other comprehensive loss:
Foreign currency translation							1,786
Losses on cash flow hedges, net of tax							10,146
Unrealized changes in fair value of cash flow hedges, net of tax							2,118

Total comprehensive income							$80,818

Exercise of stock options	7	4,513				4,520
Deferred compensation		1,360				1,360
Stock grants		68				68
Stock option expense		5,681				5,681
Other comprehensive gain					14,050	14,050

Balances at Dec. 31, 2009	$642	$98,927	$522,731	$(520,170)	$(4,269)	$97,861
See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands of U.S. dollars)	2009	2008	2007

Cash flows from operating activities:

Net earnings (loss)	$66,768	$(209,652)	$52,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	55,224	60,145	54,592
Amortization of intangibles	12,624	9,223	7,915
Amortization of bond discount	3,281	6,564	12,348
Provision for losses on accounts receivable	5,732	8,602	5,290
Gain on debt extinguishment, net of taxes	(10,028)	—	—
Writedown of impaired assets	—	245,700	3,063
Loss on termination of cash flow hedges, net	2,513	—	—
(Gain) loss on equity investments	(4,561)	2,172	(2,040)
Stock-based compensation expense	7,109	7,043	7,258
(Gain) loss on sale of property, plant and equipment	(228)	3,326	246
Deferred income taxes	(10,965)	(26,467)	546
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	45,181	25,045	3,411
Inventories	7,701	(4,582)	(11,613)
Prepaid expenses and other	(5,810)	(11,856)	9,013
Other assets	7,360	5,735	25,946
Other liabilities	10,571	(1,630)	(17,993)
Accounts payable	1,059	2,365	29,023
Accrued interest and expenses	4,958	(15,275)	(8,702)
Income taxes	2,931	(9,124)	249
Progress billings	(4,007)	(1,077)	(13,960)

Total adjustments	130,645	305,909	104,592

Cash flows provided by operating activities	$197,413	$96,257	$156,832

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows, Continued

	Year Ended December 31,
(in thousands of U.S. dollars)	2009	2008	2007

Cash flows from investing activities:

Additions to property, plant and equipment	$(19,104)	$(24,659)	$(30,545)
Proceeds from sales of property, plant and equipment	96	33,123
Proceeds from sale of French business	—	3,605	—
Purchases of auction rate securities	—	—	(156,335)
Proceeds from sales of auction rate securities	—	—	258,869
Acquisition of ADVO, net of cash acquired	—	—	(1,187,874)
Investments and advances to affiliated companies	—	—	(1,000)
Other	—	—	(604)

Net cash (used in) provided by investing activities	(19,008)	12,069	(1,117,489)

Cash flows from financing activities:

Borrowings of long-term debt	20,000	160,000	1,130,000
Payment of debt issue costs	—	—	(19,212)
Repayment of long-term debt	(200,134)	(268,008)	(79,425)
Other debt related payments	(1,335)	—	—
Proceeds from issuance of common stock	4,520	29	—

Net cash (used in) provided by financing activities	(176,949)	(107,979)	1,031,363

Effect of exchange rate changes on cash	1,834	970	1,914

Net increase in cash and cash equivalents	3,290	1,317	72,620

Cash and cash equivalents at beginning of the year	126,556	125,239	52,619

Cash and cash equivalents at end of the year	$129,846	$126,556	$125,239

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$79,501	$103,401	$65,528
Cash paid during the year for income taxes	$43,518	$36,234	$24,444
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$68	$1,296	$2,304
Acquisition of capital assets in accounts payable	—	—	$7,757
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
Investments in joint ventures which are not “majority owned” or controlled are accounted for under the equity method. Our portion of the earnings or losses in the joint ventures is recorded in the “Consolidated Statements of Income” as other income and expense.
REVENUE RECOGNITION
•	Revenues for newspaper-delivered promotions are recognized in the period the product is distributed in the newspaper.

•	In accordance with industry practice, we generally pre-bill FSI clients in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period.

•	Products and services not distributed via newspapers are recognized in revenue when the product is shipped, accepted by the USPS or the service is performed.

•	Revenues generated for processing coupons for payment do not include the face value of the coupon or the retailer handling fee. Once the coupon processing is complete, the processing fee revenue is recognized.

•	Taxes collected from clients are reported on a net basis and, as such, excluded from revenues.
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
CLIENT CONTRACT INCENTIVES
We occasionally provide upfront cash incentives to key clients to secure the value of a long-term contract. The cost of such incentives is capitalized and amortized as a reduction to revenues over the life of the client contract to match the associated value of the contract.

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

Class	Range
Buildings/building improvements	10-30 years
Machinery and equipment	5-20 years
Office furniture, fixtures, and computer equipment and software	3-10 years
Automobiles	3 years
Leasehold improvements	5-10 years
GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Goodwill is tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual impairment tests are performed in the fourth quarter of each year.
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

	December 31,
(in thousands of U.S. dollars)	2009	2008

Unrealized changes in fair value of cash flow hedges	$489	$(22,496)
Unrealized loss on discontinued cash flow hedges	(10,721)	—
Foreign currency translation	5,963	4,177

Total accumulated other comprehensive loss	$(4,269)	$(18,319)

ACCUMULATED FOREIGN CURRENCY TRANSLATION
The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported in accumulated other comprehensive loss in stockholders’ equity.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” also known as FASB Accounting Standards Codification (“Codification” or “ASC”) 105. ASC 105 establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB for non-governmental agencies (other than guidance issued by the SEC). All existing accounting standards were superseded and accounting literature not included in the Codification is considered non-authoritative. The Codification did not change U.S. GAAP; instead, it changed the referencing of authoritative accounting literature. Adoption of ASC 105 required us to adjust references to authoritative accounting literature in our financial statements, but did not affect our financial position, results of operations or liquidity. The Codification became effective for financial statements issued for interim or annual periods ending after September 15, 2009. We have included references to the new Codification in this Annual Report on Form 10-K and the previous authoritative references are noted parenthetically.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
On January 1, 2009, we adopted the requirements of ASC 470-20 (formerly FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”), which specifies that issuers of convertible debt should separately account for the liability and equity components of such instruments in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption required retrospective application for all periods presented and is effective for our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes, substantially all of which we repurchased pursuant to a cash tender offer in May 2008. The debt component of the 2033 Secured Notes was recognized retrospectively at the present value of its cash flows discounted using a 6.48% discount rate, our borrowing rate at the date of issuance of notes for a similar debt instrument without the conversion features. The equity component, recorded as additional paid-in capital, was $28.8 million, which represents the difference between the proceeds from the issuance of the 2033 Secured Notes and the fair value of the liability, net of deferred taxes of $15.5 million as of the date of the issuance of the 2033 Secured Notes. The adoption also requires an accretion of the resultant debt discount over the expected life of the 2033 Secured Notes, which was May 2003 to May 2008.
As a result of the adoption, our consolidated financial statements were retrospectively adjusted for 2008 and 2007. There was no impact in 2009 as the 2033 Secured Notes were substantially repurchased in May 2008.
The following financial statement line items within the consolidated statements of income for the years ended December 31, 2008 and 2007 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

	Year Ended December 31, 2008
			After Adoption of
	As Originally	Effect of	New Accounting
(in thousands of U.S. dollars, except per share data)	Reported	Change	Guidance

Interest expense	$95,579	$3,324	$98,903
Total other expenses and income	97,777	3,324	101,101
Earnings (loss) before income taxes	(212,513)	(3,324)	(215,837)
Income tax (benefit) expense	(5,022)	(1,163)	(6,185)
Net earnings (loss)	(207,491)	(2,161)	(209,652)

Net earnings (loss) per common share:
Basic	$(4.32)	$(0.05)	$(4.37)
Diluted	$(4.32)	$(0.05)	$(4.37)

	Year Ended December 31, 2007
			After Adoption of
	As Originally	Effect of	New Accounting
(in thousands of U.S. dollars, except per share data)	Reported	Change	Guidance

Interest expense	$84,915	$8,864	$93,779
Total other expenses and income	76,910	8,864	85,774
Earnings (loss) before income taxes	88,860	(8,864)	79,996
Income tax (benefit) expense	30,858	(3,102)	27,756
Net earnings (loss)	58,002	(5,762)	52,240

Net earnings (loss) per common share:
Basic	$1.21	$(0.12)	$1.09
Diluted	$1.21	$(0.12)	$1.09

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The following financial statement line items within the consolidated balance sheet as of December 31, 2008 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

	31-Dec-08
			After Adoption of
	As Originally	Effect of	New Accounting
(in thousands of U.S. dollars)	Reported	Change	Guidance

Additional paid-in-capital	$58,496	$28,809	$87,305
Retained earnings	484,772	(28,809)	455,963
The following financial statement line items within the consolidated statements of cash flows as of December 31, 2008 and 2007 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

	Year Ended December 31, 2008
			After Adoption of
	As Originally	Effect of	New Accounting
(in thousands of U.S. dollars)	Reported	Change	Guidance

Cash flow from operating activities
Net earnings (loss)	$(207,491)	$(2,161)	$(209,652)
Amortization of bond discount	3,240	3,324	6,564
Deferred income taxes	(25,304)	(1,163)	(26,467)
Total adjustments	303,748	2,161	305,909

	Year Ended December 31, 2007
			After Adoption of
	As Originally	Effect of	New Accounting
(in thousands of U.S. dollars)	Reported	Change	Guidance

Cash flow from operating activities
Net earnings (loss)	$58,002	$(5,762)	$52,240
Amortization of bond discount	3,484	8,864	12,348
Deferred income taxes	3,648	(3,102)	546
Total adjustments	98,830	5,762	104,592
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
On January 1, 2009, we adopted the disclosure requirements within ASC 815-10 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”) which expands the disclosure requirements of derivative instruments and hedging activities to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance and cash flows. The adoption of these disclosure requirements of ASC 815-10 did not have an impact on our financial condition, results of operations or liquidity. For additional information regarding these disclosures, see Note 11 to our consolidated financial statements included in this Form 10-K.
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
Yet-to-be Adopted
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of the adoption of ASU 2009-13 on our financial statements.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject Valassis to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising our client base and their dispersion across many different industries and geographies. No single client accounted for more than 10% of Valassis’ consolidated revenues during the years ended December 31, 2009, 2008 and 2007. Generally, we do not require collateral or other security to support client receivables.
(2) ACQUISITION
We completed the acquisition of ADVO, Inc. (ADVO) on March 2, 2007 for approximately $1.2 billion, including the refinancing of approximately $125 million in existing ADVO debt, which was financed with debt as more fully described in Note 4, “Long-Term Debt.” The results of ADVO’s operations have been included in our Consolidated Financial Statements since the acquisition date. ADVO was one of the country’s leading direct mail companies, distributing direct advertising products on a weekly basis primarily through the United States Postal Service. The acquisition of ADVO, including its national shared mail distribution network, allows the combined company to offer clients unique, diverse and complete media plans for their value-oriented advertising content. In January 2008, we changed the corporate name of ADVO to Valassis Direct Mail, Inc. and incorporated its products and services into the combined Valassis product portfolio.
The acquisition was accounted for as a purchase in accordance with FASB guidance in effect at the time of the acquisition. The total purchase price reflects transaction costs and is net of cash acquired. The acquisition purchase price was allocated to assets acquired, including identifiable intangible assets and liabilities assumed based on their estimated fair values. The excess purchase price over those assigned values was recorded as goodwill. Goodwill recorded as a result of the acquisition is not deductible for tax purposes. The allocation of total purchase price is shown below and reflects a $3.1 million purchase accounting adjustment to goodwill for changes in deferred taxes and contract commitments which were recorded in 2008.

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

Year Ended
Dec. 31,
(in thousands of U.S. dollars, except for share amounts)	2007(1)

Revenues	$2,465,674
Earnings from operations	135,409
Net earnings	30,223
Basic earnings per share	$0.63
Diluted earnings per share	$0.63

(1)	Results include $23.0 million in one-time costs related to the acquisition of ADVO by Valassis.
These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of ADVO been completed as of the beginning of the periods presented. In addition, the pro forma results do not purport to project our future results.
(3) GOODWILL AND INTANGIBLE ASSETS
In accordance with FASB guidance, goodwill is not amortized, but instead goodwill and other intangible assets are tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year at year end, or as events occur or circumstances change that would potentially reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the reporting unit level. Our reporting units engage in business activities for which discrete financial information is available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using primarily discounted cash flow analyses, as well as market-based data, such as prevailing multiples of EBITDA and revenue for companies with similar operations. The analysis of discounted cash flows requires the use of various economic, market and business assumptions in developing our internal forecasts, the useful life over which cash flows will occur, and determination of weighted average cost of capital. These assumptions reflect our best estimates at the time we perform the annual impairment test. However, our assumptions and estimates may differ significantly from actual results.
We performed annual impairment tests as of December 31, 2009, 2008 and 2007. Our 2008 annual impairment test resulted in a pre-tax, non-cash charge of $245.7 million to reflect impairment of goodwill and intangible assets in the Shared Mail and International, Digital Media & Services segments. The impairment was due to a decrease in the market value of our business and a decrease in the fair value of forecasted cash flows, reflecting the continued deterioration of macroeconomic conditions, which accelerated and became apparent during the fourth quarter of 2008. As of December 31, 2009 and 2007, we concluded no impairment of goodwill had occurred and no events had occurred during the respective years that would indicate an impairment of such assets had taken place.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The roll forward of the goodwill balance by segment for the years ended December 31, 2009 and 2008 is as follows:

				International
	Shared	Neighborhood	Free Standing	Digital, Media
in thousands of U.S. dollars	Mail	Targeted	Inserts	& Services	Total

Goodwill, at cost	$724,435	$5,325	$18,257	$148,806	$896,823
Cumulative impairment charges	—	—	—	(51,300)	(51,300)
December 31, 2007	$724,435	$5,325	$18,257	$97,506	$845,523
Purchase accounting adjustment	(3,051)	—	—	—	(3,051)
Goodwill acquired	—	—	—	4,467	4,467
Goodwill impairment	(187,200)	—	—	(18,800)	(206,000)

December 31, 2008	534,184	5,325	18,257	83,173	640,939
Purchase accounting adjustment	—	—	—	(866)	(866)
Reclassifications(1)	—	—	4,100	(4,100)	—

December 31, 2009	$534,184	$5,325	$22,357	$78,207	$640,073

(1)     During 2009, we recorded a reclassification to correct an immaterial error in the allocation of goodwill between segments.
The components of intangible assets were as follows:

	December 31, 2009			December 31, 2008
	Gross	Accumulated	Net	Gross		Accumulated	Net
	Amount	Amortization	Amount	Amount		Amortization	Amount
Amortizing intangible assets
Mailing lists, non compete agreements and other	$40,455	$(5,847)	$34,608	$40,455		$(3,459)	$36,996
Customer relationships	140,000	(23,390)	$116,610	140,000		(13,154)	126,846
Non-amortizing intangible assets							—
Valassis name, Tradenames, trademarks, and other	87,641	—	$87,641	87,641	(1)		87,641

	$268,096	(29,237)	$238,859	$268,096		$(16,613)	$251,483

(1)	Includes the effect of the impairment charge of $39.7 million for the year ended December 31, 2008 related to tradenames and trademarks.
The associated amortization for the amortizable intangible assets was approximately $12.6 million, $9.2 million and $7.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. Amortization related to these intangible assets is expected to be approximately $12.6 million in 2010, 2011, 2012, 2013 and 2014 and $88.1 million thereafter. The weighted average remaining useful life of amortizable intangible assets at December 31, 2009 is 17.1 years for Mailing lists, non-compete agreements and other and 11.0 years for Customer relationships.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
(4) LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(in thousands of U.S. dollars)	2009	2008

Senior Secured Revolving Credit Facility	$—	$—
6 5/8% Senior Secured Notes due 2009, net of discount	—	51,784
Senior Secured Convertible Notes due 2033, net of discount	58	56
8 1/4% Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	353,624	458,654
Senior Secured Delayed Draw Term Loan	117,390	152,073

	$1,011,072	$1,202,567
Less current portion	6,197	90,855

Total long-term debt	$1,004,875	$1,111,712

Maturities of long-term debt are $6.2 million in each of the years ended December 31, 2010, 2011, 2012 and 2013, $446.2 million in the year ended December 31, 2014 and $540.1 million thereafter.
CREDIT FACILITY AND OTHER DEBT
Current and Long-term Debt
As of December 31, 2009, we had outstanding $1,011.1 million in aggregate indebtedness, which consisted of $0.1 million of the 2033 Secured Notes, $540.0 million of the unsecured 2015 Notes and $353.6 million and $117.4 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility. As of December 31, 2009, we had total outstanding letters of credit of approximately $9.5 million.

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
On January 22, 2009, we entered into the First Amendment to our senior secured credit facility, or the Amendment. As a result of the Amendment, we were permitted to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under our senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. In connection with the Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under our senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the twelve months ended December 31, 2009, we repurchased an aggregate principal amount of approximately $133.5 million of our outstanding term loans under our credit facility at a discount resulting in a pre-tax gain of $10.0 million, recorded as other income, net, in our consolidated statements of income. This pre-tax gain represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. Taxes on this gain will be deferred for five years beginning in 2009 and are then payable at 20% for each of the next five years.
All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2009, we had $353.6 million and $117.4 million outstanding under the term loan B and delayed draw portions, respectively, and $90.5 million available under the revolving line of credit portion (after giving effect to the reduction in the amount under our revolving line of credit and outstanding letters of credit) of our senior secured credit facility.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Interest and Fees
Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. For the quarter ended March 31, 2009, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. For the quarters ended June 30, 2009 and September 30, 2009, we elected one-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. For the quarter ended December 31, 2009, we elected three-month LIBOR as the applicable rate. See Note 11, “Derivative Financial Instruments and Fair Value” for a discussion regarding our various interest rate swap agreements.
Guarantees and Security
Our senior secured credit facility is guaranteed by substantially all of our existing and future domestic restricted subsidiaries pursuant to a Guarantee, Security and Collateral Agency Agreement, as amended. In addition, our oblications under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all the equity interests in our subsidiary guarantors and 65% of the capital stock of our existing and future restricted foreign subsidiaries.
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
Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in the credit agreement (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of December 31, 2009.

	Required Ratio	Actual Ratio

Maximum senior secured leverage ratio	No greater than 3.50:1.00	1.80:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	3.38:1.00
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
6⅝% Senior Secured Notes due 2009
On January 15, 2009, we satisfied and discharged the 2009 Secured Notes indenture in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee).
Senior Secured Convertible Notes due 2033
In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of December 31, 2009, an aggregate principal amount of $85,000 (or approximately $58,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
8 1/4% Senior Notes due 2015
On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of 8 1/4% Senior Notes due 2015, or the 2015 Notes. Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539,925,000 original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes remains outstanding. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 11, “Derivative Financial Instruments and Fair Value.”
The estimated fair market value of our debt was $18.4 million and $705.3 million below carrying value as of December 31, 2009 and December 31, 2008, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to comparable U.S. Treasury securities plus a spread for credit risk and other factors, as well as market prices. The fair market value of convertible debt was estimated using theoretical value as determined through the binomial model.
Covenant Compliance
As of December 31, 2009, we are in compliance with all of our indenture and senior secured credit facility covenants.
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
Expenses under the aforementioned plans were as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2009	2008	2007

Profit sharing plan	$9,924	$10,035	$9,497

Bonus plans for salaried, sales and hourly personnel	22,086	12,762	21,559

Bonus plan for executives	3,470	1,229	1,817

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
(6) INCOME TAXES
The components of earnings before income taxes for our domestic and foreign operations are as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2009	2008	2007

Pre-tax income (loss):
United States	$106,237	$(211,815)	$84,805
Foreign	4,706	(4,022)	(4,809)

	$110,943	$(215,837)	$79,996

Income taxes have been charged to earnings as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2009	2008	2007

Current:
Federal	$43,839	$15,855	$16,495
Foreign	1,122	510	640
State	10,175	6,494	2,639

Total current taxes	$55,136	$22,859	$19,774

Deferred:
Federal	$(7,009)	$(27,990)	$8,960
Foreign	410	(802)	(2,303)
State	(4,362)	(252)	1,325

Total deferred taxes	$(10,961)	$(29,044)	$7,982

Income tax expense (benefit)	$44,175	$(6,185)	$27,756

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $18.6 million and $13.8 million at December 31, 2009 and December 31, 2008, respectively. As such, we have not provided U.S. income taxes on these reinvested earnings.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2009	2008	2007

Expected income tax expense (benefit) at statutory rate	$38,830	$(75,543)	$27,999

Increase (decrease) in taxes resulting from:

Goodwill impairment	—	65,055	—

ADVO acquisition expenses	—	96	(1,155)

Domestic production activities	(1,050)	(1,548)	(1,472)

Valuation allowance	27	500	578

State and local income taxes, net of federal benefit	3,759	4,057	2,577

Tax credits	(109)	(168)	(847)

Tax exempt interest income	(81)	(371)	(804)

Other items, net	2,799	1,737	880

Income tax expense (benefit)	$44,175	$(6,185)	$27,756

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands of U.S. dollars)	2009	2008

Long-term deferred income tax (liabilities) assets:

Intangibles	$(88,147)	$(94,218)
Depreciation on plant and equipment	(40,236)	(48,975)
Deferred compensation	11,041	8,814
Cancellation of indebtedness income	(3,812)	—
Loss and tax credit carryforwards	10,012	10,395
Stock compensation	518	815
Partnership losses	1,980	2,600
Investment impairments	5,905	6,099
Foreign	248	211
Acquisition costs	13,837	14,063
Interest rate swaps	6,288	12,929
Allowance for uncollectible accounts	1,335	1,120
Prepaid assets	—	296
Other reserves	10,606	10,477

Long-term deferred income tax liabilities	(70,425)	(75,374)

Valuation allowance	(17,489)	(19,044)

Net long-term deferred income tax liabilities	$(87,914)	$(94,418)

Current deferred income tax (liabilities) assets:

Inventory	$883	$623
Accrued expense	3,558	3,975
Allowance for uncollectible accounts	7,225	7,960
Other reserves	376	579
Prepaid expense	(7,100)	(7,687)
Intangibles	(4,964)	(3,571)

Total current deferred income tax (liabilities) assets	$(22)	$1,879

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Our net deferred tax (liabilities) assets are summarized as follows (in thousands):

	December 31,
(in thousands of U.S. dollars)	2009	2008

Total deferred tax assets	$75,379	$98,183
Total deferred tax liabilities	(163,315)	(190,722)

Net deferred income tax liabilities	$(87,936)	$(92,539)

For financial statement purposes, the tax benefits of net operating/capital loss and tax credit carryforwards are recognized as deferred tax assets, subject to appropriate valuation allowances when we determine that the likelihood of recovering the deferred tax asset falls below the “more likely than not” threshold. We evaluate our net operating loss and credit carryforwards on an ongoing basis. As of December 31, 2009, the expiration periods for $10.0 million of deferred tax assets related to net operating/capital loss and tax credit carryforwards are as follows: $1.3 million between calendar years 2010 and 2014; $1.1 million between calendar years 2015 and 2024; $0.8 million between calendar years 2025 and 2029 and $6.8 million can be carried forward indefinitely. The Company has provided valuation allowances on these deferred tax assets of approximately $0.1 million for deferred tax assets expiring between calendar years 2010 and 2014 and $4.1 million for deferred tax assets with an indefinite life. A valuation allowance of $13.3 million exists for ADVO’s capitalized costs associated with its acquisition by Valassis.
On January 1, 2007, we adopted the new guidance relating to accounting for uncertainty in income taxes, in accordance with ASC 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN48). This guidance clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes recognition and measurement standards for the disclosure of tax positions taken or expected to be taken on a tax return. The guidance requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, the company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit.
As of December 31, 2009, the amount of gross unrecognized tax benefits was $11.1 million, of which $9.3 million would favorably affect the effective income tax rate in future periods, if recognized. At December 31, 2008, the amount of gross unrecognized tax benefits was $7.7 million, of which $5.5 million would favorably affect the effective income tax rate.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending balances for the total amounts of gross unrecognized tax benefits is as follows:

(in thousands of U.S. dollars)	2009	2008	2007

Gross unrecognized tax benefits — January 1,	$7,713	$9,125	$6,581
Gross increases for ADVO benefits as of March 2, 2007	—	—	7,043
Gross increases in tax positions for prior years	352	824	—
Gross decreases in tax positions for prior years	(165)	(195)	—
Gross increases in tax positions for current year	5,121	65	617
Settlements	(255)	—	(2,544)
Lapse of statute of limitations	(1,642)	(2,106)	(2,572)

Gross unrecognized tax benefits — December 31,	$11,124	$7,713	$9,125

We file tax returns in various federal, state, and local jurisdictions. In many cases, our liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction.

JURISDICTION	Open Tax Years
United States	9/2005 — 2009
California	2004 — 2009
Connecticut	2003 — 2009
Illinois	9/2006 — 2009
Kansas	9/2006 — 2009
Massachusetts	9/2005 — 2009
Michigan	2008 — 2009
North Carolina	2005 — 2009
Pennsylvania	9/2005 — 2009
Texas	9/2005 — 2009
As of December 31, 2009, we anticipate events may occur over the next twelve months that could have a significant effect on the liabilities for unrecognized tax benefits. These anticipated events include the settlement or payment of ongoing state audits. These events could result in a decrease in our liability for unrecognized tax benefits of $1.4 million to $2.7 million. Other events may occur over the next twelve months that could impact our unrecognized tax benefits; however, it is not possible to reasonably estimate the expected change for these events.
Our policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items below the line as part of income tax expense. This accounting policy does not represent a change in policy from prior periods. We recorded $0.9 million in gross interest for the year ended December 31, 2009. Gross interest of $1.7 million and penalties of $0.2 million were accrued for as of December 31, 2009, and gross interest of $1.4 million and penalties of $0.2 million were accrued for as of December 31, 2008.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
(7) COMMITMENTS
Total operating lease rentals, for various office space, charged to expense were $28.5 million, $31.3 million and $26.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum rental payments required under noncancelable operating leases as of December 31, 2009 are as follows:

Year Ended December 31,	(in thousands of U.S. dollars)

2010	$23,755
2011	23,485
2012	20,695
2013	17,777
2014	13,802
Thereafter	44,915

$144,429

During the second quarter of 2008, we completed a sale and leaseback transaction with an independent third party involving our three properties located in Windsor, Connecticut. Simultaneously with the closing of the sale of the properties, we entered into long-term agreements to lease two of the properties back from the purchaser for a period of 15 years. The terms of the leases provide for annual rent cost escalations. The rental payments will be expensed in an aggregate annual amount of $2.4 million on a straight-line basis over the lives of the leases. The future minimum rental payments for the two properties that were leased are included in the schedule above.
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
Future commitments pursuant to senior executive employment agreements, which include non-compete clauses and excluding any discretionary bonuses, are as follows:

(in thousands of U.S. dollars)
Year Ended	Base Salary	Maximum Cash Bonus

Dec. 31, 2010	$2,182	$3,182
Dec. 31, 2011	1,701	2,701
Dec. 31, 2012	1,515	515
Dec. 31, 2013	1,515	—
Dec. 31, 2014	1,515	—
Thereafter	2,000	—
Our obligation to pay the maximum cash bonus is based on Valassis attaining certain earnings and/or sales and cost targets. In addition, we have commitments to certain former and current senior executives under a SERP plan. The present value of expected payments under the plan at December 31, 2009 was $8.4 million, payable over ten years following cessation of employment of the executive. We also provide stock options and restricted stock grants to certain executives (See Note 9).
Upon acquiring ADVO, we assumed its three agreements with International Business Machines (“IBM”) to provide systems application, development and maintenance, a customer support center and client server management services. The agreements extend through December 31, 2012 and allow for cancellation. The client server management agreement was terminated during 2008. The customer support center agreement is cancellable, subject to certain termination charges ranging from $0.8 million to $0.3 million depending on the year in which the cancellation becomes effective. The systems application, development and maintenance agreement can be terminated beginning on January 1, 2009 subject to termination charges ranging from $0 to $7.1 million, depending on our spending with IBM over the contract period. Following such termination, IBM shall provide us a credit in the amount of the termination charge to be applied against any new IBM products or services that we utilize within 24 months following such termination. These termination charges are not included in the minimum rental payment table above since we currently have no intention of terminating the two remaining agreements.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
(8) CONTINGENCIES
Upon completion of our acquisition of ADVO, we assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. The cases were consolidated under a single action titled Robert Kelleher et al. v. ADVO, Inc., et al. , Civil Case No. 3:06CV01422(AVC) and a consolidated amended complaint was filed on June 8, 2007. The complaint generally alleges ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.
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
The deadline for objecting to the settlement or for opting out of the class passed without any members of the class providing notice of objection or opting out. On March 3, 2010, the court held a settlement approval hearing, issued final approval of the settlement, and entered final judgment dismissing the claims with prejudice. The deadline for any appeal from the judgment and order of final approval is April 2, 2010.
We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $9.9 million, reflecting our best estimate of our potential sales tax liability.
(9) STOCK COMPENSATION PLANS
The 2008 Omnibus Incentive Compensation Plan was approved by our shareholders on April 24, 2008 as a successor to the 2002 Long-Term Incentive Plan, as amended, the Broad-based Incentive Plan, as amended, the 2005 Executive Restricted Stock Plan and the 2005 Employee and Director Restricted Stock Award Plan, each described below. In addition, shares available under the ADVO, Inc. 2006 Incentive Compensation Plan were transferred to this new plan. No additional awards may be granted under these prior plans commencing with the approval of the new plan. The 2008 Omnibus Incentive Compensation Plan authorizes 7.3 million shares to be issued by way of stock options, stock appreciation rights, restricted stock, restricted stock units or other equity-based awards. Stock options must be awarded at exercise prices at least equal to the fair market value of the shares on the date of grant and expire not later than 10 years from the date of grant, with vesting terms ranging from six months to five years from the date of grant.
Valassis’ 2002 Long-Term Incentive Plan authorized option grants for the issuance of 3,500,000 shares of common stock with exercise prices at least equal to the fair market value of the shares on the date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than ten years from the date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from the date of grant.
Valassis’ Broad-Based Incentive Plan authorized option grants for the issuance of a maximum of 2,165,000 shares of common stock with exercise prices at least equal to the fair market value of the shares on the date of grant. Subject to termination of employment and except as otherwise provided in the plan, these options expire not later than 10 years from the date of grant, are not transferable other than on death, and fully vest over terms ranging from six months to five years from the date of grant.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The 2005 Employee and Director Restricted Stock Award Plan replaced the then existing plan which expired on May 20, 2006. A total of 150,000 shares of restricted stock had been reserved for this plan. 36,300 and 79,864 shares under this plan were granted to employees during the years ended December 31, 2008 and 2007, respectively. The average fair value of these restricted stock grants was $11.67 and $14.50, respectively.
The prior Employee and Director Restricted Stock Award Plan authorized the grant of restricted stock to executives and to non-employee directors. A total of 300,000 shares of restricted stock were reserved for this plan.
The 2005 Executive Restricted Stock Plan replaced the Executive Restricted Stock Plan, which provided for the grant of restricted stock, with a minimum of one-year vesting, to certain executives. The maximum number of restricted shares that were authorized under this plan was 150,000 shares, provided that not more than 60% of such shares are awarded to any one participant. 44,000 and 22,500 shares of restricted stock were granted under this plan in 2008 and 2007 with a fair value at the date of grant of $11.67 and $14.50, respectively.
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
At December 31, 2009, there were outstanding options among 1,407 participants for the purchase of 9,703,940 shares and there were 4,008,130 shares available for grant under the 2008 Omnibus Incentive Compensation Plan.
A summary of restricted stock activity for the year ended December 31, 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at beginning of year	224,963	$14.06
Granted	44,100	$3.49
Vested	(114,199)	$15.17
Canceled	(3,564)	$15.42

Non-vested at end of year	151,300	$10.11

Total compensation expense for restricted stock awards was $1.4 million, $1.6 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
A summary of Valassis’ stock option activity for the year ended December 31, 2009, is as follows:

		Weighted Average	Remaining	Aggregate
		per Share Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(in years)	($ in millions)
Outstanding at beginning of year	8,401,134	$23.07	—	—
Granted	2,557,400	$1.56	—	—
Exercised	(669,565)	$3.00	—	—
Forfeited/Expired	(585,029)	$31.35	—	—

Outstanding at end of year	9,703,940	$18.31	5.07	$52.5

Options exercisable at year end	5,568,685	$24.41	3.62	$15.7

Options vested and expected to vest	8,715,821	$18.81	4.94	$45.4

The intrinsic value of options exercised (the amount by which the market price of the Company’s stock on the date of exercise exceeded the exercise price) was $9.4 million for the year ended December 31, 2009 and was negligible for the year ended December 31, 2008. There were no options exercised in the year ended December 31, 2007.
Stock option expense totaled $5.7 million, $5.5 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was a total of $8.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately five years.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The weighted average fair value per option at date of grant during 2009, 2008 and 2007 was $0.86, $4.80 and $4.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	2009	2008	2007
Expected option life	5.8 years	5.5 years	6 years
Expected annual voltility	59%	36%	29%
Risk-free interest rate	1.8%	3.0%	4.5%
Dividend yield	0%	0%	0%
(10) STOCKHOLDERS’ EQUITY
On September 1, 1999, the Board of Directors adopted a Stockholder Rights Agreement, which was amended on October 10, 2003 and was further amended on January 5, 2007 (the “Agreement”). Pursuant to the Agreement, the Board declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of Valassis’ common stock. The Rights were attached to and automatically traded with the outstanding shares of Valassis’ common stock. The Rights expired on September 1, 2009.
In addition, as of December 31, 2009, we had authorization to repurchase an additional 6.1 million shares of our common stock under our existing share repurchase programs. We suspended our repurchase program in February 2006 and did not repurchase any shares during the years ended December 31, 2009, 2008 and 2007.
(11) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE
We use derivative financial instruments, including forward foreign exchange and interest rate swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates our exposure to these risks and the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes.
We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. Effective derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness, determined in accordance with FASB guidance, did not have a material impact on operations for 2009, 2008 or 2007.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The notional amounts and fair value of the derivative instruments in the consolidated financial statements were as follows:

	Notional Amounts		Fair Value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(in millions of U.S. Dollars)	2009	2008	2009	2008	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:

Interest Rate Swap Contracts	$300.0	$480.0(1)	$0.8	$(34.5)	Other assets
Foreign Exchange Contracts	2.7	10.7	—	(1.5)	Accrued other expenses

	302.7	490.7	0.8	(36.0)
Derivatives not receiving hedge accounting treatment:

Interest Rate Swap Contracts	447.2(1)	—	(19.8)	—	Other non-current liabilities
Foreign Exchange Contracts	6.9	—	0.4	—	Accrued other expenses

	454.1	—	(19.4)	—

Total derivatives	$756.8	$490.7	$(18.6)	$(36.0)

(1)	As of April 1, 2009, cash flow hedge accounting treatment was discontinued.

	Year Ended December 31, 2009
	Amount of	Amount of	Amount of
	Gain(Loss)	Gain (Loss)	Gain (Loss)
	Recognized in	Recognized in	Reclassified
	Earnings on	OCI on	from AOCI
(in millions of U.S. Dollars)	Derivatives	Derivatives	into Earnings

Derivatives designated as cash flow hedging instruments:

Interest Rate Swap Contracts	$—	$0.8	$—
Foreign Exchange Contracts	—	—	(1.6	)(2)

	$—	$0.8	$(1.6)

Derivatives not receiving hedge accounting treatment:

Interest Rate Swap Contracts	$9.5 (1)	$2.6 (3)	$(14.6	)(1)
Foreign Exchange Contracts	0.4 (2)	—	—

	$9.9	$2.6	$(14.6)

(1)	Recognized in Interest expense

(2)	Recognized in Cost of sales.

(3)	Represents amount recognized in OCI during the first quarter of 2009. We discontinued hedge accounting on April 1, 2009; however, these financial instruments were effective as cash flow hedges until that date.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Interest Rates
During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fixed the interest rate at 6.795% for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as effective hedging instruments through March 31, 2009 and recorded the changes in the fair value these interest rate swaps as a component of accumulated other comprehensive income (loss).
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
In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps will be amortized to interest expense over the remaining lives of the interest rate swaps, through December 31, 2010.
On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005% for an effective interest rate of 3.755% for $300.0 million of our variable rate debt under our senior secured credit facility. The effective date of this agreement is December 31, 2010 which corresponds to the expiration date of the existing interest rate swap agreements detailed above. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The following table presents the notional amount of interest rate swaps by class as of December 31, 2009:

(in thousands)						Effective/
Financial Instrument	Hedge Type		Notional Amount	Start Date	Maturity Date	Ineffective
Floating to fixed	n/a	*	$300,000	4/4/2007	12/31/2010	n/a *
Floating to fixed	n/a	*	$147,200	6/29/2007	12/31/2010	n/a *
Floating to fixed	Cash Flow		$300,000	12/31/2010	6/30/2012	Effective

*	We discontinued hedge accounting on April 1, 2009. These financial instruments were effective as cash flow hedges until that date.
Foreign Currency
The functional currencies for our foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Translation adjustments are reflected as an adjustment to equity on a cumulative basis, the impact for 2009 was an increase of $1.8 million.
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and the Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. Certain of our Mexican peso forward exchange contracts were originally designated as cash flow hedges upon inception and, accordingly, the effective portion of any fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2009, we had commitments to purchase $9.1 million in Mexican pesos and $0.5 million in Polish zlotys over the next twelve months.
Fair Value Measurements
The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2009:

	Fair Value Measurements (in millions of U.S. dollars)
		Quoted Prices
		in Active
	Asset/	Markets for	Significant Other	Significant
	(Liability)	Identical Assets	Observable	Unobservable
Description	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Foreign Exchange Contracts	$0.4	$—	$0.4	$—
Other Assets — Warrants	0.7	—	0.7	—
Interest Rate Swap Contracts	(19.0)	—	(19.0)	—

	$(17.9)	$—	$(17.9)	$—

The fair value of our foreign exchange contracts is based on observable foreign exchange forward contract rates. The fair value of warrants is determined based on the underlying quoted stock price and associated implied volatility. The fair value of our interest rate swaps is determined based on third party valuation models.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
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
Due to the acquisition of ADVO in 2007 and the resulting change in relative size of various business units, the previously reportable segments referred to as Household Targeted and International and Services were combined into one segment, International, Digital Media & Services as of January 1, 2008. This segment includes all of our lines of business that both individually and collectively fall below the materiality threshold for separate reportable segments. These business lines include NCH, international, direct mail, VRMS, security services, digital and in-store. In addition, on January 1, 2008, ADVO Canada, previously reported as part of the Shared Mail (ADVO) segment, was merged into Valassis Canada and is now part of International, Digital Media & Services. Prior year results have been reclassified for comparison purposes.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on earnings from operations. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment. Intersegment sales are accounted for at cost.
No single client accounted for more than 10% of our consolidated revenues during the years ended December 31, 2009, 2008, and 2007.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
				International,
		Neighborhood		Digital Media &
(in millions of U.S. dollars)	Shared Mail	Targeted	FSI	Services	Total

2009
Revenues from external customers	$1,279.1	$444.7	$361.4	$159.0	$2,244.2
Intersegment revenues	18.6	26.1	37.0	1.6	83.3
Depreciation/amortization	49.2	4.1	12.0	2.5	67.8
Segment profit	$110.2	$36.3	$11.5	$25.0	$183.0

2008
Revenues from external customers	$1,370.8	$469.2	$370.2	$171.7	$2,381.9
Intersegment revenues	14.1	22.0	39.3	0.4	75.8
Depreciation/amortization	51.7	2.4	12.9	2.4	69.4
Segment profit	$89.8	$38.8	$1.8	$0.6	$131.0

2007
Revenues from external customers	$1,185.8	$480.5	$401.2	$174.7	$2,242.2
Intersegment revenues	2.0	12.4	11.5	0.6	26.5
Depreciation/amortization	48.4	2.0	9.5	2.6	62.5
Segment profit	$82.7	$61.3	$20.2	$3.6 (1)	$167.8

(1)	Includes $8.4 million in non-recurring costs related to restructuring in Europe.
Reconciliations to consolidated financial statement totals are as follows:

	Year Ended December 31,
(in millions of U.S. dollars)	2009	2008	2007

Profit for reportable segments	$183.0	$131.0	$167.8
Unallocated amounts:
Impairment charge	—	(245.7)	—
Legal and professional costs related to the ADVO transaction and related litigation	—	—	(2.0)
Interest expense	(87.0)	(98.9)	(93.8)
Interest income	0.5	2.9	5.3
Other income (expense), net	14.4	(5.1)	2.7

Earnings (loss) before income taxes	$110.9	$(215.8)	$80.0

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Domestic and foreign revenues were as follows:

	Year Ended December 31,
(in millions of U.S. dollars)	2009	2008	2007

United States	$2,193.0	$2,310.9	$2,169.3
Foreign	51.2	71.0	72.9

	$2,244.2	$2,381.9	$2,242.2

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	December 31,
(in millions of U.S. dollars)	2009	2008

United States	$188.2	$223.8
Foreign	9.7	10.1

	$197.9	$233.9

(13)	EARNINGS (LOSS) PER SHARE
Earnings (loss) per common share (“EPS”) data was computed as follows:

	Year Ended December 31,
(in thousands of U.S. dollars, except per share data)	2009	2008	2007

Net earnings (loss)	$66,768	$(209,652)	$52,240

Basic EPS:
Weighted average common shares outstanding	48,129	47,977	47,721

Net earnings (loss) per common share, basic	$1.39	$(4.37)	$1.09

Diluted EPS:
Weighted average common shares outstanding	48,129	47,977	47,721
Shares issued on assumed exercise of dilutive options	3,490	—	164
Shares purchased with assumed proceeds of options and unearned restricted shares	(2,363)	—	(43)
Shares contingently issuable	14	—	43

Shares applicable to diluted earnings	49,270	47,977	47,885

Net earnings (loss) per common share, diluted	$1.36	$(4.37)	$1.09

Unexercised employee stock options to purchase 7.1 million shares, 8.4 million shares, and 6.8 million shares of Valassis’ common stock as of December 31, 2009, 2008 and 2007, respectively, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the respective periods.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and December 31, 2008.

	Three Months Ended
(in millions of U.S. dollars, except for per share data)	Mar. 31	June 30	Sept. 30	Dec. 31

Fiscal Year Ended December 31, 2009

Revenues	$551.2	$544.0	$544.1	$605.0
Cost of sales	427.5	410.0	407.6	448.5
Gross profit	123.7	134.0	136.5	156.5
Net earnings	13.0	15.9	13.8	24.0
Net earnings per common share, diluted	0.27	0.33	0.28	0.48

	Three Months Ended
(in millions of U.S. dollars, except for per share data)	Mar. 31		June 30		Sept. 30	Dec. 31

Fiscal Year Ended December 31, 2008

Revenues	$597.1		$594.9		$563.7	$626.2
Cost of sales	455.4		461.0		453.0	486.5
Gross profit	141.7		133.9		110.7	139.7
Net earnings (loss)	10.9	(1)	6.6	(1)	(5.2)	(222.0	)(2)
Net earnings (loss) per common share, diluted	0.23	(1)	0.14	(1)	(0.11)	(4.63	) (2)

(1)	Effective January 1, 2009, we adopted the provisions of authoritative guidance issued by the FASB which requires issuers of convertible debt to separately account for the liability and equity components of such instruments in a manner that will reflect the issuer’s nonconvertible debt borrowings rate when interest cost is recognized in subsequent periods. The adoption required retrospective application and is effective for our Senior Secured Convertible Notes due 2033. There is no impact to 2009 as the 2033 Secured Notes were substantially repurchased in May 2008. The quarterly financial information has been retrospectively adjusted for previously reported amounts by reducing net earnings and diluted EPS for the quarters ended March 31, 2008 and June 30, 2008.

(2)	Includes $223.4 million non-cash impairment charge, net of tax, related to the carrying value of the goodwill and intangible assets associated with the Shared Mail and International, Digital Media & Services segments. For further information regarding the impairment charge, see Note 3 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
(15) SUBSEQUENT EVENTS
On January 30, 2010, Valassis announced that it had reached an agreement to settle its outstanding lawsuits against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). The operative complaint alleged violation of the Sherman Act, various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services.
On February 4, 2010, Valassis and News executed a settlement agreement and release (the “Settlement Agreement”), and pursuant to the terms of the Settlement Agreement, News paid Valassis $500.0 million, which will be recorded in our financial statements in the first quarter of 2010. News America, Inc. also entered into a 10-year shared mail distribution agreement with Valassis Direct Mail, Inc., a Valassis subsidiary, which provides for the sale by Valassis of certain shared mail services to News on specified terms.
In connection with the settlement, the parties are working with the Court, under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The precise timing and form of the relief rests with the Court.
The settlement resolves all outstanding claims between Valassis and News as of February 4, 2010. As a result, the parties agreed to dismiss all outstanding litigation between them and release all existing and potential claims against each other that were or could have been asserted in the litigation as of the date of the Settlement Agreement.
(16) GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
The following tables present the condensed consolidating balance sheets as of December 31, 2009 and December 31, 2008 and the related condensed consolidating statements of income for the twelve months ended December 31, 2009, 2008 and 2007 and condensed consolidating statements of cash flows for the twelve months ended December 31, 2009, 2008 and 2007.
Condensed Consolidating Balance Sheet
December 31, 2009
(in thousands)

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$104,477	$7,614	$17,755	$—	$129,846
Accounts receivable, net	158,093	239,217	31,526	—	428,836
Inventories	33,082	7,390	—	—	40,472
Prepaid expenses and other	98,773	(18,583)	2,250	(45,394)	37,046
Income taxes refundable	63,989	(50,998)	(413)	—	12,578

Total current assets	458,414	184,640	51,118	(45,394)	648,778

Property, plant and equipment, net	30,500	164,468	2,933	—	197,901
Intangible assets, net	35,169	836,775	6,988	—	878,932
Investments	310,182	17,642	—	(325,526)	2,298
Intercompany loan and note receivable	534,259	(524,540)	(9,719)	—	—
Other assets	10,795	5,314	4	—	16,113

Total assets	$1,379,319	$684,299	$51,324	$(370,920)	$1,744,022

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$6,197	$—	$—	$—	6,197
Accounts payable and intercompany payable	174,701	190,317	18,796	(45,396)	338,418
Accrued expenses	59,729	58,761	9,146	—	127,636
Progress billings	25,242	6,796	8,494	—	40,532
Deferred income taxes	(1,095)	1,051	66	—	22

Total current liabilities	264,774	256,925	36,502	(45,396)	512,805

Long-term debt	1,004,875	—	—	—	1,004,875
Other non-current liabilities	19,671	18,542	2,354	—	40,567
Deferred income taxes	(7,862)	99,770	(3,994)	—	87,914

Stockholders’ equity	97,861	309,062	16,462	(325,524)	97,861

Total liabilities and stockholders’ equity	$1,379,319	$684,299	$51,324	$(370,920)	$1,744,022

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheet
December 31, 2008
(in thousands)

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$102,441	$5,937	$18,178	$—	$126,556
Accounts receivable, net	222,793	234,300	22,656	—	479,749
Inventories	39,451	8,722	—	—	48,173
Prepaid expenses and other	(2,781)	19,259	3,605	11,152	31,235
Income taxes refundable	39,454	(23,647)	(298)	—	15,509
Deferred income taxes	1,853	97	(71)	—	1,879

Total current assets	403,211	244,668	44,070	11,152	703,101

Property, plant and equipment, net	33,247	197,927	2,763	—	233,937
Intangible assets, net	35,210	850,233	6,979	—	892,422
Investments	259,308	14,615	—	(271,368)	2,555
Intercompany loan and note receivable	753,963	(744,244)	(9,719)	—	—
Other assets	16,635	4,527	4	—	21,166

Total assets	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$90,855	$—	$—	$—	$90,855
Accounts payable and intercompany payable	192,470	117,507	16,230	11,152	337,359
Accrued expenses	39,210	54,526	9,119	—	102,855
Progress billings	29,629	7,246	7,664	—	44,539

Total current liabilities	352,164	179,279	33,013	11,152	575,608

Long-term debt	1,111,712	—	—	—	1,111,712
Other non-current liabilities	45,392	17,962	2,675	—	66,029
Deferred income taxes	(13,108)	112,691	(5,165)	—	94,418

Stockholders’ equity	5,414	257,794	13,574	(271,368)	5,414

Total liabilities and stockholders’ equity	$1,501,574	$567,726	$44,097	$(260,216)	$1,853,181

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Condensed Consolidating Statement of Income
Twelve Months Ended December 31, 2009
(in thousands)

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$801,219	$1,473,551	$69,595	$(100,117)	$2,244,248

Cost and expenses:
Cost of sales	632,619	1,111,526	49,624	(100,117)	1,693,652
Selling, general and administrative	126,695	214,364	13,874	—	354,933
Amortization of intangible assets	23	12,601	—	—	12,624

Total costs and expenses	759,337	1,338,491	63,498	(100,117)	2,061,209

Earnings from operations	41,882	135,060	6,097	—	183,039

Other expenses and income:
Interest expense	87,041	—	—	—	87,041
Interest income	(467)	(12)	(67)	—	(546)
Intercompany interest	(69,556)	69,241	315	—	—
Other (income) expense, net	(11,959)	(3,337)	897	—	(14,399)

Total other expenses and income	5,059	65,892	1,145	—	72,096

Earnings before income taxes	36,823	69,168	4,952	—	110,943

Income tax expense	18,430	24,506	1,239	—	44,175
Equity in net earnings of subsidiary	48,375	3,713	—	(52,088)	—

Net earnings	$66,768	$48,375	$3,713	$(52,088)	$66,768

Condensed Consolidating Statement of Income
Twelve Months Ended December 31, 2008
(in thousands)

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$828,818	$1,557,851	$89,382	$(94,144)	$2,381,907

Cost and expenses:
Cost of sales	663,747	1,216,798	69,493	(94,144)	1,855,894
Selling, general and administrative	126,849	237,912	21,065	—	385,826
Amortization of intangible assets	222	9,001	—	—	9,223
Impairment charge	17,993	227,707	—	—	245,700

Total costs and expenses	808,811	1,691,418	90,558	(94,144)	2,496,643

Earnings (loss) from operations	20,007	(133,567)	(1,176)	—	(114,736)

Other expenses and income:
Interest expense	98,895	—	8	—	98,903
Interest income	(1,924)	(428)	(561)	—	(2,913)
Intercompany interest	(71,985)	71,985	—	—	—
Other (income) expense, net	7,291	(13,855)	11,675	—	5,111

Total other expenses and income	32,277	57,702	11,122	—	101,101

Loss before income taxes	(12,270)	(191,269)	(12,298)	—	(215,837)

Income tax (benefit) expense	(7,351)	230	936	—	(6,185)
Equity in net loss of subsidiary	(204,733)	(13,234)	—	217,967	—

Net loss	$(209,652)	$(204,733)	$(13,234)	$217,967	$(209,652)

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Condensed Consolidating Statement of Income
Twelve Months Ended December 31, 2007
(in thousands)

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$720,948	$1,475,262	$91,859	$(45,898)	$2,242,171

Cost and expenses:
Cost of sales	616,861	1,074,504	68,714	(45,898)	1,714,181
Selling, general and administrative	49,020	276,651	28,634	—	354,305
Amortization of intangible assets	473	7,442	—	—	7,915

Total costs and expenses	666,354	1,358,597	97,348	(45,898)	2,076,401

Earnings (loss) from operations	54,594	116,665	(5,489)	—	165,770

Other expenses and income:
Interest expense	93,768	—	11	—	93,779
Intercompany interest	(63,208)	63,208	—	—	—
Other income, net	(2,718)	(4,699)	(588)	—	(8,005)

Total other expenses and income	27,842	58,509	(577)	—	85,774

Earnings (loss) before income taxes	26,752	58,156	(4,912)	—	79,996

Income tax expense	7,142	19,706	908	—	27,756
Equity in net earnings (loss) of subsidiary	32,630	(5,820)	—	(26,810)	—

Net earnings (loss)	$52,240	$32,630	$(5,820)	$(26,810)	$52,240

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor	Consolidating
	Parent Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated Total

Operating Activities
Net cash provided by (used in) operating activities	$60,031	$138,884	$(1,502)	$—	$197,413

Investing Activities
Additions to property, plant and equipment	(7,321)	(11,028)	(755)	—	(19,104)
Proceeds from sales of property, plant and equipment	—	96	—	—	96
Proceeds from sale of French business	—	—	—	—	—

Net cash used in investing activities	(7,321)	(10,932)	(755)	—	(19,008)

Financing Activities
Borrowings of long-term debt	20,000	—	—	—	20,000
Other debt related payments	(1,335)	—	—	—	(1,335)
Proceeds from issuance of common stock	4,520	—	—	—	4,520
Repayment of long-term debt	(200,134)	—	—	—	(200,134)
Cash provided by (used in) intercompany activity	126,275	(126,275)	—	—	—

Net cash used in financing activities	(50,674)	(126,275)	—	—	(176,949)

Effect of exchange rate changes on cash	—	—	1,834	—	1,834

Net increase (decrease) in cash	2,036	1,677	(423)	—	3,290
Cash at beginning of period	102,441	5,937	18,178	—	126,556

Cash at end of period	$104,477	$7,614	$17,755	$—	$129,846

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor	Consolidating
	Parent Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated Total

Operating Activities
Net cash (used in) provided by operating activities	$(8,403)	$109,874	$(5,214)	$—	$96,257

Investing Activities
Additions to property, plant and equipment	(13,860)	(8,785)	(2,014)	—	(24,659)
Proceeds from sales of property, plant and equipment	—	28,897	4,226	—	33,123
Proceeds from sale of French business	—	—	3,605	—	3,605

Net cash (used in) provided by investing activities	(13,860)	20,112	5,817	—	12,069

Financing Activities
Borrowings of long-term debt	160,000	—	—	—	160,000
Proceeds from issuance of common stock	29	—	—	—	29
Repayment of long-term debt	(268,008)	—	—	—	(268,008)
Cash provided by (used in) intercompany activity	228,084	(219,803)	(8,281)	—	—

Net cash provided by (used in) financing activities	120,105	(219,803)	(8,281)	—	(107,979)

Effect of exchange rate changes on cash	—	—	970	—	970

Net increase (decrease) in cash	97,842	(89,817)	(6,708)	—	1,317
Cash at beginning of period	4,599	95,754	24,886	—	125,239

Cash at end of period	$102,441	$5,937	$18,178	$—	$126,556

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor	Consolidating
	Parent Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated Total

Operating Activities
Net cash provided by operating activities	$60,740	$90,778	$5,314	$—	$156,832

Investing Activities
Additions to property, plant and equipment	(11,008)	(19,212)	(325)	—	(30,545)
Acquisition of ADVO, net of cash acquired	(1,187,874)	—	—	—	(1,187,874)
Purchases of auction rate securities	(146,262)	(10,073)	—	—	(156,335)
Proceeds from sales of auction rate securities	237,781	21,088	—	—	258,869
Investments and advances to affiliated companies	(1,000)	—	—	—	(1,000)
Other	(604)	—	—	—	(604)

Net cash used in investing activities	(1,108,967)	(8,197)	(325)	—	(1,117,489)

Financing Activities
Borrowings of long-term debt	1,130,000	—	—	—	1,130,000
Payment of debt issue costs	(19,212)	—	—	—	(19,212)
Repayment of long-term debt	(79,425)	—	—	—	(79,425)

Net cash provided by financing activities	1,031,363	—	—	—	1,031,363

Effect of exchange rate changes on cash	—	—	1,914	—	1,914

Net (decrease) increase in cash	(16,864)	82,581	6,903	—	72,620
Cash at beginning of period	21,463	13,173	17,983	—	52,619

Cash at end of period	$4,599	$95,754	$24,886	$—	$125,239

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Valassis Communications, Inc.
Livonia, Michigan
We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion in 2008 and 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Valassis Communications, Inc.
Livonia, Michigan
We have audited the internal control over financial reporting of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, and our report dated March 5, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the change in method of accounting for convertible debt instruments that may be settled in cash upon conversion.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 5, 2010

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
Our management conducted an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2009. Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9b. Other Information
None.

PART III
Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and certain information included therein is incorporated herein by reference.
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that we will consider recommendations from shareholders of candidates for election as a member of our board of directors and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by our shareholders.
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
Item 11. Executive Compensation
The information required by this Item is set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Compensation/Stock Option Committee Report on Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item is set forth in our Proxy Statement for the 2010 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Report:
1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2009, 2008 and 2007:

Schedule		Page
II	Valuation and Qualifying Accounts	S-2
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
VALASSIS COMMUNICATIONS, INC.

By:	/s/ Alan F. Schultz	March 8 , 2010
	Alan F. Schultz	Date
       President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2010

/s/ Joseph B. Anderson Joseph B. Anderson	Director	March 8, 2010

/s/ Patrick F. Brennan Patrick F. Brennan	Director	March 8, 2010

/s/ Kenneth V. Darish Kenneth V. Darish	Director	March 8, 2010

/s/ Walter H. Ku Walter H. Ku	Director	March 8, 2010

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 8, 2010

/s/ Marcella A. Sampson Marcella A. Sampson	Director	March 8, 2010

/s/ Wallace S. Snyder Wallace S. Snyder	Director	March 8, 2010

/s/ Faith Whittlesey Faith Whittlesey	Director	March 8, 2010

Schedule II
VALASSIS COMMUNICATIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended Dec. 31, 2009, 2008 and 2007
(in thousands of U.S. dollars)

	Balance at		Charged to		Balance
	Beginning		Costs and		at End of
	of Period		Expenses	Deductions(1)	Period

Allowance for doubtful accounts (deducted from accounts receivable):
Year ended Dec. 31, 2009	9,887		5,732	8,026	7,593
Year ended Dec. 31, 2008	16,460		8,602	15,175	9,887
Year ended Dec. 31, 2007	23,768	(2)	5,290	12,598	16,460

(1)	Accounts deemed to be uncollectible.

(2)	Includes $18,767 as the result of the acquisition of ADVO, Inc. on March 2, 2007

EXHIBIT INDEX

Exhibit
Number
2.1	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 10, 2006).

2.2	Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 20, 2006).

3.1	Restated Certificate of Incorporation of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) filed on January 21, 1992).

3.2	Amended and Restated By-laws of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 5, 2008).

4.1	Certificate of Designations of Preferred Stock of Valassis filed with the Office of the Secretary of State of Delaware on September 21, 1999 (incorporated by reference to Exhibit 4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 23, 1999).

4.2	Indenture dated as of May 22, 2003, between Valassis and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (SEC File No. 333-107787) filed August 8, 2003).

4.3	First Supplemental Indenture, dated as of March 2, 2007, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.4	Indenture, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

Exhibit
Number
4.5	First Supplemental Indenture, dated as of April 20, 2009, by and among Valassis In-Store Solutions, Inc., Perimeter Marketing Company and Wells Fargo Bank, National Association, as trustee, relating to the 81/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2009 filed on May 8, 2009).

4.6	Registration Rights Agreement, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.1*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.1(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ Form 10-K) (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.1(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1996 filed on March 27, 1997).

10.1(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.1(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.1(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.1(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 21, 2001 filed on March 29, 2002).

10.1(g)*	Amendment to Employment Agreement of Robert L. Recchia dated July 8, 2002 (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.1(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.1(i)*	Amendment to Employment Agreement of Robert L. Recchia dated as of May 24, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.1(j)*	Amendment to Employment Agreement of Robert L. Recchia dated as of December 23, 2008 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

Exhibit
Number
10.2*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.2(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.2(h)*	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.2(i)*	Amendment to Employment Agreement of Richard P. Herpich dated May 13, 2002 (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(j)*	Amendment to Employment Agreement of Richard P. Herpich dated July 8, 2002 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.2(l)*	Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2007 filed on May 10, 2007).

Exhibit
Number
10.2(m)*	Amendment to Employment Agreement of Richard P. Herpich dated as of December 23, 2008 (incorporated by reference to Exhibit 10.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.2(n)*	Amendment to Employment Agreement of Richard P. Herpich dated as of December 31, 2009 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.3*	Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated March 18, 1992 (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.3(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated January 3, 1995 (incorporated by reference to Exhibit 10.16(a) to Valassis’ Form 10-K (SEC File No. 001-10991) for the transition period of July 1, 1994 to December 31, 1994 filed on March 31, 1995).

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 1998 filed on November 12, 1998).

10.3(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.3(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.3(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.3(g)*	Amendment to Employment Agreement of Alan F. Schultz dated June 26, 2002 (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.3(i)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 28, 2007).

10.3(j)*	Amendment to Employment Agreement of Alan F. Schultz dated May 12, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 13, 2008).

10.3(k)*	Amendment to Employment Agreement of Alan F. Schultz dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

Exhibit
Number
10.4*	Employment Agreement dated September 28, 2009, between Brian J. Husselbee, NCH Marketing Services, Inc. and Valassis (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 30, 2009).

10.4(a)*	Amendment to Employment Agreement of Brian J. Husselbee dated December 31, 2009 (incorporated by reference to Exhibit 10.3 to Valassis’ From 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.5	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 1996 filed on August 14, 1996).

10.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 25, 1996).

10.7*	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.8*	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis (incorporated by reference to Exhibit 10.23 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005 (incorporated by reference to Exhibit 10.23(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

Exhibit
Number
10.8(h)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 17, 2006 (incorporated by reference to Exhibit 10.23(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2005 filed on March 14, 2006).

10.8(i)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated as of May 24, 2007 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.8(j)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 2008 (incorporated by reference to Exhibit 10.5 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.8(k)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 31, 2009 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.9*	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(b)*	Second Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.10*	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 15, 2002).

10.11*	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ Form 10-K (SEC File No. 001 10991) for the year ended December 31, 2002 filed on March 25, 2003).

10.12*	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.13*	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.14	Letter Agreement between Valassis and ADVO, Inc. (incorporated by reference to Exhibit 2.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 10, 2006).

10.15	Credit Agreement, dated as of March 2, 2007, by and among Valassis, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

Exhibit
Number
10.16	First Amendment to Credit Agreement, dated as of January 22, 2009, by and among Valassis Communications, Inc., the several lenders parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 27, 2009).

10.17	Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.18*	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-142661) filed on May 7, 2007).

10.19	Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.20	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.21	Assignment Agreement among IBM, ADVO, Inc. and Valassis (incorporated by reference to Exhibit 10.2 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2008 filed on November 10, 2008).

10.22	Valassis’ Summary of Non-Employee Director Compensation

10.23	Purchase and Sale Agreement, dated March 19, 2008, between Valassis Direct Mail, Inc. and Siro II, LLC, as amended (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.24	One Targeting Centre Lease, dated June 19, 2008, by and between 1 Targeting Centre LLC, Smith CT 3, LLC, Smith CT 4, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.25	235 Great Pond Lease, dated June 19, 2008, by and between 235 Great Pond, LLC, Smith CT 7, LLC, Smith CT 8, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.26*	Valassis Communications, Inc. 2008 Senior Executives Semi-Annual Bonus Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

10.27*	Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

Exhibit
Number
10.28*	Amended Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Valassis’ Form 8-K (SEC File No. 333- 152026) filed on January 7, 2010).

10.29*	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-152026) filed on June 30, 2008).

10.30	Settlement Agreement and Release, dated as of February 4, 2010, between Valassis Communications, Inc. and News America Incorporated (a/k/a News America Marketing Group), News America Marketing FSI, LLC (successor in interest to News America Marketing FSI, Inc.) and News America Marketing In-Store Services, LLC (successor in interest to News America Marketing In-Store Services, Inc.) (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 8, 2010).

12.1	Statements of Computation of Ratios.

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification from Alan F. Schultz.

31.2	Section 302 Certification from Robert L. Recchia.

32.1	Section 906 Certification from Alan F. Schultz.

32.2	Section 906 Certification from Robert L. Recchia.

*	Constitutes a management contract or compensatory plan or arrangement.