Form 10-Q
period 2010-03-31
VALASSIS COMMUNICATIONS INC
filed 2010-05-07
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of May 5, 2010, there were 49,828,224 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended March 31, 2010

Part I - Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$633,006	$129,846
Accounts receivable (less allowance for doubtful accounts of $7,114 at March 31, 2010 and $7,593 at December 31, 2009)	412,991	428,836
Inventories:
Raw materials	21,637	23,263
Work in progress	14,870	17,209
Prepaid expenses and other	43,149	37,046
Refundable income taxes	—	12,578

Total current assets	1,125,653	648,778

Property, plant and equipment, at cost:
Land and buildings	44,423	44,285
Machinery and equipment	220,205	218,397
Office furniture and equipment	207,542	206,931
Automobiles	1,206	1,266
Leasehold improvements	28,692	28,896

	502,068	499,775
Less accumulated depreciation and amortization	(312,771)	(301,874)

Net property, plant and equipment	189,297	197,901

Intangible assets:
Goodwill	640,073	640,073
Other intangibles, net	235,703	238,859

Net intangible assets	875,776	878,932

Investments	2,183	2,298
Other assets	14,783	16,113

Total assets	$2,207,692	$1,744,022

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt	$7,074	$6,197
Accounts payable	310,432	338,418
Accrued interest	3,853	15,103
Accrued compensation and benefits	40,535	53,258
Accrued other expenses	52,902	59,275
Progress billings	38,978	40,532
Income taxes payable	175,948	—
Deferred income taxes	22	22

Total current liabilities	629,744	512,805

Long-term debt	1,002,229	1,004,875
Other non-current liabilities	44,225	40,567
Deferred income taxes	89,871	87,914
Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 25,000,000 shares; no shares issued or outstanding at March 31, 2010 and December 31, 2009
Common stock of $0.01 par value. Authorized 100,000,000 shares; issued 65,064,165 at March 31, 2010 and 64,241,359 at December 31, 2009; outstanding 49,585,048 at March 31, 2010 and 48,762,242 at December 31, 2009	650	642
Additional paid-in capital	119,061	98,927
Retained earnings	845,259	522,731
Accumulated other comprehensive loss	(3,177)	(4,269)
Treasury stock, at cost 15,479,117 shares at March 31, 2010 and December 31, 2009	(520,170)	(520,170)

Total stockholders’ equity	441,623	97,861

Total liabilities and stockholders’ equity	$2,207,692	$1,744,022

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$550,002	$551,155

Costs and expenses:
Cost of products sold	403,389	427,490
Selling, general and administrative	90,958	86,228
Amortization expense	3,156	3,056

Total costs and expenses	497,503	516,774
Gain from litigation settlement (Note 11)	490,085	—

Earnings from operations	542,584	34,381

Other expenses (income):
Interest expense	20,156	21,644
Interest income	(146)	(250)
Other (income) expense, net	(1,790)	(8,695)

Total other expenses (income)	18,220	12,699

Earnings before income taxes	524,364	21,682

Income tax expense	201,836	8,654

Net earnings	$322,528	$13,028

Net earnings per common share, basic	$6.59	$0.27

Net earnings per common share, diluted	$6.26	$0.27

Shares used in computing net earnings per share, basic	48,953	47,917

Shares used in computing net earnings per share, diluted	51,554	47,948

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$322,528	$13,028
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	15,520	17,660
Amortization of bond discount	1,786	873
Provision for losses on accounts receivable	1,569	1,948
Gain on debt extinguishment, net of fees	—	(7,431)
Loss on termination of cash flow hedges, net	358	—
Loss (gain) on sale of property, plant and equipment	33	(4)
Gain on equity investments	(1,332)	(837)
Stock-based compensation charge	5,891	1,049
Deferred income taxes	3,587	(120)
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	14,276	46,860
Inventories	3,965	2,084
Prepaid expenses and other	(6,102)	11,244
Other assets	221	902
Other liabilities	2,286	1,508
Accounts payable	(27,986)	(35,211)
Accrued expenses, compensation and interest	(26,226)	(23,623)
Income taxes	188,526	5,064
Progress billings	(1,554)	4,668

Total adjustments	174,818	26,634

Net cash provided by operating activities	497,346	39,662

Cash flows from investing activities:
Additions to property, plant and equipment	(3,821)	(2,036)
Proceeds from sale of property, plant and equipment	36	13

Net cash (used in) investing activities	(3,785)	(2,023)

Cash flows from financing activities:
Borrowings of long-term debt	—	20,000
Payments of long-term debt	(1,768)	(98,392)
Financing costs	—	(328)
Proceeds from issuance of common stock	11,731	—

Net cash provided by (used in) financing activities	9,963	(78,720)

Effect of exchange rate changes on cash	(364)	(482)
Net increase (decrease) in cash	503,160	(41,563)
Cash at beginning of period	129,846	126,556

Cash at end of period	$633,006	$84,993

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,756	$32,971
Cash paid during the period for income taxes	$6,677	$1,088
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,239	$5

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

2.	STOCK-BASED COMPENSATION

We recognized $5.9 million and $1.0 million of stock-based compensation expense during the three months ended March 31, 2010 and 2009, respectively. Compensation expense is included in selling, general and administrative expenses. Compensation expense related to stock options is calculated using a Black-Scholes valuation model to determine the fair value of stock option grants and the straight-line attribution method is used for recognizing stock-based compensation expense. Total compensation expense related to non-vested options not yet recognized at March 31, 2010 was approximately $20.9 million, which we expect to recognize as compensation expense over the next five years.

3.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

We are exposed to market risks arising from adverse changes in foreign exchange rates and interest rates. We manage these risks through a variety of strategies which include the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify or have not been designated as hedges and are marked to market through earnings. The notional amounts and fair values of derivative instruments measured on a recurring basis in the condensed consolidated balance sheets were as follows:

	Notional Amounts		Fair Value
(in millions of U.S. Dollars)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	Balance Sheet Location	Input
Derivatives designated as cash flow hedging instruments:

Interest Rate Swap Contracts	$300.0	$300.0	$(1.4)	$0.8	Other non-current liabilities	Level 2

Foreign Exchange Contracts	—	2.7	—	—	Prepaid expenses and other assets	Level 2

	300.0	302.7	(1.4)	0.8
Derivatives not receiving hedge accounting treatment:

Interest Rate Swap Contracts	447.2	447.2	(15.7)	(19.8)	Accrued other expenses	Level 2

Foreign Exchange Contracts	7.7	6.9	0.8	0.4	Prepaid expenses and other assets	Level 2

	454.9	454.1	(14.9)	(19.4)

Total derivatives	$754.9	$756.8	$(16.3)	$(18.6)

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The fair value of our interest rate swaps is determined based on third party validation models. The fair value of our foreign exchange contracts is based on observable foreign exchange forward contract rates.

The fair value of the warrants we hold, recorded in other assets, was $1.2 million at March 31, 2010 and $0.7 million at December 31, 2009. The fair value of the warrants is determined based on the underlying quoted stock price and implied volatility which are considered Level 2 inputs.

The following table summarizes the impact of derivative instruments for the three months ended March 31, 2010 and 2009 as recorded in the condensed consolidated statements of income.

	Amount of Pre-tax Gain (Loss) Recognized in Earnings on Derivatives			Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives		Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings
(in millions of U.S. Dollars)	2010		2009	2010	2009	2010		2009
Three Months Ended March 31:
Derivatives designated as cash flow hedging instruments:

Interest Rate Swap Contracts	$—		$—	$(2.1)	$2.9	$—		$—
Foreign Exchange Contracts	—		—	—	0.6	—		—

	$—		$—	$(2.1)	$3.5	$—		$—

Derivatives not receiving hedge accounting treatment:

Interest Rate Swap Contracts	$4.1	(1)	$—	$—	$—	$(4.5	)(1)	$—
Foreign Exchange Contracts	0.8	(2)	—	—	—	—		—

	$4.9		$—	$—	$—	$(4.5)		$—

(1)	Recognized in Interest expense.
(2)	Recognized in Cost of products sold.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2010, we had a commitment to purchase $6.8 million in Mexican pesos and $0.9 million in Polish zlotys over the next twelve months.

Interest Rates

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fixed three-month LIBOR at 5.045%, for a then-effective interest rate of 6.795%, including the applicable margin, for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as hedging instruments through March 31, 2009 and recorded changes in the fair value of these interest rate swaps as a component of accumulated other comprehensive income.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps are being amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010. As a result of the reduced notional amount of the swaps, three-month LIBOR was effectively fixed at 5.026%, for a then-effective interest rate of 6.776%, including the applicable margin.

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. This election was in place for the quarters ended June 30, 2009 and September 30, 2009, after which we decided to change back to three-month LIBOR. In conjunction with this, we discontinued cash flow hedge accounting treatment for the interest rate swap agreements effective April 1, 2009. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense and any subsequent changes in the fair value of the swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our senior secured credit facility. The effective date of this agreement is December 31, 2010 which corresponds to the expiration date of the existing interest rate swap agreements described above. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap is designated as and qualifies as a cash flow hedge.

4.	GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2010 and December 31, 2009 was comprised of:

(in thousands of U.S. dollars)	March 31, 2010	December 31, 2009
Goodwill:
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	22,357	22,357
International, Digital Media & Services	78,207	78,207

Total goodwill	$640,073	$640,073

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The components of intangible assets are as follows:

	March 31, 2010				December 31, 2009
				Weighted				Weighted
		Accumulated Amortization		Average Remaining		Accumulated Amortization		Average Remaining
	Gross		Net	Useful Life	Gross		Net	Useful Life
(in thousands of U.S. dollars)	Amount		Amount	(in years)	Amount		Amount	(in years)
Amortizing intangible assets
Mailing lists, non compete agreements and other	$40,455	$(6,353)	$34,102	16.9	$40,455	$(5,847)	$34,608	17.1
Customer relationships	140,000	(26,040)	113,960	10.8	140,000	(23,390)	116,610	11.0
Non-amortizing intangible assets
Valassis name, tradenames, trademarks, and other	87,641	—	87,641		87,641	—	87,641

	$268,096	$(32,393)	$235,703		$268,096	$(29,237)	$238,859

5.	CONTINGENCIES

Upon its completion of the acquisition of ADVO, Inc. (“ADVO”), the Company assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. The cases were consolidated under a single action titled Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC) and a consolidated amended complaint was filed on June 8, 2007. The complaint generally alleges ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. This motion was granted on March 27, 2009. On October 28, 2009, the parties entered into an agreement providing for the settlement of the action and filed papers seeking preliminary approval of a settlement agreement in the United States District Court for the District of Connecticut. Following preliminary approval of the settlement and notice, on March 3, 2010 the Court issued its order of final approval of the settlement. No appeal was filed from the final order and the settlement amount of $12.5 million was paid from the proceeds of ADVO’s directors and officers’ insurance policy, with no adverse impact to Valassis’ financial statements.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31,	December 31,
(in thousands of U.S. dollars)	2010	2009
Senior Secured Revolving Credit Facility	$—	$—
Senior Convertible Notes due 2033, net of discount	58	58
8 1/4 % Senior Notes due 2015	540,000	540,000
Senior Secured Term Loan B	352,148	353,624
Senior Secured Delayed Draw Term Loan	117,097	117,390

	1,009,303	1,011,072
Less current portion	7,074	6,197

Total long-term debt	$1,002,229	$1,004,875

On April 15, 2010, we entered into the Second Amendment to our senior secured credit facility, or the Second Amendment. The Second Amendment, among other things, (i) permits us to use up to $325.0 million to repurchase our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) through April 15, 2011, (ii) provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012, (iii) allows us additional features with respect to any future convertible or exchangeable debt securities, and (iv) reduces the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million.

The Second Amendment increases the applicable interest rate margins on the borrowings under the senior secured credit facility by 50 basis points.

The estimated fair market value of our debt was $10.0 million above carrying value as of March 31, 2010 and $18.4 million below carrying value as of December 31, 2009, respectively. The fair market value was estimated using discounted cash flow analyses, based on discount rates equivalent to the comparable U.S. Treasury securities plus a spread for credit risk and other factors, as well as market prices, which are considered Level 2 inputs.

As of March 31, 2010, we had total outstanding letters of credit of approximately $9.4 million.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 2009 Form 10-K. We evaluate performance based on earnings from operations (segment profit). Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended March 31,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2010
Revenues from external customers	$312.9	$99.8	$97.5	$39.8	$550.0
Intersegment revenues	$3.5	$5.6	$9.6	—	$18.7
Depreciation/amortization	$10.7	$1.0	$3.1	$0.7	$15.5
Segment profit	$31.6	$7.1	$8.3	$5.5	$52.5

2009
Revenues from external customers	$310.9	$112.6	$93.6	$34.1	$551.2
Intersegment revenues	$4.3	$8.0	$9.7	$0.4	$22.4
Depreciation/amortization	$13.1	$0.9	$3.1	$0.6	$17.7
Segment profit	$18.8	$10.6	$1.0	$4.0	$34.4

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	2010	2009
Segment profit	$52.5	$34.4
Unallocated amounts:
Interest expense	(20.2)	(21.6)
Interest income	0.2	0.2
Other income (expense), net	1.8	8.7
Gain from litigation settlement	490.1	—

Earnings before income taxes	$524.4	$21.7

Domestic and foreign revenues were as follows:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	2010	2009
United States	$536.7	$539.9
Foreign	13.3	11.3

Total	$550.0	$551.2

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	March 31, 2010	December 31, 2009
United States	$179.8	$188.2
Foreign	9.5	9.7

Total	$189.3	$197.9

8.	COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income, both net of tax, are shown below:

	Three Months Ended
	March 31,
(in thousands of U.S. dollars)	2010	2009
Net earnings	$322,528	$13,028

Other comprehensive income:
Unrealized changes in fair value of cash flow hedges	(1,327)	—
Amortization of realized losses on cash flow hedges	2,775	3,515
Foreign currency translation adjustment	(356)	(798)

Total comprehensive income	$323,620	$15,745

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended
	March 31,
(in thousands of U.S. dollars, except per share data)	2010	2009
Net earnings	$322,528	$13,028

Basic EPS:
Weighted average common shares outstanding	48,953	47,917

Earnings per common share - basic	$6.59	$0.27

Diluted EPS:
Weighted average common shares outstanding	48,953	47,917
Weighted average shares issued on exercise of dilutive options and restricted shares	7,346	2,426
Shares purchased with assumed proceeds of options and unearned restricted shares	(4,754)	(2,406)
Shares contingently issuable	9	11

Shares applicable to diluted earnings	51,554	47,948

Earnings per common share - diluted	$6.26	$0.27

Unexercised employee stock options to purchase 4.0 million shares and 8.4 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three months ended March 31, 2010 and March 31, 2009, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

10.	NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 require companies to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The adoption of this new guidance did not impact our financial condition, results of operations or liquidity.

In February 2010, FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with this guidance, the date will no longer be disclosed.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

YET-TO-BE ADOPTED

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of the adoption of ASU 2009-13 on our financial statements and will adopt ASU 2009-13 in the first quarter of 2011.

11.	GAIN FROM LITIGATION SETTLEMENT

On January 30, 2010, we announced that we had reached an agreement to settle our outstanding lawsuits against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). The operative complaint alleged violations of the Sherman Act and various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services.

On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) with News, and pursuant to the terms of the Settlement Agreement, News paid us $500.0 million. News America, Inc. also entered into a 10-year shared mail distribution agreement with our subsidiary, Valassis Direct Mail, Inc., which provides for our sale of certain shared mail services to News on specified terms.

In connection with the settlement, the parties are working with the Court, under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The precise timing and form of the relief rests with the Court.

The settlement resolves all outstanding claims between us and News as of February 4, 2010. As a result, the parties agreed to dismiss all outstanding litigation between them and release all existing and potential claims against each other that were or could have been asserted in the litigation as of the date of the Settlement Agreement.

During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our condensed consolidated statement of income for the quarter ended March 31, 2010.

12.	SUBSEQUENT EVENT

On May 6, 2010, our Board of Directors reinstated our previously suspended stock repurchase programs.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following tables present the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and the related condensed consolidating statements of income for the three months ended March 31, 2010 and 2009, and the condensed consolidating statements of cash flow for the three months ended March 31, 2010 and 2009.

Condensed Consolidating Balance Sheet

March 31, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$604,361	$5,062	$23,583	$—	$633,006
Accounts receivable, net	134,074	253,989	24,928	—	412,991
Inventories	28,664	7,843	—	—	36,507
Prepaid expenses and other	199,583	(22,965)	2,665	(136,134)	43,149

Total current assets	966,682	243,929	51,176	(136,134)	1,125,653

Property, plant and equipment, net	30,328	156,237	2,732	—	189,297
Intangible assets, net	35,164	833,624	6,988	—	875,776
Investments	326,666	19,519	—	(344,002)	2,183
Intercompany note and loan receivable	387,904	(378,185)	(9,719)	—	—
Other assets	9,896	4,884	3	—	14,783

Total assets	$1,756,640	$880,008	$51,180	$(480,136)	$2,207,692

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long term debt	$7,074	$—	$—	$—	$7,074
Accounts payable and intercompany payable	103,793	324,721	18,054	(136,136)	310,432
Accrued expenses	47,744	41,637	7,909	—	97,290
Progress billings	21,345	9,957	7,676	—	38,978
Income taxes payable	115,894	59,395	659	—	175,948
Deferred income taxes	(1,096)	1,051	67	—	22

Total current liabilities	294,754	436,761	34,365	(136,136)	629,744

Long-term debt	1,002,229	—	—	—	1,002,229
Other non-current liabilities	23,907	18,152	2,166	—	44,225
Deferred income taxes	(5,873)	99,738	(3,994)	—	89,871
Stockholders’ equity	441,623	325,357	18,643	(344,000)	441,623

Total liabilities and stockholders’ equity	$1,756,640	$880,008	$51,180	$(480,136)	$2,207,692

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$104,477	$7,614	$17,755	$—	$129,846
Accounts receivable, net	158,093	239,217	31,526	—	428,836
Inventories	33,082	7,390	—	—	40,472
Prepaid expenses and other	98,773	(18,583)	2,250	(45,394)	37,046
Refundable income taxes	63,989	(50,998)	(413)	—	12,578

Total current assets	458,414	184,640	51,118	(45,394)	648,778

Property, plant and equipment, net	30,500	164,468	2,933	—	197,901
Intangible assets, net	35,169	836,775	6,988	—	878,932
Investments	310,182	17,642	—	(325,526)	2,298
Intercompany loan and note receivable	534,259	(524,540)	(9,719)	—	—
Other assets	10,795	5,314	4	—	16,113

Total assets	$1,379,319	$684,299	$51,324	$(370,920)	$1,744,022

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$6,197	$—	$—	$—	$6,197
Accounts payable and intercompany payable	174,701	190,317	18,796	(45,396)	338,418
Accrued expenses	59,729	58,761	9,146	—	127,636
Progress billings	25,242	6,796	8,494	—	40,532
Deferred income taxes	(1,095)	1,051	66	—	22

Total current liabilities	264,774	256,925	36,502	(45,396)	512,805

Long-term debt	1,004,875	—	—	—	1,004,875
Other non-current liabilities	19,671	18,542	2,354	—	40,567
Deferred income taxes	(7,862)	99,770	(3,994)	—	87,914

Stockholders’ equity	97,861	309,062	16,462	(325,524)	97,861

Total liabilities and stockholders’ equity	$1,379,319	$684,299	$51,324	$(370,920)	$1,744,022

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$194,028	$361,318	$17,940	$(23,284)	$550,002

Cost and expenses:
Cost of products sold	148,589	266,034	12,050	(23,284)	403,389
Selling, general and administrative	35,920	51,671	3,367	—	90,958
Amortization expense	6	3,150	—	—	3,156

Total costs and expenses	184,515	320,855	15,417	(23,284)	497,503

Gain from litigation settlement	490,085	—	—	—	490,085
Earnings from operations	499,598	40,463	2,523	—	542,584

Other expenses (income):
Interest expense	20,156	—	—	—	20,156
Interest income	(143)	2	(5)	—	(146)
Intercompany interest	(17,246)	17,246	—	—	—
Other income, net	(1,093)	(556)	(141)	—	(1,790)

Total other expenses (income)	1,674	16,692	(146)	—	18,220

Earnings before income taxes	497,924	23,771	2,669	—	524,364

Income tax expense	192,068	9,272	496	—	201,836
Equity in net earnings of subsidiary	16,672	2,173	—	(18,845)	—

Net earnings	$322,528	$16,672	$2,173	$(18,845)	$322,528

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$203,805	$358,074	$15,269	$(25,993)	$551,155

Cost and expenses:
Cost of products sold	165,740	276,950	10,793	(25,993)	427,490
Selling, general and administrative	29,695	53,492	3,041	—	86,228
Amortization expense	6	3,050	—	—	3,056

Total costs and expenses	195,441	333,492	13,834	(25,993)	516,774

Earnings from operations	8,364	24,582	1,435	—	34,381

Other expenses (income):
Interest expense	21,644	—	—	—	21,644
Interest income	(221)	—	(29)	—	(250)
Intercompany interest	(19,216)	19,216	—	—	—
Other income, net	(7,965)	(620)	(110)	—	(8,695)

Total other expenses (income)	(5,758)	18,596	(139)	—	12,699

Earnings before income taxes	14,122	5,986	1,574	—	21,682

Income tax expense	6,776	1,669	209	—	8,654
Equity in net earnings of subsidiary	5,682	1,365	—	(7,047)	—

Net earnings	$13,028	$5,682	$1,365	$(7,047)	$13,028

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by operating activities	$436,533	$54,569	$6,244	$—	$497,346

Investing Activities
Additions to property, plant and equipment	(2,451)	(1,318)	(52)	—	(3,821)
Other	36	—	—	—	36

Net cash used in investing activities	(2,415)	(1,318)	(52)	$—	(3,785)

Financing Activities
Cash provided by (used in) intercompany activity	55,803	(55,803)	—	—	—
Payment of long-term debt	(1,768)	—	—	—	(1,768)
Proceeds from issuance of common stock	11,731	—	—		11,731

Net cash provided by (used in) financing activities	65,766	(55,803)	—	—	9,963

Effect of exchange rate changes on cash	—	—	(364)	—	(364)

Net increase (decrease) in cash	499,884	(2,552)	5,828	—	503,160
Cash at beginning of period	104,477	7,614	17,755	—	129,846

Cash at end of period	$604,361	$5,062	$23,583	$—	$633,006

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by (used in) operating activities	$9,476	$32,119	$(1,933)	$—	$39,662

Investing Activities
Additions to property, plant and equipment	(728)	(1,245)	(63)	—	(2,036)
Other	—	13	—	—	13

Net cash used in investing activities	(728)	(1,232)	(63)	$—	(2,023)

Financing Activities
Cash provided by (used in) intercompany activity	31,693	(31,693)	—	—	—
Borrowings of long-term debt	20,000	—	—	—	20,000
Financing costs	(328)	—	—	—	(328)
Payment of long-term debt	(98,392)	—	—	—	(98,392)

Net cash used in financing activities	(47,027)	(31,693)	—	—	(78,720)

Effect of exchange rate changes on cash	—	—	(482)	—	(482)

Net decrease in cash	(38,279)	(806)	(2,478)	—	(41,563)
Cash at beginning of period	102,441	5,937	18,178	—	126,556

Cash at end of period	$64,162	$5,131	$15,700	$—	$84,993

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements found in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt documents; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; ongoing disruptions in the credit markets that make it difficult for companies to secure financing; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; we may be required to recognize additional impairment charges against goodwill and intangible assets in the future; possible governmental regulation or litigation affecting aspects of our business; the credit and liquidity crisis in the financial markets could continue to affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to, those risk factors described in our Annual Report on Form 10-K for the year ended 2009, or the 2009 Form 10-K, and other filings by us with the United States Securities and Exchange Commission , or the SEC.

Overview

We are one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum™ portfolio of products and services delivers value on a weekly basis to more than 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. Our products and services are positioned to help our clients reach their customers through mass-delivered or targeted programs. We provide our clients with blended media solutions, including shared mail and newspaper delivery. We offer the only national shared mail distribution network in the industry. We utilize a patent-pending targeting tool that provides our clients with multi-media recommendations. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want.

In 2009, we saw increased coupon distribution and redemption, a changing consumer landscape toward value, and new savings-focused buying behaviors. According to NCH Marketing Services, Inc., our coupon-processing and analytics subsidiary, consumers saved nearly $3.5 billion with coupons in 2009, an increase of $800 million from the prior year. The recent recession has shaped a new generation of consumers who we believe will increasingly demand value and seek out savings. We also believe these changes in spending and saving habits will continue when the economy rebounds, positioning our portfolio well for the future.

During the first quarter of 2010, we reported revenues of $550.0 million, relatively flat compared to $551.2 million for the first quarter of 2009. First quarter of 2010 net earnings were $322.5 million, compared to $13.0 million in the first quarter of 2009, primarily as the result of a $500.0 million cash settlement we received on February 4, 2010 as part of News America litigation settlement. First quarter net earnings included the News America litigation settlement proceeds of $301.4 million, after estimated taxes of $188.7 million and other related payments of $9.9 million (including $8.1 million in special bonuses paid to certain employees including our executive officers identified as the “named executive officers” in our proxy statement filed on March 30, 2010 with the SEC (hereinafter our “named executive officers”)). Without the effect of the litigation settlement, net earnings would have been $21.1 million, a 62.3% increase over the prior year quarter. This remaining increase was due primarily to our improved cost structure as the result of business optimization and cost containment efforts. First quarter of 2010 diluted earnings per share, or EPS, were $6.26. Excluding the effect of the litigation settlement, which accounted for $5.85 per share, diluted EPS would have been $0.41, up 51.9% from $0.27 per share in the first quarter of 2009.

Segment Results

Shared Mail

For the first quarter of 2010, revenues for the Shared Mail segment were $312.9 million, increasing $2.0 million from $310.9 million for the first quarter of 2009. This 0.6% increase was attributable to volume gains as demonstrated by a 7.1% growth in shared mail pieces distributed. Shared Mail pieces increased to 8.8 billion pieces for the first quarter of 2010 compared to 8.2 billion for the comparable prior year period. Revenues attributable to the volume gains were partially offset by fewer packages as a result of our business optimization efforts as well as lower priced and lighter weight inserts.

Shared Mail packages delivered for the first quarter of 2010 were 896 million, decreasing 8.8% from the first quarter of 2009 primarily as a result of our business optimization efforts and also due to the reduction of underperforming packages in certain markets. The shared mail packages reduction coupled with the increase in shared mail pieces drove a 17.5% increase in average pieces per package to 9.5 pieces for the first quarter of 2010 compared to 8.1 pieces for the prior year quarter.

For the fourth consecutive quarter, Shared Mail’s gross margin percentage increased over the prior year quarter’s gross margin. For the first quarter of 2010, Shared Mail’s gross margin was 27.6%, increasing 3.6 percentage points from the first quarter of 2009. Contributing to the gross margin improvement were distribution savings from fewer packages and lower print and paper costs, in part, resulting from a volume decrease in certain of our printed products. In addition, the increase in average pieces per package and resultant efficiencies in unused postage contributed to the gross margin improvement. Unused postage as a percentage of base postage was 17.5% for the first quarter of 2010 improving 2.8 percentage points from the prior year quarter.

Shared Mail segment profit increased $12.8 million, or 68.1%, to $31.6 million for the first quarter of 2010 from $18.8 million in the first quarter of 2009. Shared Mail’s segment profit as a percentage of revenue was 10.1% for the first quarter of 2010 compared to 6.0% for the first quarter of 2009. This 4.1 percentage point growth was largely attributed to the gross margin improvement and to a lesser degree lower SG&A costs.

Neighborhood Targeted

Neighborhood Targeted revenues were $99.8 million in the first quarter of 2010, representing a decrease of 11.4% from $112.6 million in the first quarter of 2009. This decline was due primarily to decreases in Run-of-Press (ROP) revenues due to reduced advertising spending by a significant client in the telecommunications vertical. Future period comparisons should not be significantly impacted by this client spending reduction as the prior business has cycled through the comparable prior year periods. Segment profit was $7.1 million for the first quarter of 2010 compared to $10.6 million for the first quarter of 2009, due primarily to the revenue reduction relating to this one client.

FSI

FSI revenues were $97.5 million in the first quarter of 2010, representing an increase of 4.2% from $93.6 million for the first quarter of 2009. Industry units grew approximately 10.4% during the first quarter of 2010 compared to the prior year quarter. Approximately 4.5% of the increase was due to the shift of pre-Easter advertising into the first quarter of 2010 from the second quarter of 2010 due to an earlier Easter date. This shift of pre-Easter advertising is expected to have a corresponding negative effect in the second quarter of 2010. FSI cost of goods sold decreased for the three months ended March 31, 2010 from the prior year period on a cost-per-thousand (CPM) basis, due primarily to lower paper costs and efficiencies gained in media and print costs due to increased volume.

FSI segment profit was $8.3 million during the first quarter of 2010, compared to $1.0 million during the prior year quarter, as a result of the increased revenues and decreases in our major cost components.

International, Digital Media & Services

Revenues for this segment were $39.8 million in the first quarter of 2010, an increase of 16.7% from $34.1 million for the first quarter of 2009. This increase was primarily due to the sustained increase in coupon clearing volume, as well as foreign currency fluctuations. This segment experienced segment profit of $5.5 million during the first quarter of 2010 compared to $4.0 million during the first quarter of 2009, primarily due to the significant increase in U.S. coupon clearing volume.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs increased in the first quarter of 2010 to $91.0 million from $86.2 million in the first quarter of 2009. This increase was due primarily to an increase in stock-based compensation of $4.9 million over the prior year quarter, due to the accelerated vesting of certain executives’ stock options based on stock price appreciation. Stock-based compensation expense is expected to affect the second quarter of 2010 in a similar manner.

Other Expenses (Income)

Interest expense was $20.2 million in the first quarter of 2010, compared to $21.6 million in the first quarter of 2009. The decrease was due to lower debt balances as a result of our voluntary repurchases of term loans under our senior secured credit facility during 2009 pursuant to the First Amendment (as defined below). Other income was $1.8 million in the first quarter of 2010, compared to $8.7 million in the first quarter of 2009. During the quarter ended March 31, 2009, we repurchased, at a weighted average discount to par of 23.6%, an aggregate principal amount of $32.8 million of outstanding term loans under our senior secured credit facility, which we refer to as “Term Loan Repurchases,” pursuant to modified Dutch auctions for an aggregate purchase price of $25.4 million, including fees. As a result of these repurchases, we recognized a pre-tax gain of $7.4 million, which represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees, in the quarter ended March 31, 2009. No such repurchases have been made in 2010, as the period during which such repurchases were permitted pursuant to the Second Amendment expired on December 31, 2009.

Gain from Litigation Settlement

On January 30, 2010, we announced that we had reached an agreement to settle our outstanding lawsuits against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) with News, and pursuant to the terms of the Settlement Agreement, News paid us $500.0 million. During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our condensed consolidated statement of income for the quarter ended March 31, 2010.

Net Earnings

Net earnings were $322.5 million for the first quarter of 2010. This includes the effect of the proceeds received in the News America litigation settlement of $500.0 million, less taxes of $188.7 million and $9.9 million in related payments (including $8.1 million of special bonuses paid to employees including our named executive officers). Without this effect, earnings would have been $21.1 million, an increase of 62.3% from $13.0 million in the first quarter of 2009. This increase in earnings was due to our improved cost structure as the result of our business optimization and cost containment efforts. Diluted earnings per share were $6.26 in the first quarter of 2010, compared to $0.27 in the first quarter of 2009. Without the effect of the litigation settlement, diluted EPS would have been $0.41.

Financial Condition, Liquidity and Sources of Capital

The following table presents our available sources of liquidity as of March 31, 2010:

Source of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available
Cash and cash equivalents				$633.0
Debt facilities:
Senior Secured Revolving Credit Facility	$40.6	(1)	—	40.6

Total Available				$673.6

(1)	On April 15, 2010, we amended our credit agreement which reduced the aggregate revolving credit commitments thereunder from $100.0 million to $50.0 million. The amount above is net of $9.4 million in outstanding letters of credit.

During the quarter, our liquidity position strengthened as a result of our receipt of $500.0 million in cash in connection with the News America litigation settlement. We are currently analyzing how to maximize the use of the litigation settlement proceeds, which we expect to be approximately $301.4 million, net of taxes and other payments related to the settlement. We may use such proceeds to, among other things, repurchase shares of our common stock or our debt in the open market, through tender offers, exchange offers, by exercising rights to call, satisfying put obligations, in privately negotiated transactions or any combination thereof. On May 6, 2010, our Board of Directors reinstated our previously suspended stock purchase programs.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $633.0 million at March 31, 2010 compared to $129.8 million at December 31, 2009. This was the result of net cash provided by operating activities of $497.3 million and net cash provided by financing activities of $10.0 million, offset by net cash used in investing activities of $3.8 million during the three months ended March 31, 2010.

Net cash provided by operating activities was $497.3 million during the three months ended March 31, 2010 compared to $39.7 million during the year-ago period. The increase from the prior year was primarily attributable to the $500.0 million cash received (approximately $301.4 million, net of taxes and related payments) as a result of the litigation settlement with News America. In addition to this increase, the following changes in assets and liabilities affected cash from operations:

•	a decrease in accounts payable of $28.0 million due to the timing of vendor payments, partially offset by a cash inflow of $14.3 million from accounts receivable, net;

•

a reduction of $25.9 million in accrued expenses, compensation and interest due to 2009 accrued incentive and profit sharing payments made in the first quarter of 2010 and the timing of interest payments; and

•	an increase in taxes payable of $188.5 million, primarily due to timing of taxes due on the gain from litigation settlement.

Net cash used in investing activities was $3.8 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively, primarily due to capital acquisitions of property, plant and equipment.

Net cash provided by financing activities for the three months ended March 31, 2010 was $10.0 million which resulted from $11.7 million of proceeds from stock option exercises, offset by $1.8 million of principal payments on the term loan B and delayed draw term loan portions of our senior secured credit facility. Net cash used in financing activities in the year-ago period was $78.7 million. This included $51.8 million related to the satisfaction of the indenture covering the 6 5/8% senior secured notes due 2009 and $44.1 million in repurchases of term loans under our senior secured credit facility and related fees.

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

Current and Long-term Debt

As of March 31, 2010, we had outstanding $1.0 billion in aggregate indebtedness, which consisted of $540.0 million of our unsecured 8 1/4% Senior Notes due 2015, or the 2015 Notes, $352.1 million and $117.1 million under the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of March 31, 2010, we had total outstanding letters of credit of approximately $9.4 million.

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

On January 22, 2009, we entered into the First Amendment to our senior secured credit facility, or the First Amendment. As a result of the First Amendment, we were permitted to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. In connection with the

First Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The First Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During 2009, we repurchased an aggregate principal amount of approximately $133.5 million of our outstanding term loans under our senior secured credit facility at a discount, resulting in a pre-tax gain of $10.0 million, recorded as other income, net, in our condensed consolidated statements of income for the year ended December 31, 2009. This pre-tax gain represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. Taxes on this gain will be deferred for five years beginning in 2009 and are then payable at 20% per year for each of the next five years.

On April 15, 2010, we entered into the Second Amendment to our senior secured credit facility, or the Second Amendment. The Second Amendment, among other things, (i) permits us to use up to $325 million to repurchase our outstanding 2015 Notes through April 15, 2011, (ii) provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012, (iii) allows us additional features with respect to any future convertible or exchangeable debt securities, and (iv) reduces the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million. The Second Amendment does not require us to make any such repurchases of the 2015 Notes. There can be no assurance that we will make any repurchases or that, if we decide to repurchase the 2015 Notes, we will be able to successfully repurchase the 2015 Notes at prices acceptable to us.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2010, we had $352.1 million and $117.1 million outstanding under the term loan B and delayed draw term loan portions, respectively, and $40.6 million available under the revolving line of credit portion (after giving effect to the reductions in availability pursuant to the First and Second Amendments and outstanding letters of credit), of our senior secured credit facility.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable margin. For the quarter ended March 31, 2010, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. In addition, pursuant to the Second Amendment, the applicable interest rate margins to the borrowings under our senior secured credit facility increased by 50 basis points.

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

Covenants

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the First Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of March 31, 2010.

	Required Ratio	Actual Ratio
Maximum senior secured leverage ratio	No greater than 3.75:1.00	0.61:1.00
Minimum consolidated interest coverage ratio	No less than 1.75:1.00	10.14:1.00

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

Other Provisions

See our 2009 Form 10-K for further information regarding interest and fees, guarantees and security, prepayment and covenants related to our senior secured credit facility.

6  5/8% Senior Secured Notes due 2009

On January 15, 2009, we satisfied and discharged the indenture covering the 6 5/8% senior secured notes due 2009 in accordance with the terms of the indenture. Upon satisfaction and discharge, the indenture ceased to be of further effect (except for certain rights of the Trustee.)

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million, net of discount) of the 2033 Secured Notes for an aggregate purchase price of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of March 31, 2010, an aggregate principal amount of $85,000 (or approximately $58,000, net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

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

We may redeem all or a portion of the 2015 Notes at our option at any time prior to March 1, 2011, at a redemption price equal to 100% of the principal amount of 2015 Notes to be redeemed plus a make-whole premium as described in the 2015 indenture plus accrued and unpaid interest to the redemption date. At any time on or after March 1, 2011, we may redeem all or a portion of the 2015 Notes at our option at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on March 1 of the years set forth below:

Year	Percentage
2011	104.125%

2012	102.063%

2013 and thereafter	100.000%

In addition, we must pay accrued and unpaid interest to the redemption date. Upon the occurrence of a change of control, as defined in the 2015 indenture, holders have the right to require us to purchase all or a portion of their 2015 Notes at a purchase price equal to 101% of the principal amount of the 2015 Notes plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. The Second Amendment, among other things, permits us to use up to $325 million to purchase a portion of the 2015 Notes. See “ –Financial Condition, Liquidity and Sources of Capital – Our Senior Secured Credit Facility – General.”

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

As of March 31, 2010, we were in compliance with all of our indenture covenants.

Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call, satisfying put obligations or in privately negotiated transactions.

Other Indebtedness

During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fixed three-month LIBOR at 5.045%, for a then-effective rate of 6.795%, including the applicable margin, for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as hedging instruments through March 31, 2009 and recorded the changes in the fair value of these interest rate swaps as a component of accumulated other comprehensive income.

In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps are being amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010. As a result of the reduced notional amount of the swaps, three-month LIBOR was effectively fixed at 5.026%, for a then-effective rate of 6.776%, including the applicable margin.

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. This election was in place for the quarters ended June 30, 2009 and September 30, 2009, after which we decided to change back to three-month LIBOR. In conjunction with this, we discontinued cash flow hedge accounting treatment for the interest rate swap agreements effective April 1, 2009. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss will be amortized to interest expense, and any subsequent changes in the fair value of the swaps will be recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our senior secured credit facility. The effective date of this agreement is December 31, 2010 which corresponds to the expiration date of the existing interest rate swap agreements described above. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap is designated as and qualifies as a cash flow hedge. In the event that our senior secured credit facility variable interest rate debt is less than the amounts we have hedged in connection with the interest rate swaps, we may need to pay termination fees in connection with such swaps.

Off-balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $3.8 million for the three months ended March 31, 2010, and are anticipated to be approximately $25.0 million for the 2010 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of new accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements that expire December 31, 2010, which convert an aggregate of $447.2 million, or 95.3%, of our total variable rate debt under our senior secured credit facility, to fixed rate debt. As of March 31, 2010, the fair value of these derivatives was a liability of $15.7 million and an aggregate principal amount of $22.0 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility was subject to interest rate variability.

On December 17, 2009, we entered into an interest swap agreement which will initially convert $300.0 million of our total variable rate debt under our senior secured credit facility to fixed rate debt. The effective date of this agreement is December 31, 2010, which corresponds to the expiration date of the existing interest rate swap agreements. As of March 31, 2010, the fair value of this derivative was a liability of $1.4 million.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and the Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2010, we had commitments to purchase $6.8 million in Mexican pesos and $0.9 million in Polish zlotys over the next twelve months.

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

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

ADVO

Upon completion of our acquisition of ADVO, Inc. (“ADVO”), we assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al.) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. The cases were consolidated under a single action titled Robert Kelleher et al. v. ADVO, Inc., et al., Civil Case No. 3:06CV01422(AVC) and a consolidated amended complaint was filed on June 8, 2007. The complaint generally alleges ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.

On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. This motion was granted on March 27, 2009. On October 28, 2009, the parties entered into an agreement providing for the settlement of the action and filed papers seeking preliminary approval of a settlement agreement in the United States District Court for the District of Connecticut. Following preliminary approval of the settlement and notice, on March 3, 2010 the Court issued its order of final approval of the settlement. No appeal was filed from the final order and the settlement amount of $12.5 million was paid from the proceeds of ADVO’s directors and officers’ insurance policy, with no adverse impact to Valassis’ financial statements.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in our 2009 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our common stock were repurchased during the quarter ended March 31, 2010. There are 6.1 million shares currently available under approved stock repurchase programs. Although we suspended our stock repurchase programs in February 2006, on May 6, 2010, our Board of Directors reinstated such programs.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

10.1	Second Amendment to Credit Agreement, dated as of April 15, 2010, by and among Valassis Communications, Inc, the several lenders parties thereto and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis Communications, Inc.’s Form 8-K (SEC File No. 001-10991) filed on April 16, 2010)

10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan

10.3	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2010

Valassis Communications, Inc. (Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

.

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement, dated as of April 15, 2010, by and among Valassis Communications, Inc., the several lenders parties thereto and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis Communication, Inc.’s Form 8-K (SEC File No. 001-10991) filed on April 16, 2010)

10.2	Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan

10.3	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia