Form 10-Q
period 2010-06-30
VALASSIS COMMUNICATIONS INC
filed 2010-08-06
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 2, 2010, there were 49,188,175 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended June 30, 2010

Part I - Financial Information

Part I - Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	June 30, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$228,708	$129,846
Accounts receivable (less allowance for doubtful accounts of $8,533 at June 30, 2010 and $7,593 at December 31, 2009)	412,796	428,836
Inventories:
Raw materials	19,504	23,263
Work in progress	13,770	17,209
Prepaid expenses and other	34,217	37,046
Refundable income taxes	—	12,578

Total current assets	708,995	648,778

Property, plant and equipment, at cost:
Land and buildings	44,370	44,285
Machinery and equipment	219,945	218,397
Office furniture and equipment	211,369	206,931
Automobiles	1,181	1,266
Leasehold improvements	28,618	28,896

	505,483	499,775
Less accumulated depreciation and amortization	(323,866)	(301,874)

Net property, plant and equipment	181,617	197,901

Intangible assets (Note 3):
Goodwill	636,471	640,073
Other intangible assets, net	232,548	238,859

Net intangible assets	869,019	878,932

Investments	2,527	2,298
Other assets	12,012	16,113

Total assets	$1,774,170	$1,744,022

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

	June 30, 2010	December 31, 2009
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion long-term debt (Note 4)	$7,074	$6,197
Accounts payable	303,368	338,418
Accrued interest	6,815	15,103
Accrued compensation and benefits	47,717	53,258
Accrued other expenses	50,201	59,275
Progress billings	33,137	40,532
Income taxes payable	59,025	—
Deferred income taxes	108	22

Total current liabilities	507,445	512,805

Long-term debt (Note 4)	702,686	1,004,875
Other non-current liabilities	43,454	40,567
Deferred income taxes	89,527	87,914
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2010 and December 31, 2009
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,065,749 and 64,241,359 shares issued at June 30, 2010 and December 31, 2009, respectively; 49,076,122 and 48,762,242 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	651	642
Additional paid-in capital	118,218	98,927
Retained earnings	856,364	522,731
Accumulated other comprehensive loss	(2,517)	(4,269)
Treasury stock, at cost (15,989,627 and 15,479,117 shares at June 30, 2010 and December 31, 2009, respectively)	(541,658)	(520,170)

Total stockholders’ equity	431,058	97,861

Total liabilities and stockholders’ equity	$1,774,170	$1,744,022

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$579,950	$544,037	$1,129,952	$1,095,192

Costs and expenses:
Cost of products sold	423,765	410,043	827,154	837,533
Selling, general and administrative	92,663	86,659	183,621	172,887
Amortization expense	3,155	3,256	6,311	6,312

Total costs and expenses	519,583	499,958	1,017,086	1,016,732
Gain from litigation settlement (Note 6)	—	—	490,085	—

Earnings from operations	60,367	44,079	602,951	78,460

Other expenses (income):
Interest expense	17,837	21,385	37,993	43,029
Interest income	(248)	(154)	(394)	(404)
Loss (gain) on extinguishment of debt (Note 4)	23,873	(1,348)	23,873	(8,779)
Other income, net	(561)	(1,418)	(2,351)	(2,682)

Total other expenses, net	40,901	18,465	59,121	31,164

Earnings before income taxes	19,466	25,614	543,830	47,296

Income tax expense	8,361	9,666	210,197	18,320

Net earnings	$11,105	$15,948	$333,633	$28,976

Net earnings per common share, basic (Note 8)	$0.22	$0.33	$6.77	$0.60

Net earnings per common share, diluted (Note 8)	$0.21	$0.33	$6.41	$0.60

Shares used in computing net earnings per share, basic (Note 8)	49,531	47,983	49,251	47,981

Shares used in computing net earnings per share, diluted (Note 8)	52,499	48,961	52,028	48,693

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$333,633	$28,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	30,663	35,067
Amortization of bond discount	1,607	1,634
Provision for losses on accounts receivable	2,695	3,222
Loss (gain) on debt extinguishment, net of premiums and fees	3,429	(8,779)
Loss on derivatives, net	10,106	1,743
Loss (gain) on sale of property, plant and equipment	58	(76)
Gain on equity investments	(1,897)	(1,676)
Stock-based compensation charge	13,782	2,768
Deferred income taxes	7,976	420
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	13,345	99,368
Inventories	7,198	14,087
Prepaid expenses and other	2,608	10,510
Other assets	(34)	2,490
Other liabilities	7,228	379
Accounts payable	(35,050)	(57,081)
Accrued expenses, compensation and interest	(27,649)	(4,004)
Income taxes	71,603	5,860
Progress billings	(7,395)	(11,512)

Total adjustments	100,273	94,420

Net cash provided by operating activities	433,906	123,396

Cash flows from investing activities:
Additions to property, plant and equipment	(8,401)	(8,643)
Proceeds from sale of property, plant and equipment	36	96

Net cash used in investing activities	(8,365)	(8,547)

Cash flows from financing activities:
Borrowings of long-term debt	—	20,000
Payments of long-term debt	(301,312)	(119,940)
Financing costs	—	(544)
Repurchase of common stock	(54,623)	—
Proceeds from issuance of common stock	30,433	—

Net cash used in financing activities	(325,502)	(100,484)

Effect of exchange rate changes on cash	(1,177)	218
Net increase in cash	98,862	14,583
Cash at beginning of period	129,846	126,556

Cash at end of period	$228,708	$141,139

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$45,193	$40,842
Cash paid during the period for income taxes	$127,050	$9,151
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,399	$14

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

Gains on extinguishment of debt of $1.3 million and $8.8 million for the three and six months ended June 30, 2009, respectively, which were previously included in Other income, net in the condensed consolidated statements of income, have been reclassified as a separate line item to conform to the current presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 require companies to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The adoption of this new guidance did not impact our financial condition, results of operations or liquidity.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with this guidance, the date will no longer be disclosed.

YET-TO-BE ADOPTED

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of the adoption of ASU No. 2009-13 on our financial statements and will adopt ASU No. 2009-13 in the first quarter of 2011.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3. GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2010 and December 31, 2009 was comprised of:

(in thousands of U.S. dollars)	June 30, 2010	December 31, 2009

Goodwill:
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	22,357	22,357
International, Digital Media & Services	74,605	78,207

Total goodwill	$636,471	$640,073

During the three months ended June 30, 2010, we disposed of a reporting unit within the International, Digital Media & Services segment, which resulted in a $3.6 million reduction in goodwill and the cancellation of a related note payable. No material gain or loss was recognized related to this transaction.

The components of other intangible assets are as follows:

	June 30, 2010				December 31, 2009
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Mailing lists, non compete agreements and other	$40,455	$(6,858)	$33,597	16.6	$40,455	$(5,847)	$34,608	17.1
Customer relationships	140,000	(28,690)	111,310	10.5	140,000	(23,390)	116,610	11.0
Non-amortizing intangible assets
Valassis name, tradenames, trademarks, and other	87,641	—	87,641		87,641	—	87,641

	$268,096	$(35,548)	$232,548		$268,096	$(29,237)	$238,859

4. LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	June 30, 2010	December 31, 2009

Senior Secured Revolving Credit Facility	$—	$—
Senior Convertible Notes due 2033, net of discount	58	58
8 1/4 % Senior Notes due 2015	242,224	540,000
Senior Secured Term Loan B	350,674	353,624
Senior Secured Delayed Draw Term Loan	116,804	117,390

	709,760	1,011,072
Less current portion	7,074	6,197

Total long-term debt	$702,686	$1,004,875

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On April 15, 2010, we entered into the Second Amendment to our senior secured credit facility, or the Second Amendment. The Second Amendment, among other things:

•	permits us to use up to $325.0 million to repurchase our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) through April 15, 2011;

•	provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012;

•	allows us additional features with respect to any future convertible or exchangeable debt securities;

•	reduced the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million; and

•	increased by 50 basis points the interest rate margins applicable to borrowings under the senior secured credit facility.

On May 12, 2010, we commenced a cash tender offer (the "Tender Offer") to purchase up to $270 million aggregate principal amount of the 2015 Notes at a purchase price equal to $1,070 per $1,000 principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. On June 11, 2010, we purchased $269.9 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the Tender Offer. In addition, during the three months ended June 30, 2010, we purchased in the open market an additional $27.9 million aggregate principal amount of the 2015 Notes at weighted-average purchase prices of $1,056 per $1,000 principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. We recognized a loss on extinguishment of debt of $23.9 million during the three months ended June 30, 2010, which represents the amount of the purchase price of the 2015 Notes in excess of the principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

During the three and six months ended June 30, 2009, we repurchased, at a discount to par, aggregate principal amounts of $21.6 million and $54.4 million, respectively, of outstanding term loans under our senior secured credit facility, pursuant to modified Dutch auctions for aggregate purchase prices of $20.3 million and $45.6 million, respectively, including fees. As a result of these repurchases, during the three and six months ended June 30, 2009, we recognized pre-tax gains of $1.3 million and $8.8 million, respectively, which represent the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees.

The estimated fair market value of our debt was $10.6 million and $18.4 million below carrying value as of June 30, 2010 and December 31, 2009, respectively. The fair market value was estimated based on borrowing rates currently available for bank loans with similar terms and average maturities.

As of June 30, 2010, we had total outstanding letters of credit of approximately $9.9 million.

5. COMMITMENTS AND CONTINGENCIES

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

During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our executive officers identified as the “named executive officers” in our proxy statement filed with the SEC on March 30, 2010) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our condensed consolidated statement of income for the six months ended June 30, 2010.

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in selling, general and administrative expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2010	2009	2010	2009

Stock-based compensation expense	$7.9	$1.7	$13.8	$2.8

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Generally, stock-based compensation expense is recognized by applying the straight-line attribution method over the requisite service period to the grant-date fair value. The grant-date fair value of stock option awards is calculated using a Black-Scholes valuation model, while the grant-date fair value of restricted stock awards is equal to the closing price of the stock on the date of grant. During the three and six months ended June 30, 2010, however, the appreciation of our stock price resulted in the accelerated vesting of certain executives’ stock options and consequently the accelerated recognition of related stock-based compensation expense of $5.6 million and $8.7 million, respectively.

Total compensation expense related to non-vested stock options and restricted stock not yet recognized at June 30, 2010 was approximately $19.5 million, which we expect to recognize as compensation expense over the next five years.

8. EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars, except per share data)	2010	2009	2010	2009

Net earnings	$11,105	$15,948	$333,633	$28,976

Basic EPS:
Weighted average common shares outstanding	49,531	47,983	49,251	47,981

Earnings per common share - basic	$0.22	$0.33	$6.77	$0.60

Diluted EPS:
Weighted average common shares outstanding	49,531	47,983	49,251	47,981
Weighted average shares issued on exercise of dilutive options and restricted shares	9,142	2,498	8,237	2,472
Shares purchased with assumed proceeds of options and unearned restricted shares	(6,183)	(1,531)	(5,469)	(1,771)
Shares contingently issuable	9	11	9	11

Shares applicable to diluted earnings	52,499	48,961	52,028	48,693

Earnings per common share - diluted	$0.21	$0.33	$6.41	$0.60

Unexercised employee stock options to purchase 1.5 million and 2.7 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2010, respectively. Unexercised employee stock options to purchase 8.3 million shares of Valassis’ common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2009. These unexercised employee stock options were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9. COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income, both net of tax, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2010	2009	2010	2009
Net earnings	$11,105	$15,948	$333,633	$28,976

Other comprehensive income:
Unrealized changes in fair value of cash flow hedges	(1,043)	409	(2,370)	3,606
Amortization of realized losses on discontinued cash flow hedges	2,763	1,789	5,538	2,107
Foreign currency translation adjustment	(1,060)	857	(1,416)	59

Total comprehensive income	$11,765	$19,003	$335,385	$34,748

10. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

	Notional Amounts		Fair Value
(in millions of U.S. Dollars)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	Balance Sheet Location	Input
Derivatives designated as cash flow hedging instruments:

Interest Rate Swap Contracts	$300.0	$300.0	($3.0)	$0.8	Other non-current liabilities	Level 2
Foreign Exchange Contracts	0.5	2.7	—	—	Prepaid expenses and other assets	Level 2

	300.5	302.7	(3.0)	0.8

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts	447.2	447.2	(10.1)	(19.8)	Accrued other expenses	Level 2
Foreign Exchange Contracts	10.4	6.9	0.2	0.4	Prepaid expenses and other assets	Level 2

	457.6	454.1	(9.9)	(19.4)

Total derivatives	$758.1	$756.8	($12.9)	$(18.6)

The fair value of our interest rate swaps is determined based on third party valuation models. The fair value of our foreign exchange contracts is based on observable foreign exchange forward contract rates.

The fair value of the warrants we hold, recorded in other assets, was $0.7 million at June 30, 2010 and December 31, 2009. The fair value of the warrants is determined based on the underlying quoted stock price and implied volatility which are considered Level 2 inputs.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the impact of derivative instruments for the periods indicated as recorded in the condensed consolidated financial statements.

	Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings on Derivatives		Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives		Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$—	$—	$(1.6)	$—	$—	$—
Foreign Exchange Contracts	—	—	—	1.1	—	—

	$—	$—	$(1.6)	$1.1	$—	$—

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts (1)	$0.3	$3.2	$—	$—	$(4.4)	$(4.6)
Foreign Exchange Contracts (2)	(0.6)	(0.1)	—	—	—	—

	$(0.3)	$3.1	$—	$—	$(4.4)	$(4.6)

(1)	Recognized in Interest expense.
(2)	Recognized in Cost of products sold.

The following table summarizes the impact of derivative instruments for the periods indicated as recorded in the condensed consolidated financial statements.

	Six Months Ended June 30,
	2010	2009	2010	2009		2010	2009
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings on Derivatives		Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives			Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$—	$—	$(3.8)	$—		$—	$—
Foreign Exchange Contracts	—	—	—	1.5		—	—

	$—	$—	$(3.8)	$1.5		$—	$—

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts (1)	$(1.0)	$3.2	$—	$2.6	(3)	$(8.9)	$(4.9)
Foreign Exchange Contracts (2)	(0.2)	(0.1)	—	—		—	—

	$(1.2)	$3.1	$—	$2.6		$(8.9)	$(4.9)

(1)	Recognized in Interest expense.
(2)	Recognized in Cost of products sold.
(3)	Represents amount recognized in OCI during the first quarter of 2009 related to interest swaps for which hedge accounting was discontinued on April 1, 2009, and is comprised is $5.2 million of unrealized gains, offset, in part, by $2.6 million in swap termination fees.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2010, we had a commitment to purchase $10.4 million in Mexican pesos and $0.5 million in Polish zlotys over the next twelve months.

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

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. This election was in place for the quarters ended June 30, 2009 and September 30, 2009, after which we elected to revert to the three-month LIBOR interest rate. In conjunction with the initial interest rate change from three-month LIBOR to one-month LIBOR, we discontinued cash flow hedge accounting treatment for the interest rate swap agreements effective April 1, 2009. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss are being amortized to interest expense and any subsequent changes in the fair value of the swaps are being recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

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

11. INCOME TAXES

Valassis is required to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.

12. REPURCHASES OF COMMON STOCK

During the three months ended June 30, 2010, we repurchased 1,619,600 shares of our common stock at an aggregate cost of $54.6 million under the stock repurchase program reinstated in May 2010. In 2010, stock repurchases are limited by our senior secured credit facility to an aggregate amount of $58.4 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13. SEGMENT REPORTING

Valassis’ segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Neighborhood Targeted and Free-standing Inserts (FSI). All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include NCH Marketing Services, Inc., direct mail, software analytics, security services, interactive and in-store. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-maker. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the 2009 Form 10-K. We evaluate performance based on earnings from operations (segment profit). Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Three Months Ended June 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total

2010
Revenues from external customers	$326.3	$116.3	$94.6	$42.8	$580.0
Intersegment revenues	$3.9	$6.8	$9.3	$—	$20.0
Depreciation/amortization	$10.2	$1.0	$3.1	$0.8	$15.1
Segment profit	$40.6	$5.3	$11.4	$3.1	$60.4

2009
Revenues from external customers	$313.6	$99.0	$92.1	$39.3	$544.0
Intersegment revenues	$4.0	$4.5	$9.3	$0.5	$18.3
Depreciation/amortization	$12.8	$1.1	$3.0	$0.5	$17.4
Segment profit	$23.4	$10.0	$4.3	$6.4	$44.1

	Six Months Ended June 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total

2010
Revenues from external customers	$639.2	$216.1	$192.1	$82.6	$1,130.0
Intersegment revenues	$7.4	$12.4	$18.9	$—	$38.7
Depreciation/amortization	$20.9	$2.0	$6.2	$1.6	$30.7
Segment profit	$72.2	$12.4	$19.7	$8.6	$112.9

2009
Revenues from external customers	$624.5	$211.6	$185.7	$73.4	$1,095.2
Intersegment revenues	$8.3	$12.5	$19.0	$0.9	$40.7
Depreciation/amortization	$25.9	$2.0	$6.1	$1.1	$35.1
Segment profit	$42.2	$20.6	$5.3	$10.4	$78.5

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reconciliations to consolidated financial statement totals are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2010	2009	2010	2009
Segment profit	$60.4	$44.1	$112.9	$78.5
Unallocated amounts:
Interest expense	(17.8)	(21.4)	(38.0)	(43.0)
Interest income	0.2	0.1	0.4	0.4
Other income, net	0.6	1.5	2.3	2.6
Loss (gain) on extinguishment of debt	(23.9)	1.3	(23.9)	8.8
Gain from litigation settlement	—	—	490.1	—

Earnings before income taxes	$19.5	$25.6	$543.8	$47.3

Domestic and foreign revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of U.S. dollars)	2010	2009	2010	2009
United States	$566.2	$532.8	$1,102.9	$1,072.7
Foreign	13.8	11.2	27.1	22.5

Total	$580.0	$544.0	$1,130.0	$1,095.2

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	June 30, 2010	December 31, 2009
United States	$172.6	$188.2
Foreign	9.0	9.7

Total	$181.6	$197.9

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, and the related condensed consolidating statements of income for the three and six months ended June 30, 2010 and 2009, and the condensed consolidating statements of cash flow for the six months ended June 30, 2010 and 2009.

Condensed Consolidating Balance Sheet

June 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$204,161	$801	$23,746	$—	$228,708
Accounts receivable, net	145,472	244,656	22,668	—	412,796
Inventories	26,581	6,690	3	—	33,274
Prepaid expenses and other	325,310	(88,806)	1,982	(204,269)	34,217

Total current assets	701,524	163,341	48,399	(204,269)	708,995

Property, plant and equipment, net	30,634	148,709	2,274	—	181,617
Intangible assets, net	35,176	826,854	6,989	—	869,019
Investments	349,159	19,939	—	(366,571)	2,527
Intercompany note and loan receivable	210,012	(200,293)	(9,719)	—	—
Other assets	7,633	4,375	4	—	12,012

Total assets	$1,334,138	$962,925	$47,947	$(570,840)	$1,774,170

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long term debt	$7,074	$—	$—	$—	$7,074
Accounts payable and intercompany payable	117,903	374,703	15,031	(204,269)	303,368
Accrued expenses	46,987	50,189	7,557	—	104,733
Progress billings	15,575	9,924	7,638	—	33,137
Income taxes payable	(3,962)	62,353	634	—	59,025
Deferred income taxes	(1,095)	1,051	152	—	108

Total current liabilities	182,482	498,220	31,012	(204,269)	507,445

Long-term debt	702,686	—	—	—	702,686
Other non-current liabilities	24,103	17,409	1,942	—	43,454
Deferred income taxes	(6,191)	99,714	(3,996)	—	89,527
Stockholders’ equity	431,058	347,582	18,989	(366,571)	431,058

Total liabilities and stockholders’ equity	$1,334,138	$962,925	$47,947	$(570,840)	$1,774,170

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$210,345	$375,691	$19,016	$(25,102)	$579,950

Cost and expenses:
Cost of products sold	164,074	271,879	12,914	(25,102)	423,765
Selling, general and administrative	36,274	52,619	3,770	—	92,663
Amortization expense	5	3,150	—	—	3,155

Total costs and expenses	200,353	327,648	16,684	(25,102)	519,583

Earnings from operations	9,992	48,043	2,332	—	60,367

Other expenses (income):
Interest expense	17,837	—	—	—	17,837
Interest income	(230)	1	(19)	—	(248)
Intercompany interest	(16,298)	16,186	112	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other expenses (income), net	280	(860)	19	—	(561)

Total other expenses (income)	25,462	15,327	112	—	40,901

(Loss) Earnings before income taxes	(15,470)	32,716	2,220	—	19,466

Income tax (benefit) expense	(3,325)	10,906	780	—	8,361
Equity in net earnings of subsidiary	23,250	1,440	—	(24,690)	—

Net earnings	$11,105	$23,250	$1,440	$(24,690)	$11,105

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$187,187	$363,494	$18,890	$(25,534)	$544,037

Cost and expenses:
Cost of products sold	145,401	276,180	13,996	(25,534)	410,043
Selling, general and administrative	31,576	51,799	3,284	—	86,659
Amortization expense	5	3,251	—	—	3,256

Total costs and expenses	176,982	331,230	17,280	(25,534)	499,958

Earnings from operations	10,205	32,264	1,610	—	44,079

Other expenses (income):
Interest expense	21,385	—	—	—	21,385
Interest income	(115)	(7)	(32)	—	(154)
Intercompany interest	(16,208)	16,208	—	—	—
Gain on extinguishment of debt	(1,348)	—	—	—	(1,348)
Other income, net	(545)	(862)	(11)	—	(1,418)

Total other expenses (income)	3,169	15,339	(43)	—	18,465

Earnings before income taxes	7,036	16,925	1,653	—	25,614

Income tax expense	3,764	5,510	392	—	9,666
Equity in net earnings of subsidiary	12,676	1,261	—	(13,937)	—

Net earnings	$15,948	$12,676	$1,261	$(13,937)	$15,948

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$404,373	$737,009	$36,956	$(48,386)	$1,129,952

Cost and expenses:
Cost of products sold	312,663	537,913	24,964	(48,386)	827,154
Selling, general and administrative	72,194	104,290	7,137	—	183,621
Amortization expense	11	6,300	—	—	6,311

Total costs and expenses	384,868	648,503	32,101	(48,386)	1,017,086

Gain from litigation settlement	490,085	—	—	—	490,085
Earnings from operations	509,590	88,506	4,855	—	602,951

Other expenses (income):
Interest expense	37,993	—	—	—	37,993
Interest income	(373)	3	(24)	—	(394)
Intercompany interest	(33,544)	33,432	112	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other income, net	(813)	(1,416)	(122)	—	(2,351)

Total other expenses (income)	27,136	32,019	(34)	—	59,121

Earnings before income taxes	482,454	56,487	4,889	—	543,830

Income tax expense	188,743	20,178	1,276	—	210,197
Equity in net earnings of subsidiary	39,922	3,613	—	(43,535)	—

Net earnings	$333,633	$39,922	$3,613	$(43,535)	$333,633

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$390,992	$721,568	$34,159	$(51,527)	$1,095,192

Cost and expenses:
Cost of products sold	311,141	553,130	24,789	(51,527)	837,533
Selling, general and administrative	61,271	105,291	6,325	—	172,887
Amortization expense	11	6,301	—	—	6,312

Total costs and expenses	372,423	664,722	31,114	(51,527)	1,016,732

Earnings from operations	18,569	56,846	3,045	—	78,460

Other expenses (income):
Interest expense	43,029	—	—	—	43,029
Interest income	(336)	(7)	(61)	—	(404)
Intercompany interest	(35,424)	35,424	—	—	—
Gain on extinguishment of debt	(8,779)				(8,779)
Other income, net	(1,079)	(1,482)	(121)	—	(2,682)

Total other expenses (income)	(2,589)	33,935	(182)	—	31,164

Earnings before income taxes	21,158	22,911	3,227	—	47,296

Income tax expense	10,540	7,179	601	—	18,320
Equity in net earnings of subsidiary	18,358	2,626	—	(20,984)	—

Net earnings	$28,976	$18,358	$2,626	$(20,984)	$28,976

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

Operating Activities
Net cash provided by operating activities	$339,620	$86,971	$7,315	$—	$433,906

Investing Activities
Additions to property, plant and equipment	(5,393)	(2,861)	(147)	—	(8,401)
Other	36	—	—	—	36

Net cash used in investing activities	(5,357)	(2,861)	(147)	$—	(8,365)

Financing Activities
Cash provided by (used in) intercompany activity	90,923	(90,923)	—	—	—
Payment of long-term debt	(301,312)	—	—	—	(301,312)
Repurchase of common stock	(54,623)	—	—	—	(54,623)
Proceeds from issuance of common stock	30,433	—	—	—	30,433

Net cash used in financing activities	(234,579)	(90,923)	—	—	(325,502)

Effect of exchange rate changes on cash	—	—	(1,177)	—	(1,177)

Net increase (decrease) in cash	99,684	(6,813)	5,991	—	98,862
Cash at beginning of period	104,477	7,614	17,755	—	129,846

Cash at end of period	$204,161	$801	$23,746	$—	$228,708

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating Activities
Net cash provided by operating activities	$51,988	$71,105	$303	$—	$123,396

Investing Activities
Additions to property, plant and equipment	(3,043)	(5,399)	(201)	—	(8,643)
Other	—	96	—	—	96

Net cash used in investing activities	(3,043)	(5,303)	(201)	$—	(8,547)

Financing Activities
Cash provided by (used in) intercompany activity	66,511	(66,511)	—	—	—
Borrowings of long-term debt	20,000	—	—	—	20,000
Financing costs	(544)	—	—	—	(544)
Payment of long-term debt	(119,940)	—	—	—	(119,940)

Net cash used in financing activities	(33,973)	(66,511)	—	—	(100,484)

Effect of exchange rate changes on cash	—	—	218	—	218

Net increase (decrease) in cash	14,972	(709)	320	—	14,583
Cash at beginning of period	102,441	5,937	18,178	—	126,556

Cash at end of period	$117,413	$5,228	$18,498	$—	$141,139

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements found in this document constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; ongoing disruptions in the credit markets that make it difficult for companies to secure financing; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; we may be required to recognize additional impairment charges against goodwill and intangible assets in the future; possible governmental regulation or litigation affecting aspects of our business; the credit and liquidity crisis in the financial markets could continue to affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to, those risk factors described in our Annual Report on Form 10-K for the year ended 2009, or the 2009 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC.

Overview

We are one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum™ portfolio of products and services delivers value on a weekly basis to more than 100 million shoppers across a multi-media platform, in the mailbox, in the newspaper, on the doorstep, in store and online. Our products and services are positioned to help our clients reach their customers through mass-delivered or targeted programs. We provide our clients with blended media solutions, including shared mail, newspaper and digital delivery. We offer the only national shared mail distribution network in the industry. We utilize a proprietary targeting tool that provides our clients with multi-media recommendations. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want.

Consumers demand for value-oriented media like ours continues to influence marketers’ promotional activity. According to NCH Marketing Services, Inc., our coupon-processing and analytics subsidiary, consumers saved nearly $3.5 billion with coupons in 2009 and nearly $2 billion in the first half of 2010. Marketers offered 18 billion more consumer packaged goods coupons in the first half of 2010, up 11.4% compared to the prior year period. Redemption volume increased 7.9% in the first half of 2010 compared to the prior year period, and the second quarter of 2010 marked the seventh consecutive quarter of year-over-year increased usage. The recent recession has shaped a new generation of savings-conscious shoppers who we believe, when the economy rebounds, will remain focused on value, which positions our portfolio well for the future.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(U.S. dollars in millions, except per share data)
Revenues:
Shared Mail	$326.3	$313.6	$639.2	$624.5
Neighborhood Targeted products	116.3	99.0	216.1	211.6
Free-standing Inserts	94.6	92.1	192.1	185.7
International, Digital Media & Services	42.8	39.3	82.6	73.4

Total revenues	580.0	544.0	1,130.0	1,095.2

Cost of products sold	423.8	410.0	827.2	837.5

Gross profit	156.2	134.0	302.8	257.7
Selling, general and administrative	92.7	86.7	183.6	172.9
Amortization expense	3.1	3.2	6.3	6.3
Gain from litigation settlement	—	—	490.1	—

Earnings from operations	60.4	44.1	603.0	78.5

Other expenses (income):
Interest expense, net	17.6	21.2	37.6	42.7
Loss (gain) on extinguishment of debt	23.9	(1.3)	23.9	(8.8)
Other income, net	(0.6)	(1.4)	(2.3)	(2.7)

Total other expenses	40.9	18.5	59.2	31.2

Earnings before income taxes	19.5	25.6	543.8	47.3

Income tax expense	8.4	9.7	210.2	18.3

Net earnings	$11.1	$15.9	$333.6	$29.0

Net earnings per common share, basic	$0.22	$0.33	$6.77	$0.60

Net earnings per common share, diluted	$0.21	$0.33	$6.41	$0.60

Revenues

We reported revenues of $580.0 million for the three months ended June 30, 2010, an increase of 6.6% compared to revenues of $544.0 million for the three months ended June 30, 2009. Revenues for the six months ended June 30, 2010 were $1,130.0 million, an increase of 3.2% compared to revenues of $1,095.2 million for the six months ended June 30, 2009. This growth in revenues across all of our business segments was driven by our clients’ response to strong consumer demand for value.

Cost of Products Sold

Costs of products sold were $423.8 million and $410.0 million for the three months ended June 30, 2010 and 2009, respectively. Gross profit as a percentage of revenues increased to 26.9% from 24.6% for the three months ended June 30, 2010 and 2009, respectively. Costs of products sold were $827.2 million and $837.5 million for the six months ended June 30, 2010 and 2009, respectively. Gross profit as a percentage of revenues increased to 26.8% from 23.5% for the six months ended June 30, 2010 and 2009, respectively. The operating leverage within our business, particularly the Shared Mail and FSI segments, leads to improved margins as volumes increase.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs were $92.7 million and $86.7 million for the three months ended June 30, 2010 and 2009, respectively. SG&A costs were $183.6 million and $172.9 million for the six months ended June 30, 2010 and 2009, respectively. These increases were due primarily to an increase in stock-based compensation of $6.2 million and $11.0 million from the respective prior year periods, which resulted primarily from the accelerated vesting of certain executives’ stock options based on stock price appreciation.

Gain from Litigation Settlement

On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) settling our outstanding lawsuits against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). Pursuant to the terms of the Settlement Agreement, News paid us $500.0 million. During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our executive officers identified as the “named executive officers” in our proxy statement filed with the SEC on March 30, 2010) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our condensed consolidated statement of income for the six months ended June 30, 2010.

Other Expenses (Income)

Interest Expense, Net

Interest expense, net decreased to $17.6 million from $21.2 million for the three months ended June 30, 2010 and 2009, respectively, and to $37.6 million from $42.7 million for the six months ended June 30, 2010 and 2009, respectively. These decreases were due to lower debt balances as a result of our voluntary repurchases of term loans under our senior secured credit facility during the three months ended June 30, 2009 pursuant to the First Amendment (as defined below) and our purchases of the 8 1/4% Senior Notes due 2015 (the “2015 Notes”) during the three months ended June 30, 2010 pursuant to the terms of the Tender Offer (as defined below) and open market repurchases.

Loss (Gain) on Extinguishment of Debt

During the three months ended June 30, 2010, we purchased, at a premium to par of 7.0%, an aggregate principal amount of $269.9 million of the 2015 Notes validly tendered pursuant to the terms of the Tender Offer (as defined below). In addition, during the three months ended June 30, 2010, we purchased in the open market, at a weighted-average premium to par of 5.6%, an aggregate principal amount of $27.9 million of the 2015 Notes. As a result of these transactions, we recognized a pre-tax loss on extinguishment of debt of $23.9 million during the three months ended June 30, 2010, which represents the amount of the purchase price of the 2015 Notes in excess of the face amounts (par value) of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

During the three and six months ended June 30, 2009, we repurchased, at a discount to par, aggregate principal amounts of $21.6 million and $54.4 million, respectively, of outstanding term loans under our senior secured credit facility pursuant to modified Dutch auctions for aggregate purchase prices of $20.3 million and $45.6 million, respectively, including fees. As a result of these repurchases, during the three and six months ended June 30, 2009, we recognized pre-tax gains of $1.3 million and $8.8 million, respectively, which represent the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. Taxes on these gains have been deferred for five years beginning in 2009 and are then payable at 20% per year for each of the next five years. The period during which such repurchases were permitted pursuant to the First Amendment (as defined below) expired on December 31, 2009.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2010 was $8.4 million and $210.2 million, respectively, which resulted in effective tax rates, including discrete items, of 43.1% and 38.7%, respectively. Valassis is required to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.

Net Earnings

Net earnings were $11.1 million and $15.9 million for the three months ended June 30, 2010 and 2009, respectively, which equates to diluted earnings per share of $0.21 and $0.33, respectively. As further described above, net earnings and diluted earnings per share for these periods were impacted by the extinguishment of debt as reflected in the following table:

	Three Months Ended June 30,
	2010			2009
	U.S. Dollars in Millions	Per Basic Common Share	Per Diluted Common Share	U.S. Dollars in Millions	Per Basic Common Share	Per Diluted Common Share
Net earnings	$11.1	$0.22	$0.21	$15.9	$0.33	$0.33

Loss (gain) on extinguishment of debt, net of tax	14.7	0.30	0.28	(0.8)	(0.02)	(0.02)

Net earnings excluding loss (gain) on extinguishment of debt	$25.8	$0.52	$0.49	$15.1	$0.31	$0.31

Net earnings, excluding the impact of the extinguishment of debt, were $25.8 million and $15.1 million for the three months ended June 30, 2010 and 2009, respectively, or $0.49 and $0.31, respectively, per diluted share. This increase was due to increased volume and our improved cost structure as the result of our business optimization and cost containment efforts.

Net earnings were $333.6 million and $29.0 million for the six months ended June 30, 2010 and 2009, respectively, which equates to diluted earnings per share of $6.41 and $0.60, respectively. As further described above, net earnings and diluted earnings per share were impacted by the gain on litigation settlement and extinguishment of debt as reflected in the following table:

	Six Months Ended
	June 30,
	2010			2009
	U.S. Dollars in Millions	Per Basic Common Share	Per Diluted Common Share	U.S. Dollars in Millions	Per Basic Common Share	Per Diluted Common Share
Net Earnings	$333.6	$6.77	$6.41	$29.0	$0.60	$0.60

Excluding:
Gain from litigation settlement, net of tax	(301.4)	(6.12)	(5.79)	—	—	—
Loss (gain) on extinguishment of debt, net of tax	14.7	0.30	0.28	(5.3)	(0.11)	(0.11)

Net earnings excluding gain from litigation settlement and loss (gain) on extinguishment of debt	$46.9	$0.95	$0.90	$23.7	$0.49	$0.49

Net earnings, excluding the impact of the gain on litigation settlement and the extinguishment of debt, were $46.9 million and $23.7 million for the six months ended June 30, 2010 and 2009, respectively, or $0.90 and $0.49, respectively, per diluted share. This increase was due to our improved cost structure as the result of our business optimization and cost containment efforts.

Segment Results

Shared Mail

For the three months ended June 30, 2010, Shared Mail segment revenues increased $12.7 million, or 4.0%, to $326.3 million compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, the Shared Mail segment reported revenues of $639.2 million, an increase of 2.4% as compared to $624.5 million reported in the prior year period. The increases for both the three and six month periods were attributable to volume gains in inserts as demonstrated in the growth in Shared Mail pieces distributed. Shared Mail pieces increased 12.0% to 9.0 billion pieces for the three months ended June 30, 2010 and increased 9.5% to 17.7 billion pieces for the six months ended June 30, 2010 from the comparable prior year periods. Revenues attributable to the volume gains were offset, in part, by fewer packages as a result of our business optimization efforts and lower priced and lighter weight inserts.

Shared Mail packages were 0.9 billion and 1.8 billion for the three and six months ended June 30, 2010, respectively, decreasing 6.7% and 7.8%, respectively, from the comparable prior year periods. These decreases resulted from our business optimization efforts and from the reduction of underperforming packages in certain markets. The increase in Shared Mail pieces coupled with the reduction in Shared Mail packages drove the increase in average pieces per package. Average pieces per package were 9.6 pieces for both the three and six months ended June 30, 2010, increasing 21.3% and 19.4%, respectively, from the comparable prior year periods.

For the fifth consecutive quarter, Shared Mail’s gross margin percentage continued to increase over the comparable prior year quarter’s gross margin percentage. For the three months ended June 30, 2010, Shared Mail’s gross margin was 29.4% increasing 4.5 percentage points from the three months ended June 30, 2009. In addition, Shared Mail’s gross margin percentage for the six months ended June 30, 2010 increased 4.1 percentage points to 28.5% from the prior year period. Contributing to the gross margin percentage improvements for both the three and six months periods were distribution savings from newspaper alliances and fewer packages. In addition, the increase in average pieces per package and resultant efficiencies in unused postage contributed to the gross margin improvements. Unused postage as a percentage of base postage improved 4.7 percentage points to 16.0% and 3.8 percentage points to 16.8% for the three and six months ended June 30, 2010, respectively, from the comparable prior year periods. The gross margin improvement for the six months ended June 30, 2010 was also favorably affected by lower print and paper costs.

Shared Mail segment profit increased $17.2 million, or 73.5%, to $40.6 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Shared Mail segment profit was $72.2 million for the six months ended June 30, 2010, increasing $30.0 million, or 71.1%, from the comparable prior year period. Shared Mail’s segment profit percentage was 12.4% and 11.3% for the three and six months ended June 30, 2010, respectively, increasing 4.9 and 4.5 percentage points, respectively, from the comparable prior year periods. The increases for these periods resulted from the increase in revenues, newspaper alliances and package optimization efforts.

Neighborhood Targeted

Neighborhood Targeted segment revenues were $116.3 million in the three months ended June 30, 2010, representing an increase of 17.5% from $99.0 million in the three months ended June 30, 2009. This increase was due primarily to increases in Run-of-Press (ROP) advertising spending by clients in the energy and telecommunications verticals. Segment profit was $5.3 million for the second quarter of 2010 compared to $10.0 million for the second quarter of 2009, due primarily to a change in both client and product mix and an increase in SG&A allocation.

During the six months ended June 30, 2010, Neighborhood Targeted segment revenues increased 2.1% to $216.1 million from $211.6 million during the six months ended June 30, 2009. Significant increases in activity in the energy and telecommunications verticals in the second quarter of 2010 more than offset declines in the first quarter of 2010. Segment profit for the six months ended June 30, 2010 was $12.4 million compared to $20.6 million in the prior year period.

FSI

FSI segment revenues were $94.6 million for the three months ended June 30, 2010, representing an increase of 2.7% from $92.1 million for the second quarter of 2009. Revenues for the six months ended June 30, 2010 were $192.1 million, an increase of 3.4% from $185.7 million in the comparable prior year period. Industry units grew approximately 2.6% and 6.6% during the three and six months ended June 30, 2010, respectively, as compared to the respective prior year periods. FSI cost of goods sold decreased for the three and six months ended June 30, 2010 from the prior year periods on a cost-per-thousand (CPM) basis due primarily to lower paper costs and efficiencies gained in media and print costs resulting from increased volume. As a result of increased volumes and reductions in cost of goods sold, FSI segment profit for the three and six months ended June 30, 2010 increased to $11.4 million and $19.7 million, respectively, from $4.3 million and $5.3 million during the respective prior year periods.

International, Digital Media & Services

Revenues for this segment were $42.8 million in the second quarter of 2010, an increase of 8.9% from $39.3 million for the second quarter of 2009. Revenues for this segment were $82.6 million for the six months ended June 30, 2010, an increase of 12.5% from $73.4 million for the six months ended June 30, 2009. This growth was primarily due to the sustained increase in coupon clearing volume, as well as foreign currency fluctuations. Segment profit for three and six months ended June 30, 2010 decreased to $3.1 million and $8.6 million, respectively, from $6.4 million and $10.4 million for the three and six months ended June 30, 2009, respectively. These decreases in segment profit primarily resulted from continued investment in our In-Store and Digital businesses.

Financial Condition, Liquidity and Sources of Capital

The following table presents our available sources of liquidity as of June 30, 2010:

Sources of Liquidity (in millions)	Facility Amount	Amount Outstanding	Available

Cash and cash equivalents			$228.7
Debt facilities:
Senior Secured Revolving Credit Facility	$40.1	—	40.1

Total Available			$268.8

(1)	On April 15, 2010, we amended our senior secured credit facility, which, among other things, reduced the aggregate revolving credit commitments thereunder from $100.0 million to $50.0 million. For additional information, refer to the section below entitled "Our Senior Secured Credit Facility." The amount above is net of $9.9 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $228.7 million at June 30, 2010 compared to $129.8 million at December 31, 2009. This was the result of net cash provided by operating activities of $433.9 million, offset by net cash used in investing activities of $8.4 million and net cash used in financing activities of $325.5 million during the six months ended June 30, 2010.

Net cash provided by operating activities was $433.9 million during the six months ended June 30, 2010 compared to $123.4 million during the prior year period. The increase from the prior year was primarily attributable to the $500.0 million cash received (approximately $301.4 million, net of taxes and related payments) as a result of the litigation settlement with News America. In addition to this increase, the following changes in assets and liabilities affected cash from operations:

•	a decrease in accounts payable of $35.1 million due to the timing of vendor payments, partially offset by a cash inflow of $13.3 million from accounts receivable, net;

•

a reduction of $27.6 million in accrued expenses, compensation and interest due to 2009 accrued incentive and profit sharing payments made in the first quarter of 2010 and the timing of interest payments; and

•	an increase in taxes payable of $71.6 million, primarily due to timing of taxes due on the gain from the litigation settlement.

Net cash used in investing activities was $8.4 million and $8.5 million for the six months ended June 30, 2010 and 2009, respectively, primarily due to capital acquisitions of property, plant and equipment.

Net cash used in financing activities for the six months ended June 30, 2010 was $325.5 million, which resulted from:

•	principal payments on long-term debt of $301.3 million, which includes $297.8 million related to the repurchases of the 2015 Notes discussed above;

•	repurchases of 1,619,600 shares of our common stock at an aggregate cost of $54.6 million under the stock repurchase program reinstated in May 2010; and

•	$30.4 million of net proceeds received from stock option exercises.

Net cash used in financing activities in the year-ago period was $100.5 million. This included $51.8 million related to the satisfaction of the indenture covering the 6 5/8% Senior Secured Notes due 2009 and $48.7 million in repurchases and repayments of term loans under our senior secured credit facility and related fees.

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

Current and Long-term Debt

As of June 30, 2010, we had outstanding $709.8 million in aggregate indebtedness, which consisted of $242.2 million of our unsecured 8 1/4% Senior Notes due 2015, $350.7 million and $116.8 million under the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033. As of June 30, 2010, we had total outstanding letters of credit of approximately $9.9 million.

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

On January 22, 2009, we entered into the first amendment to our senior secured credit facility, or the First Amendment. As a result of the First Amendment, we were permitted to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. In connection with the First Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The First Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the three and six months ended June 30, 2009, we repurchased, at a discount to par, aggregate principal amounts of $21.6 million and $54.4 million, respectively, of outstanding term loans under our senior secured credit facility for aggregate purchase prices of $20.3 million and $45.6 million, respectively, including fees. The period during which such repurchases were permitted pursuant to the First Amendment expired on December 31, 2009.

On April 15, 2010, we entered into the second amendment to our senior secured credit facility, or the Second Amendment. The Second Amendment, among other things:

•

permits us to use up to $325 million to repurchase our outstanding 2015 Notes through April 15, 2011 (for information regarding repurchases effected during the second quarter, see “8 1/4% Senior Notes due 2015”);

•	provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012;

•	allows us additional features with respect to any future convertible or exchangeable debt securities;

•	reduced the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million; and

•	increased by 50 basis points the interest rate margins applicable to borrowings under the senior secured credit facility.

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2010, we had $350.7 million and $116.8 million outstanding under the term loan B and delayed draw term loan portions, respectively, and $40.1 million available under the revolving line of credit portion (after giving effect to the reductions in availability pursuant to the First and Second Amendments and outstanding letters of credit), of our senior secured credit facility.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable interest rate margin. For the three and six months ended June 30, 2010, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. Pursuant to the Second Amendment, the interest rate margins applicable to the borrowings under our senior secured credit facility increased by 50 basis points.

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

Covenants

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the First Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of June 30, 2010.

	Required Ratio	Actual Ratio
Maximum senior secured leverage ratio	No greater than 3.50:1.00	0.61:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	10.26:1.00

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

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million, net of discount) of the 2033 Secured Notes for an aggregate purchase price of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of June 30, 2010, an aggregate principal amount of $85,000 (or approximately $58,000, net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

8  1/4% Senior Notes due 2015

On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of the 2015 Notes. Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539,925,000 original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes were not exchanged. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

Subject to a number of exceptions, the 2015 Notes indenture restricts our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness, transfer or sell assets, make certain investments, pay dividends or make distributions or other restricted payments, create certain liens, merge or consolidate, repurchase stock and enter into transactions with affiliates.

We may redeem all or a portion of the 2015 Notes at our option at any time prior to March 1, 2011, at a redemption price equal to 100% of the principal amount of 2015 Notes to be redeemed, plus a make-whole premium as described in the 2015 indenture, plus accrued and unpaid interest to the redemption date. At any time on or after March 1, 2011, we may redeem all or a portion of the 2015 Notes at our option at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on March 1 of the years set forth below:

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

On May 12, 2010, we commenced a cash tender offer (the "Tender Offer") to purchase up to $270 million aggregate principal amount of the 2015 Notes at a purchase price equal to 107% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. On June 11, 2010, we purchased $269.9 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the Tender Offer. In addition, during the three months ended June 30, 2010, we purchased in the open market an additional $27.9 million aggregate principal amount of the 2015 Notes at weighted-average purchase prices of 105.6% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest.

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

As of June 30, 2010, we were in compliance with all of our indenture covenants.

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

On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. This election was in place for the quarters ended June 30, 2009 and September 30, 2009, after which we elected to revert to three-month LIBOR interest rate. In conjunction with the initial interest rate change from three-month LIBOR to one-month LIBOR, we discontinued cash flow hedge accounting treatment for the interest rate swap agreements effective April 1, 2009. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss are being amortized to interest expense, and any subsequent changes in the fair value of the swaps are being recognized in earnings as a component of interest expense until the swaps expire on December 31, 2010. The discontinuation of hedge accounting may increase the volatility in our reported earnings during the remaining terms of the interest rate swaps.

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our senior secured credit facility. The effective date of this agreement is December 31, 2010 which corresponds to the expiration date of the existing interest rate swap agreements described above. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap is designated as and qualifies as a cash flow hedge. In the event that our senior secured credit facility variable interest rate debt is less than the amounts we have hedged in connection with the interest rate swaps, we may elect to pay termination fees in connection with such swaps.

Off-balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $8.4 million for the six months ended June 30, 2010, and are anticipated to be an aggregate amount of approximately $25.0 million for the 2010 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of new accounting pronouncements.

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

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements that expire December 31, 2010, which convert an aggregate of $447.2 million, or 95.7%, of our total variable rate debt under our senior secured credit facility to fixed rate debt. As of June 30, 2010, the fair value of these derivatives was a liability of $10.1 million and an aggregate principal amount of $20.3 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility was subject to interest rate variability.

On December 17, 2009, we entered into an interest swap agreement which will initially convert $300.0 million of our total variable rate debt under our senior secured credit facility to fixed rate debt. The effective date of this agreement is December 31, 2010, which corresponds to the expiration date of the existing interest rate swap agreements. As of June 30, 2010, the fair value of this derivative was a liability of $3.0 million.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and the Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2010, we had commitments to purchase $10.4 million in Mexican pesos and $0.5 million in Polish zlotys over the next twelve months.

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

There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects our repurchases of our common stock during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans (2)
April 1, 2010 to April 30, 2010	—	$—	—	6,090,825
May 1, 2010 to May 31, 2010	558,200	$33.57	558,200	5,532,625
June 1, 2010 to June 30, 2010	1,061,400	$33.78	1,061,400	4,471,225

	1,619,600	$33.71	1,619,600

(1)	On December 7, 2004 and August 25, 2005, our Board of Directors approved share repurchase plans of 5 million shares each. These share repurchase plans were suspended in February 2006. On May 6, 2010, our Board of Directors reinstated these share repurchase plans.
(2)	As a result of the share repurchases during the three months ended June 30, 2010, no additional shares remain available for repurchase under the December 7, 2004 share repurchase plan and 4.5 million shares remain available to be repurchased under the August 25, 2005 share repurchase plan. We are limited by the covenants under our senior secured credit facility to an aggregate share repurchase amount of $58.4 million during 2010.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

10.1	Third Amendment to Valassis Communications, Inc. Supplemental Benefit Plan, dated as of July 8, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (SEC File No. 001-10991) filed on July 9, 2010 by Valassis Communications, Inc.)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2010

Valassis Communications, Inc.
(Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to Valassis Communications, Inc. Supplemental Benefit Plan, dated as of July 8, 2010 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (SEC File No. 001-10991) filed on July 9, 2010 by Valassis Communications, Inc.)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia