Form 10-Q
period 2010-09-30
VALASSIS COMMUNICATIONS INC
filed 2010-11-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 1, 2010, there were 49,655,221 shares of the Registrant’s Common Stock outstanding.

Valassis Communications, Inc.

Index to Quarterly Report on Form 10-Q

Quarter Ended September 30, 2010

Part I - Financial Information

Item 1.	Financial Statements

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

Assets	September 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$208,520	$129,846
Accounts receivable (less allowance for doubtful accounts of $6,934 at September 30, 2010 and $7,593 at December 31, 2009)	419,259	428,836
Inventories:
Raw materials	31,049	23,263
Work in progress	12,712	17,209
Prepaid expenses and other	37,397	37,046
Refundable income taxes	—	12,578

Total current assets	708,937	648,778

Property, plant and equipment, at cost:
Land and buildings	44,613	44,285
Machinery and equipment	220,422	218,397
Office furniture and equipment	219,369	206,931
Automobiles	1,212	1,266
Leasehold improvements	28,325	28,896

	513,941	499,775
Less accumulated depreciation and amortization	(336,259)	(301,874)

Net property, plant and equipment	177,682	197,901

Intangible assets (Note 3):
Goodwill	636,471	640,073
Other intangible assets, net	236,973	238,859

Net intangible assets	873,444	878,932

Investments	2,782	2,298
Other assets	13,002	16,113

Total assets	$1,775,847	$1,744,022

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets, Continued

(U.S. dollars in thousands)

(unaudited)

Liabilities and Stockholders’ Equity	September 30, 2010	December 31, 2009

Current liabilities:
Current portion long-term debt (Note 4)	$7,074	$6,197
Accounts payable	293,810	338,418
Accrued interest	1,742	15,103
Accrued compensation and benefits	47,572	53,258
Accrued other expenses	38,886	59,275
Progress billings	51,453	40,532
Income taxes payable	12,160	—
Deferred income taxes	66	22

Total current liabilities	452,763	512,805

Long-term debt (Note 4)	700,919	1,004,875
Other non-current liabilities	51,141	40,567
Deferred income taxes	90,952	87,914
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,071,749 and 64,241,359 shares issued at September 30, 2010 and December 31, 2009, respectively; 49,577,162 and 48,762,242 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	651	642
Additional paid-in capital	122,203	98,927
Retained earnings	883,343	522,731
Accumulated other comprehensive income (loss)	574	(4,269)
Treasury stock, at cost (15,494,587 and 15,479,117 shares at September 30, 2010 and December 31, 2009, respectively)	(526,699)	(520,170)

Total stockholders’ equity	480,072	97,861

Total liabilities and stockholders’ equity	$1,775,847	$1,744,022

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$572,406	$544,064	$1,702,358	$1,639,256

Costs and expenses:
Cost of products sold	421,510	407,572	1,248,664	1,245,105
Selling, general and administrative	91,800	90,660	275,421	263,547
Amortization expense	3,156	3,156	9,467	9,468

Total costs and expenses	516,466	501,388	1,533,552	1,518,120
Gain from litigation settlement (Note 6)	—	—	490,085	—

Earnings from operations	55,940	42,676	658,891	121,136

Other expenses (income):
Interest expense	14,091	23,172	52,084	66,201
Interest income	(116)	(87)	(510)	(491)
Loss (gain) on extinguishment of debt (Note 4)	—	(609)	23,873	(9,388)
Other income, net	(2,120)	(1,182)	(4,471)	(3,864)

Total other expenses, net	11,855	21,294	70,976	52,458

Earnings before income taxes	44,085	21,382	587,915	68,678

Income tax expense	17,106	7,582	227,303	25,902

Net earnings	$26,979	$13,800	$360,612	$42,776

Net earnings per common share, basic (Note 8)	$0.55	$0.29	$7.33	$0.89

Net earnings per common share, diluted (Note 8)	$0.52	$0.28	$6.93	$0.87

Shares (in thousands) used in computing net earnings per share, basic (Note 8)	49,138	48,008	49,216	47,992

Shares (in thousands) used in computing net earnings per share, diluted (Note 8)	51,995	49,586	52,033	49,343

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$360,612	$42,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of intangibles	45,919	52,025
Amortization of debt issuance costs	1,855	2,467
Provision for losses on accounts receivable	3,577	4,644
Loss (gain) on debt extinguishment, net of premiums and fees	3,429	(9,388)
Loss on derivatives, net	14,586	4,570
Loss (gain) on sale of property, plant and equipment	62	(184)
Gain on equity investments	(3,963)	(3,263)
Stock-based compensation charge	22,371	5,572
Deferred income taxes	10,749	998
Changes in assets and liabilities which increase (decrease) cash flow:
Accounts receivable	6,000	59,059
Inventories	(3,289)	13,849
Prepaid expenses and other	697	5,427
Other assets	1,484	2,579
Other liabilities	14,177	2,506
Accounts payable	(44,606)	(37,578)
Accrued expenses, compensation and interest	(47,112)	3,455
Income taxes	24,738	(7,925)
Progress billings	10,921	(4,233)

Total adjustments	61,595	94,580

Net cash provided by operating activities	422,207	137,356

Cash flows from investing activities:
Additions to property, plant and equipment	(16,447)	(13,505)
Additions to intangible assets	(7,581)	—
Proceeds from sale of property, plant and equipment	59	96

Net cash used in investing activities	(23,969)	(13,409)

Cash flows from financing activities:
Borrowings of long-term debt	—	20,000
Payments of long-term debt	(303,079)	(159,817)
Financing costs	—	(937)
Repurchase of common stock	(58,225)	—
Proceeds from issuance of common stock	41,603	537

Net cash used in financing activities	(319,701)	(140,217)

Effect of exchange rate changes on cash	137	579
Net increase (decrease) in cash	78,674	(15,691)
Cash at beginning of period	129,846	126,556

Cash at end of period	$208,520	$110,865

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63,894	$66,397
Cash paid during the period for income taxes	$188,804	$31,390
Non-cash financing activities:
Stock issued under stock-based compensation plan	$1,592	$20

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

Gains on extinguishment of debt of $0.6 million and $9.4 million for the three and nine months ended September 30, 2009, respectively, which were previously included in Other income, net in the condensed consolidated statements of income, have been reclassified as a separate line item to conform to the current presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 require companies to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The adoption of this new guidance did not impact our financial condition, results of operations or liquidity.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

3. GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2010 and December 31, 2009 was comprised of:

(in thousands of U.S. dollars)	September 30, 2010	December 31, 2009

Goodwill:
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	22,357	22,357
International, Digital Media & Services	74,605	78,207

Total goodwill	$636,471	$640,073

During the nine months ended September 30, 2010, we disposed of a reporting unit within the International, Digital Media & Services segment, which resulted in a $3.6 million reduction in goodwill and the cancellation of a related note payable. No material gain or loss was recognized related to this transaction.

The components of other intangible assets are as follows:

	September 30, 2010				December 31, 2009
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Amortizing intangible assets
Mailing lists, non compete agreements, patents and other	$48,036	$(7,364)	$40,672	15.2	$40,455	$(5,847)	$34,608	17.1
Customer relationships	140,000	(31,340)	$108,660	10.2	140,000	(23,390)	116,610	11.0
Non-amortizing intangible assets
Valassis name, tradenames, trademarks, and other	87,641	—	87,641		87,641	—	87,641

	$275,677	$(38,704)	$236,973		$268,096	$(29,237)	$238,859

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	September 30, 2010	December 31, 2009

Senior Secured Revolving Credit Facility	$—	$—
Senior Secured Convertible Notes due 2033, net of discount	58	58
8 1/4% Senior Notes due 2015	242,224	540,000
Senior Secured Term Loan B	349,198	353,624
Senior Secured Delayed Draw Term Loan	116,513	117,390

	707,993	1,011,072
Less current portion	7,074	6,197

Total long-term debt	$700,919	$1,004,875

On April 15, 2010, we entered into the second amendment to our senior secured credit facility (the “Second Amendment”). The Second Amendment, among other things:

•	permits us to use up to $325 million to repurchase our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) through April 15, 2011;

•	provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012;

•	allows us additional features with respect to any future convertible or exchangeable debt securities;

•	reduced the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million; and

•	increased by 50 basis points the interest rate margins applicable to borrowings under the senior secured credit facility.

On May 12, 2010, we commenced a cash tender offer (the “Tender Offer”) to purchase up to $270 million aggregate principal amount of the 2015 Notes at a purchase price equal to $1,070 per $1,000 principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. On June 11, 2010, we purchased $269.9 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the Tender Offer. In addition, during the nine months ended September 30, 2010, we purchased in the open market an additional $27.9 million aggregate principal amount of the 2015 Notes at weighted-average purchase prices of $1,056 per $1,000 principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the nine months ended September 30, 2010, which represents the amount of the purchase price of the 2015 Notes in excess of the principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

During the three and nine months ended September 30, 2009, we repurchased, at a discount to par, aggregate principal amounts of $39.3 million and $93.7 million, respectively, of outstanding term loans under our senior secured credit facility, pursuant to modified Dutch auctions for aggregate purchase prices of $38.7 million and $84.3 million, respectively, including fees. As a result of these repurchases, during the three and nine months ended September 30, 2009, we recognized pre-tax gains of $0.6 million and $9.4 million, respectively, which represent the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees.

The estimated fair market value of our debt was $6.0 million above carrying value and $18.4 million below carrying value as of September 30, 2010 and December 31, 2009, respectively. The fair market value was estimated based on borrowing rates currently available for bank loans with similar terms and average maturities.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

As of September 30, 2010, we had total outstanding letters of credit of approximately $9.9 million.

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

The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $9.6 million, reflecting our best estimate of our potential sales tax liability.

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

During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our executive officers identified as the “named executive

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

officers” in our proxy statement filed with the SEC on March 30, 2010) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our condensed consolidated statement of income for the nine months ended September 30, 2010.

7. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense included in selling, general and administrative expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2010	2009	2010	2009

Stock-based compensation expense	$8.6	$2.8	$22.4	$5.6

Generally, stock-based compensation expense is recognized by applying the straight-line attribution method over the requisite service period to the grant-date fair value. The grant-date fair value of stock option awards is calculated using a Black-Scholes valuation model, while the grant-date fair value of restricted stock awards is equal to the closing price of the stock on the date of grant. The increases in stock-based compensation expense for the three and nine months ended September 30, 2010 as compared to the respective prior year periods resulted from the accelerated recognition of previously unrecognized stock-based compensation expense related to the following:

•	The appreciation of our stock price, which triggered the accelerated vesting of certain executives’ stock options and the immediate recognition of related stock-based compensation expense; and

•

Our adoption of a new policy applicable to both outstanding and future stock option and restricted stock awards to employees and directors that provides for the continued vesting and exercisability in accordance with the terms as originally granted of any outstanding stock options or restricted stock awards held by a grantee, if the grantee has satisfied specified service and age requirements at the time the grantee’s employment or directorship with the Company terminates. As a result of this new policy, we recognized previously unrecognized compensation expense that we would have been required to expense in future periods related to grantees who have met or will meet the specified service and age requirements prior to the original vesting date.

Total compensation expense related to non-vested stock options and restricted stock not yet recognized at September 30, 2010 was approximately $12.6 million, which we expect to recognize as compensation expense over the next five years.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

8. EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars, except per share data)	2010	2009	2010	2009

Net earnings	$26,979	$13,800	$360,612	$42,776

Basic EPS:
Weighted average common shares outstanding	49,138	48,008	49,216	47,992

Earnings per common share - basic	$0.55	$0.29	$7.33	$0.89

Diluted EPS:
Weighted average common shares outstanding	49,138	48,008	49,216	47,992
Weighted average shares issued on exercise of dilutive options and restricted shares	8,368	3,381	8,303	2,584
Shares purchased with assumed proceeds of options and unearned restricted shares	(5,520)	(1,814)	(5,495)	(1,244)
Shares contingently issuable	9	11	9	11

Shares applicable to diluted earnings	51,995	49,586	52,033	49,343

Earnings per common share - diluted	$0.52	$0.28	$6.93	$0.87

Unexercised employee stock options to purchase 1.4 million and 2.1 million shares of our common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2010, respectively. Unexercised employee stock options to purchase 7.4 million shares and 8.3 million shares of our common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2009, respectively. These unexercised employee stock options were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.

9. COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income, both net of tax, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2010	2009	2010	2009
Net earnings	$26,979	$13,800	$360,612	$42,776

Other comprehensive income:
Unrealized changes in fair value of cash flow hedges and available for sale securities	(789)	(36)	(3,159)	3,570
Amortization of realized losses and unrealized changes in fair value of discontinued cash flow hedges	2,659	3,017	8,197	5,124
Foreign currency translation adjustment	1,221	475	(195)	534

Total comprehensive income	$30,070	$17,256	$365,455	$52,004

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

	Notional Amounts		Fair Value
(in millions of U.S. Dollars)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	Balance Sheet Location	Input
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$300.0	$300.0	($4.5)	$0.8	Other non-current liabilities	Level 2
Foreign Exchange Contracts	0.3	2.7	—	—	Prepaid expenses and other assets	Level 2

	300.3	302.7	(4.5)	0.8

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts	447.2	447.2	(5.4)	(19.8)	Accrued other expenses	Level 2
Foreign Exchange Contracts	14.4	6.9	0.4	0.4	Prepaid expenses and other assets	Level 2

	461.6	454.1	(5.0)	(19.4)

Total derivatives	$761.9	$756.8	$(9.5)	$(18.6)

The fair value of our interest rate swaps is determined based on third party valuation models. The fair value of our foreign exchange contracts is based on observable foreign exchange forward contract rates.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following tables summarize the impact of derivative instruments for the periods indicated as recorded in the condensed consolidated financial statements:

	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings on Derivatives		Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives		Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$—	$—	$(1.5)	$—	$—	$—
Foreign Exchange Contracts	—	—	—	—	—	—

	$—	$—	$(1.5)	$—	$—	$—

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts (1)	$(0.4)	$2.0	$—	$—	$(4.3)	$(4.9)
Foreign Exchange Contracts (2)	0.2	—	—	—	—	—

	$(0.2)	$2.0	$—	$—	$(4.3)	$(4.9)

(1)	Recognized in Interest expense.
(2)	Recognized in Cost of products sold.

	Nine Months Ended September 30,
	2010	2009	2010	2009		2010	2009
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings on Derivatives		Amount of Pre-tax Gain (Loss) Recognized in OCI on Derivatives			Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$—	$—	$(5.3)	$—		$—	$—
Foreign Exchange Contracts	—	—	—	1.5		—	—

	$—	$—	$(5.3)	$1.5		$—	$—

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts (1)	$(1.4)	$5.2	$—	$2.6	(3)	$(13.2)	$(9.8)
Foreign Exchange Contracts (2)	—	(0.1)	—	—		—	—

	$(1.4)	$5.1	$—	$2.6		$(13.2)	$(9.8)

(1)	Recognized in Interest expense.
(2)	Recognized in Cost of products sold.
(3)	Represents amount recognized in OCI during the first quarter of 2009 related to interest swaps for which hedge accounting was discontinued on April 1, 2009; however, these financial instruments were effective as cash flow hedges until that date.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to fifteen-month forward foreign exchange contracts to stabilize the cost of production. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2010, we had a commitment to purchase $14.0 million in Mexican pesos and $0.7 million in Polish zlotys over the next fifteen months.

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

12. REPURCHASES OF COMMON STOCK

During the three and nine months ended September 30, 2010, we repurchased 114,072 and 1,733,672 shares of our common stock, respectively, at aggregate costs of $3.6 million and $58.2 million, respectively, under the stock repurchase program reinstated in May 2010. In 2010, stock repurchases are limited by our senior secured credit facility to an aggregate amount of $58.4 million.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

	Three Months Ended September 30,

(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total

2010
Revenues from external customers	$326.1	$114.0	$89.2	$43.1	$572.4
Intersegment revenues	$4.4	$6.8	$10.9	$0.3	$22.4
Depreciation/amortization	$10.1	$1.1	$3.3	$0.7	$15.2
Segment profit	$39.3	$7.2	$4.9	$4.5	$55.9

2009
Revenues from external customers	$319.5	$92.0	$92.6	$40.0	$544.1
Intersegment revenues	$5.3	$9.4	$5.4	$0.6	$20.7
Depreciation/amortization	$12.2	$1.1	$2.9	$0.7	$16.9
Segment profit	$29.6	$3.9	$2.3	$6.9	$42.7

	Nine Months Ended September 30,

(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total

2010
Revenues from external customers	$965.3	$330.1	$281.3	$125.7	$1,702.4
Intersegment revenues	$11.8	$19.2	$29.8	$0.5	$61.3
Depreciation/amortization	$31.0	$3.1	$9.5	$2.3	$45.9
Segment profit	$111.5	$19.6	$24.6	$13.1	$168.8

2009
Revenues from external customers	$944.0	$303.6	$278.3	$113.4	$1,639.3
Intersegment revenues	$13.6	$21.9	$24.4	$1.5	$61.4
Depreciation/amortization	$38.1	$3.1	$9.0	$1.8	$52.0
Segment profit	$71.8	$25.0	$7.1	$17.2	$121.1

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Reconciliations to the consolidated financial statement totals are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2010	2009	2010	2009
Segment profit	$55.9	$42.7	$168.8	$121.1
Unallocated amounts:
Interest expense	(14.1)	(23.2)	(52.1)	(66.2)
Interest income	0.1	0.1	0.5	0.5
Other income, net	2.2	1.2	4.5	3.9
(Loss) gain on extinguishment of debt	—	0.6	(23.9)	9.4
Gain from litigation settlement	—	—	490.1	—

Earnings before income taxes	$44.1	$21.4	$587.9	$68.7

Domestic and foreign revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars)	2010	2009	2010	2009
United States	$562.3	$530.8	$1,665.2	$1,603.5
Foreign	10.1	13.3	37.2	35.8

Total	$572.4	$544.1	$1,702.4	$1,639.3

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	September 30, 2010	December 31, 2009
United States	$168.8	$188.2
Foreign	8.9	9.7

Total	$177.7	$197.9

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

14. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2015 Notes issued by Valassis (referred to for purposes of this note only as the “Parent Company”) are guaranteed by substantially all of the Parent Company’s existing and future domestic wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”) on a senior unsecured basis. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Parent Company and has guaranteed the 2015 Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of these obligations. The Guarantor Subsidiaries also guarantee the Parent Company’s senior secured credit facility.

The following tables present the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, and the related condensed consolidating statements of income for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009. As a result of combining our general ledgers of record into an existing, single general ledger module within our enterprise resource planning system during the three months ended September 30, 2010, as more fully described in Part I—Item 4 below, the condensed consolidating financial statements as of and for the three and nine months ended September 30, 2010 below reflect certain intercompany receivables, payables, revenues, and costs and expenses between the Parent Company and the Guarantor Subsidiaries differently than the comparative, historical periods presented herein. Although it is not practicable to reclassify the amounts presented for the comparative, historical periods to reflect these changes in presentation, if such reclassifications could be made they would have no effect on any of the “Consolidated Total” amounts included below and would have no effect on the net assets or net income of the Parent Company or the Non-Guarantor Subsidiaries.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2010

(in thousands of U.S. dollars)

Assets	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$184,470	$1,921	$22,129	$—	$208,520
Accounts receivable, net	151,997	239,087	28,175	—	419,259
Inventories	34,529	9,229	3	—	43,761
Prepaid expenses and other	46,479	(12,222)	3,140	—	37,397

Total current assets	417,475	238,015	53,447	—	708,937

Property, plant and equipment, net	34,331	141,092	2,259	—	177,682
Intangible assets, net	42,751	823,704	6,989	—	873,444
Investments	370,989	21,147	—	(389,354)	2,782
Intercompany note and loan receivable	471,457	(463,012)	(8,445)	—	—
Other assets	9,462	3,527	13	—	13,002

Total assets	$1,346,465	$764,473	$54,263	$(389,354)	$1,775,847

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion long term debt	$7,074	$—	$—	$—	$7,074
Accounts payable and intercompany payable	128,774	146,576	18,460	—	293,810
Accrued expenses	41,348	38,704	8,148	—	88,200
Progress billings	25,900	16,684	8,869	—	51,453
Income taxes payable	(61,045)	72,759	446	—	12,160
Deferred income taxes	(1,094)	1,051	109	—	66

Total current liabilities	140,957	275,774	36,032	—	452,763

Long-term debt	700,919	—	—	—	700,919
Other non-current liabilities	29,416	19,663	2,062	—	51,141
Deferred income taxes	(4,899)	99,846	(3,995)	—	90,952
Stockholders’ equity	480,072	369,190	20,164	(389,354)	480,072

Total liabilities and stockholders’ equity	$1,346,465	$764,473	$54,263	$(389,354)	$1,775,847

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$273,629	$421,906	$15,003	$(138,132)	$572,406

Cost and expenses:
Cost of products sold	225,822	275,137	11,231	(90,680)	421,510
Selling, general and administrative	38,596	96,825	3,830	(47,451)	91,800
Amortization expense	6	3,151	—	(1)	3,156

Total costs and expenses	264,424	375,113	15,061	(138,132)	516,466

Earnings from operations	9,205	46,793	(58)	—	55,940

Other expenses (income):
Interest expense	14,091	—	—	—	14,091
Interest income	(98)	—	(18)	—	(116)
Intercompany interest	(16,355)	16,356	(1)	—	—
Other income, net	(1,240)	(799)	(81)	—	(2,120)

Total other expenses (income), net	(3,602)	15,557	(100)	—	11,855

Earnings before income taxes	12,807	31,236	42	—	44,085

Income tax expense	6,133	10,788	185	—	17,106
Equity in net earnings (loss) of subsidiaries	20,305	(143)	—	(20,162)	—

Net earnings (loss)	$26,979	$20,305	$(143)	$(20,162)	$26,979

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$180,278	$370,520	$15,259	$(21,993)	$544,064

Cost and expenses:
Cost of products sold	141,504	278,365	9,696	(21,993)	407,572
Selling, general and administrative	35,559	51,583	3,518	—	90,660
Amortization expense	6	3,150	—	—	3,156

Total costs and expenses	177,069	333,098	13,214	(21,993)	501,388

Earnings from operations	3,209	37,422	2,045	—	42,676

Other expenses (income):
Interest expense	23,172	—	—	—	23,172
Interest income	(94)	(4)	11	—	(87)
Intercompany interest	(17,092)	17,092	—	—	—
Gain on extinguishment of debt	(609)	—	—	—	(609)
Other (income) expenses, net	(514)	(935)	267	—	(1,182)

Total other expenses, net	4,863	16,153	278	—	21,294

(Loss) Earnings before income taxes	(1,654)	21,269	1,767	—	21,382

Income tax expense (benefit)	(61)	7,295	348	—	7,582
Equity in net earnings of subsidiaries	15,393	1,419	—	(16,812)	—

Net earnings	$13,800	$15,393	$1,419	$(16,812)	$13,800

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$678,002	$1,158,915	$51,959	$(186,518)	$1,702,358

Cost and expenses:
Cost of products sold	538,485	813,050	36,195	(139,066)	1,248,664
Selling, general and administrative	110,790	201,115	10,967	(47,451)	275,421
Amortization expense	17	9,451	—	(1)	9,467

Total costs and expenses	649,292	1,023,616	47,162	(186,518)	1,533,552

Gain from litigation settlement	490,085	—	—	—	490,085
Earnings from operations	518,795	135,299	4,797	—	658,891

Other expenses (income):
Interest expense	52,084	—	—	—	52,084
Interest income	(471)	3	(42)	—	(510)
Intercompany interest	(49,899)	49,788	111	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other income, net	(2,053)	(2,215)	(203)	—	(4,471)

Total other expenses (income), net	23,534	47,576	(134)	—	70,976

Earnings before income taxes	495,261	87,723	4,931	—	587,915

Income tax expense	194,876	30,966	1,461	—	227,303
Equity in net earnings of subsidiaries	60,227	3,470	—	(63,697)	—

Net earnings	$360,612	$60,227	$3,470	$(63,697)	$360,612

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$571,270	$1,092,088	$49,418	$(73,520)	$1,639,256

Cost and expenses:
Cost of products sold	452,645	831,495	34,485	(73,520)	1,245,105
Selling, general and administrative	96,830	156,874	9,843	—	263,547
Amortization expense	17	9,451	—	—	9,468

Total costs and expenses	549,492	997,820	44,328	(73,520)	1,518,120

Earnings from operations	21,778	94,268	5,090	—	121,136

Other expenses (income):
Interest expense	66,201	—	—	—	66,201
Interest income	(430)	(11)	(50)	—	(491)
Intercompany interest	(52,516)	52,516	—	—	—
Gain on extinguishment of debt	(9,388)	—	—	—	(9,388)
Other (income) expenses, net	(1,593)	(2,417)	146	—	(3,864)

Total other expenses, net	2,274	50,088	96	—	52,458

Earnings before income taxes	19,504	44,180	4,994	—	68,678

Income tax expense	10,479	14,474	949	—	25,902
Equity in net earnings of subsidiaries	33,751	4,045	—	(37,796)	—

Net earnings	$42,776	$33,751	$4,045	$(37,796)	$42,776

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

Operating Activities
Net cash provided by operating activities	$317,477	$100,198	$4,532	$—	$422,207

Investing Activities
Additions to property, plant and equipment	(9,352)	(6,800)	(295)	—	(16,447)
Additions to intangible assets	(7,581)	—	—	—	(7,581)
Other	59	—	—	—	59

Net cash used in investing activities	(16,874)	(6,800)	(295)	—	(23,969)

Financing Activities
Cash provided by (used in) intercompany activity	99,091	(99,091)	—	—	—
Payment of long-term debt	(303,079)	—	—	—	(303,079)
Repurchase of common stock	(58,225)	—	—	—	(58,225)
Proceeds from issuance of common stock	41,603	—	—	—	41,603

Net cash used in financing activities	(220,610)	(99,091)	—	—	(319,701)

Effect of exchange rate changes on cash	—	—	137	—	137

Net increase (decrease) in cash	79,993	(5,693)	4,374	—	78,674
Cash at beginning of period	104,477	7,614	17,755	—	129,846

Cash at end of period	$184,470	$1,921	$22,129	$—	$208,520

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

Operating Activities
Net cash provided by (used in) operating activities	$38,901	$100,570	$(2,115)	$—	$137,356

Investing Activities
Additions to property, plant and equipment	(4,329)	(8,763)	(413)	—	(13,505)
Other	—	96	—	—	96

Net cash used in investing activities	(4,329)	(8,667)	(413)	—	(13,409)

Financing Activities
Cash provided by (used in) intercompany activity	94,850	(94,850)	—	—	—
Borrowings of long-term debt	20,000	—	—	—	20,000
Financing costs	(937)	—	—	—	(937)
Payment of long-term debt	(159,817)	—	—	—	(159,817)
Proceeds from issuance of common stock	537	—	—	—	537

Net cash used in financing activities	(45,367)	(94,850)	—	—	(140,217)

Effect of exchange rate changes on cash	—	—	579	—	579

Net decrease in cash	(10,795)	(2,947)	(1,949)	—	(15,691)
Cash at beginning of period	102,441	5,937	18,178	—	126,556

Cash at end of period	$91,646	$2,990	$16,229	$—	$110,865

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Coupon distribution continues to grow above the record-breaking volumes experienced in 2009. According to NCH Marketing Services, Inc., our coupon-processing and analytics subsidiary, 260 billion coupons have been distributed during the first nine months of 2010 as compared to 233 billion coupons during the first nine months of 2009. In total, 2.5 billion coupons have been redeemed during the first nine months of 2010, an increase of 5.3% compared to the first nine months of 2009. We believe this new frugality reflects shopping behaviors that will remain long after the economy improves, positioning our RedPlum™ blended media solutions to continue to be a mainstay for both value-conscious consumers and the marketers who seek to reach them.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(U.S. dollars in millions, except per share data)
Revenues:
Shared Mail	$326.1	$319.5	$965.3	$944.0
Neighborhood Targeted products	114.0	92.0	330.1	303.6
Free-standing Inserts	89.2	92.6	281.3	278.3
International, Digital Media & Services	43.1	40.0	125.7	113.4

Total revenues	572.4	544.1	1,702.4	1,639.3

Cost of products sold	421.5	407.6	1,248.7	1,245.1

Gross profit	150.9	136.5	453.7	394.2
Selling, general and administrative	91.8	90.6	275.4	263.6
Amortization expense	3.2	3.2	9.5	9.5
Gain from litigation settlement	—	—	490.1	—

Earnings from operations	55.9	42.7	658.9	121.1

Other expenses (income):
Interest expense, net	14.0	23.1	51.6	65.7
Loss (gain) on extinguishment of debt	—	(0.6)	23.9	(9.4)
Other income, net	(2.2)	(1.2)	(4.5)	(3.9)

Total other expenses, net	11.8	21.3	71.0	52.4

Earnings before income taxes	44.1	21.4	587.9	68.7

Income tax expense	17.1	7.6	227.3	25.9

Net earnings	$27.0	$13.8	$360.6	$42.8

Net earnings per common share, basic	$0.55	$0.29	$7.33	$0.89

Net earnings per common share, diluted	$0.52	$0.28	$6.93	$0.87

Revenues

We reported revenues of $572.4 million for the three months ended September 30, 2010, an increase of 5.2% compared to revenues of $544.1 million for the three months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 were $1,702.4 million, an increase of 3.8% compared to revenues of $1,639.3 million for the nine months ended September 30, 2009. This growth in revenues was driven by our clients’ response to strong consumer demand for value.

Cost of Products Sold

Costs of products sold were $421.5 million and $407.6 million for the three months ended September 30, 2010 and 2009, respectively. Gross profit as a percentage of revenues increased to 26.4% for the three months ended September 30, 2010 from 25.1% for the three months ended September 30, 2009. Costs of products sold were $1,248.7 million and $1,245.1 million for the nine months ended September 30, 2010 and 2009, respectively. Gross profit as a percentage of revenues increased to 26.7% for the nine months ended September 30, 2010 from 24.0% for the nine months ended September 30, 2009. The operating leverage within our business, particularly the Shared Mail and FSI segments, leads to improved margins as volumes increase.

Selling, General and Administrative Costs

Selling, general and administrative (SG&A) costs were $91.8 million and $90.6 million for the three months ended September 30, 2010 and 2009, respectively. SG&A costs were $275.4 million and $263.6 million for the nine months ended September 30, 2010 and 2009, respectively. These increases were due primarily to increases in stock-based compensation expense of $5.8 million and $16.8 million in the three and nine months ended September 30, 2010, respectively, compared to the corresponding prior year periods, which resulted from the accelerated recognition of previously unrecognized stock-based compensation expense related to the following:

•	The appreciation of our stock price, which triggered the accelerated vesting of certain executives’ stock options and the immediate recognition of related stock-based compensation expense; and

•

Our adoption of a new policy applicable to both outstanding and future stock option and restricted stock awards to employees and directors that provides for the continued vesting and exercisability in accordance with the terms as originally granted of any outstanding stock options or restricted stock awards held by a grantee, if the grantee has satisfied specified service and age requirements at the time the grantee’s employment or directorship with the Company terminates. As a result of this new policy, we recognized previously unrecognized compensation expense that we would have been required to expense in future periods related to grantees who have met or will meet the specified service and age requirements prior to the original vesting date. Similarly, the stock-based compensation expense related to future stock option and restricted stock awards will be recognized over the lesser of the vesting period and the requisite service period. For those grantees who satisfy the specified service and age requirements on the grant date, the related stock-based compensation expense will be recognized on the grant date, and, for those grantees who will satisfy the specified service and age requirements prior to the vesting date, the related stock-based compensation expense will be recognized on a straight-line basis over the period between the grant date and the date the grantee will satisfy the specified service and age requirements.

These increases were offset, in part, by reduced legal costs of $2.5 million and $6.9 million in the three and nine months ended September 30, 2010, respectively, compared to the corresponding prior year periods related to litigation settled in February 2010.

Gain from Litigation Settlement

On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) settling our outstanding lawsuits against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). Pursuant to the terms of the Settlement Agreement, News paid us $500.0 million. During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our executive officers identified as the “named executive officers” in our proxy statement filed with the SEC on March 30, 2010) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our condensed consolidated statement of income for the nine months ended September 30, 2010.

Other Expenses (Income)

Interest Expense, Net

Interest expense, net decreased to $14.0 million for the three months ended September 30, 2010 from $23.1 million for the three months ended September 30, 2009 and to $51.6 million for the nine months ended September 30, 2010 from $65.7 million for the nine months ended September 30, 2009. These decreases were due to lower debt balances as a result of our purchases of the 8 1/4% Senior Notes due 2015 (the “2015 Notes”) during the nine months ended September 30, 2010 pursuant to the terms of the Tender Offer (as defined below) and open market repurchases and our voluntary repurchases of term loans under our senior secured credit facility during the three and nine months ended September 30, 2009 pursuant to the First Amendment (as defined below).

Loss (Gain) on Extinguishment of Debt

During the nine months ended September 30, 2010, we purchased, at a premium to par of 7.0%, an aggregate principal amount of $269.9 million of the 2015 Notes validly tendered pursuant to the terms of the Tender Offer (as defined below). In addition, during the nine months ended September 30, 2010, we purchased in the open market, at a weighted-average premium to par of 5.6%, an aggregate principal amount of $27.9 million of the 2015 Notes. As a result of these transactions, we recognized a pre-tax loss on extinguishment of debt of $23.9 million during the nine months ended September 30, 2010, which represents the amount of the purchase price of the 2015 Notes in excess of the face amounts (par value) of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

During the three and nine months ended September 30, 2009, we repurchased, at a discount to par, aggregate principal amounts of $39.3 million and $93.7 million, respectively, of outstanding term loans under our senior secured credit facility pursuant to modified Dutch auctions for aggregate purchase prices of $38.7 million and $84.3 million, respectively, including fees. As a result of these repurchases, during the three and nine months ended September 30, 2009, we recognized pre-tax gains of $0.6 million and $9.4 million, respectively, which represent the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. The period during which such repurchases were permitted pursuant to the First Amendment (as defined below) expired on December 31, 2009.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2010 was $17.1 million and $227.3 million, respectively, which resulted in effective tax rates, including discrete items, of 38.8% and 38.7%, respectively. In comparison, income tax expense for the three and nine months ended September 30, 2009 was $7.6 million and $25.9 million, respectively, which resulted in effective tax rates, including discrete items, of 35.5% and 37.7%, respectively. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.

Net Earnings

Net earnings were $27.0 million and $13.8 million for the three months ended September 30, 2010 and 2009, respectively, or $0.52 and $0.28, respectively, per diluted share. This increase was due to increased volume and our improved cost structure as the result of our business optimization and cost containment efforts.

Net earnings were $360.6 million and $42.8 million for the nine months ended September 30, 2010 and 2009, respectively, or $6.93 and $0.87, respectively, per diluted share. Net earnings and diluted earnings per share were impacted by the gain on litigation settlement and extinguishment of debt described above as reflected in the following table:

	Nine Months Ended September 30,
	2010		2009
	U.S. Dollars in Millions	Per Diluted Common Share	U.S. Dollars in Millions	Per Diluted Common Share
Net Earnings	$360.6	$6.93	$42.8	$0.87

Excluding:
Gain from litigation settlement, net of tax	(301.4)	(5.79)	—	—
Loss (gain) on extinguishment of debt, net of tax	14.7	0.30	(5.7)	(0.11)

Net earnings excluding gain from litigation settlement and loss (gain) on extinguishment of debt	$73.9	$1.44	$37.1	$0.76

Net earnings, excluding the impact of the gain on litigation settlement and the extinguishment of debt, were $73.9 million and $37.1 million for the nine months ended September 30, 2010 and 2009, respectively, or $1.44 and $0.76, respectively, per diluted share. This increase was due to increased volume and our improved cost structure as the result of our business optimization and cost containment efforts.

Segment Results

Shared Mail

Shared Mail segment revenues for the three months ended September 30, 2010 were $326.1 million increasing $6.6 million, or 2.1%, from revenues for the three months ended September 30, 2009. The Shared Mail segment reported revenues of $965.3 million for the nine months ended September 30, 2010, an increase of 2.3% as compared to $944.0 million reported in the prior year period. The increases for both the three and nine month periods were attributable to volume gains in inserts and were offset, in part, by fewer packages as a result of our business optimization efforts and lower priced and lighter weight inserts. The volume gains in inserts were demonstrated in the Shared Mail pieces growth. Shared Mail pieces increased 9.7% to 9.1 billion pieces for the three months ended September 30, 2010 and increased 9.6% to 26.8 billion pieces for the nine months ended September 30, 2010 from the comparable prior year periods.

For the three and nine months ended September 30, 2010, Shared Mail packages decreased 4.0% and 6.5%, respectively, to 0.9 billion packages and 2.7 billion packages, respectively, from the comparable prior year periods. These decreases resulted from our business optimization efforts and from the reduction of underperforming packages in certain markets. The reduction in Shared Mail packages coupled with the increase in Shared Mail pieces drove the increase in average pieces per package. Average pieces per package increased 15.3% to 9.8 pieces for the three months ended September 30, 2010 and increased 18.1% to 9.6 pieces for the nine months ended September 30, 2010, from the comparable prior year periods.

Shared Mail’s gross profit as a percentage of revenues continued to increase over the comparable prior year quarter’s gross profit as a percentage of revenues for the sixth consecutive quarter. For the three months ended September 30, 2010, Shared Mail’s gross profit as a percentage of revenues was 28.2% increasing 1.8 percentage points from the comparable prior year period. The gross profit as a percentage of revenues also increased 3.3 percentage points for the nine months ended September 30, 2010 to 28.4% from the comparable prior year nine month period. Contributing to the improvements in gross profit as a percentage of revenues for both the three and nine month periods were our business optimization efforts, including the distribution savings from newspaper alliances and fewer packages. In addition, the increase in average pieces per package and resultant efficiencies in unused postage contributed to the gross profit improvements. Unused postage as a percentage of base postage improved 3.1 percentage points to 16.6% and 3.6 percentage points to 16.7% for the three and nine months ended September 30, 2010, respectively, from the comparable prior year periods.

Shared Mail segment profit was $39.3 million for the three months ended September 30, 2010, increasing $9.7 million, or 32.8%, from $29.6 million for the three months ended September 30, 2009. Shared Mail segment profit was $111.5 million for the nine months ended September 30, 2010, increasing $39.7 million, or 55.3%, from the comparable prior year period. Shared Mail’s segment profit as a percentage of revenues was 12.1% and 11.6% for the three and nine months ended September 30, 2010, respectively, increasing 2.8 and 4.0 percentage points, respectively, from the comparable prior year periods. The increases for these periods resulted from the increases in revenues, newspaper alliances and package optimization efforts.

Neighborhood Targeted

Neighborhood Targeted segment revenues were $114.0 million in the three months ended September 30, 2010, representing an increase of 23.9% from $92.0 million in the three months ended September 30, 2009. This increase was due primarily to increases in advertising spending by clients in the energy, telecommunications and specialty retail verticals, particularly in Run-of-Press (ROP) advertising. Segment profit was $7.2 million for the three months ended September 30, 2010, compared to $3.9 million for the three months ended September 30, 2009, due to the increased volume.

During the nine months ended September 30, 2010, Neighborhood Targeted segment revenues increased 8.7% to $330.1 million from $303.6 million during the nine months ended September 30, 2009, due primarily to increases in advertising spending by clients in the energy, telecommunications and specialty retail verticals, particularly in ROP advertising. Segment profit for the nine months ended September 30, 2010 was $19.6 million compared to $25.0 million in the prior year period, due primarily to a change in both client and product mix and an increase in SG&A allocation.

FSI

FSI segment revenues were $89.2 million for the three months ended September 30, 2010, compared to $92.6 million for the three months ended September 30, 2009. This decrease of 3.7% was due to two less FSI publications compared to the prior year quarter. Revenues for the nine months ended September 30, 2010 were $281.3 million, an increase of 1.1% from $278.3 million in the comparable prior year period. Industry units grew approximately 2.9% and 5.5% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. FSI cost of goods sold decreased for the three and nine months ended September 30, 2010 from the prior year periods on a cost-per-thousand (CPM) basis due primarily to lower paper costs and efficiencies gained in media and print costs resulting from increased average pages per book. As a result of increased volumes and reductions in cost of goods sold, FSI segment profit for the three and nine months ended September 30, 2010 increased to $4.9 million and $24.6 million, respectively, from $2.3 million and $7.1 million during the corresponding prior year periods.

International, Digital Media & Services

Revenues for this segment were $43.1 million for the three months ended September 30, 2010, an increase of 7.8% from $40.0 million for the three months ended September 30, 2009. Revenues for this segment were $125.7 million for the nine months ended September 30, 2010, an increase of 10.8% from $113.4 million for the nine months ended September 30, 2009. This growth was primarily driven by increased revenues in our In-Store and Digital businesses and continued strength in U.S. coupon clearing volumes. Segment profit for three and nine months ended September 30, 2010 decreased to $4.5 million and $13.1 million, respectively, from $6.9 million and $17.2 million for the three and nine months ended September 30, 2009, respectively. These decreases in segment profit primarily resulted from reduced volume in our European business and continued investment in our In-Store and Digital businesses.

Financial Condition, Liquidity and Sources of Capital

The following table presents our available sources of liquidity as of September 30, 2010:

Sources of Liquidity (in millions)	Facility Amount		Amount Outstanding	Available

Cash and cash equivalents				$208.5
Debt facilities:
Senior Secured Revolving Credit Facility	$40.1	(1)	—	40.1

Total Available				$248.6

(1)	On April 15, 2010, we amended our senior secured credit facility, which, among other things, reduced the aggregate revolving credit commitments thereunder from $100.0 million to $50.0 million. For additional information, refer to the section below entitled “Our Senior Secured Credit Facility.” The amount above is net of $9.9 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

Cash and cash equivalents totaled $208.5 million at September 30, 2010, compared to $129.8 million at December 31, 2009. This was the result of net cash provided by operating activities of $422.2 million, offset by net cash used in investing activities of $24.0 million and net cash used in financing activities of $319.7 million during the nine months ended September 30, 2010.

Net cash provided by operating activities was $422.2 million during the nine months ended September 30, 2010, compared to $137.4 million during the prior year period. Net cash provided by operating activities for the nine months ended September 30, 2010 was primarily attributable to the $500.0 million cash received (approximately $301.4 million, net of taxes and related payments) as a result of the litigation settlement with News America. In addition to the litigation settlement and other cash received related to net income, the following changes in assets and liabilities affected cash from operations for the nine months ended September 30, 2010:

•	a decrease in accounts payable of $44.6 million due to the timing of vendor payments;

•

a reduction of $47.1 million in accrued expenses, compensation and interest primarily due to decreased interest payable resulting from the reduction in our outstanding debt and decreases in interest rate swap contract liabilities; and

•	an increase in taxes payable of $24.7 million, primarily due to timing of taxes due on the gain from the litigation settlement.

Net cash used in investing activities was $24.0 million and $13.4 million for the nine months ended September 30, 2010 and 2009, respectively, primarily due to capital acquisitions of property, plant and equipment and intangible assets.

Net cash used in financing activities was $319.7 million and $140.2 million for the nine months ended September 30, 2010 and 2009, respectively. The following items impacted net cash used in financing activities for the nine months ended September 30, 2010:

•	principal payments on long-term debt of $303.1 million, which includes $297.8 million related to the repurchases of the 2015 Notes discussed above;

•	repurchases of 1,733,672 shares of our common stock at an aggregate cost of $58.2 million under the stock repurchase program reinstated in May 2010; and

•	$41.6 million of net proceeds received from stock option exercises.

Operating cash flows are our primary source of liquidity. We intend to use cash generated by operations to meet interest and principal repayment obligations related to our indebtedness and for general corporate purposes, and we believe we will generate sufficient funds from operations and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.

Current and Long-term Debt

As of September 30, 2010, we had outstanding $708.0 million in aggregate indebtedness, which consisted of $242.2 million of our unsecured 8 1/4% Senior Notes due 2015, $349.2 million and $116.5 million under the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033. As of September 30, 2010, we had total outstanding letters of credit of approximately $9.9 million.

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

•

a seven-year amortizing delayed draw term loan in an aggregate principal amount equal to $160.0 million, with quarterly principal repayment amounts equal to 0.25% of the remaining principal balance outstanding at the end of each quarter during the first six years of the delayed draw term loan, with the remaining balance thereafter to be repaid in full on the maturity date of the term loan B (the “delayed draw term loan”); and

•

an incremental facility pursuant to which, prior to the maturity of the senior secured credit facility, we may incur additional indebtedness under our senior secured credit facility in an additional amount up to $150.0 million under either the revolving line of credit or the term loan B or a combination thereof (the “incremental facility”). The obligations under the incremental facility will constitute secured obligations under our senior secured credit facility.

On January 22, 2009, we entered into the first amendment to our senior secured credit facility (the “First Amendment”). As a result of the First Amendment, we were permitted to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. In connection with the First Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The First Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the three and nine months ended September 30, 2009, we repurchased, at a discount to par, aggregate principal amounts of $39.3 million and $93.7 million, respectively, of outstanding term loans under our senior secured credit facility for aggregate purchase prices of $38.7 million and $84.3 million, respectively, including fees. The period during which such repurchases were permitted pursuant to the First Amendment expired on December 31, 2009.

On April 15, 2010, we entered into the second amendment to our senior secured credit facility (the “Second Amendment”). The Second Amendment, among other things:

•

permits us to use up to $325 million to repurchase our outstanding 2015 Notes through April 15, 2011 (for information regarding the repurchase of certain of our 2015 Notes, refer to the section below entitled “8 1/4% Senior Notes due 2015”);

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

All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2010, we had $349.2 million and $116.5 million outstanding under the term loan B and delayed draw term loan portions, respectively, and $40.1 million available under the revolving line of credit portion (after giving effect to the reductions in availability pursuant to the First and Second Amendments and outstanding letters of credit), of our senior secured credit facility.

Interest and Fees

Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable interest rate margin. For each of the three quarters in the nine months ended September 30, 2010, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. Pursuant to the Second Amendment, the interest rate margins applicable to the borrowings under our senior secured credit facility increased by 50 basis points.

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

Covenants

Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated EBITDA for the most recent four quarters), ranging from 4.25:1.00 to 3.50:1.00 (depending on the applicable period), and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), ranging from 1.60:1.00 to 2.00:1.00 (depending on the applicable period). For purposes of calculating the minimum consolidated interest coverage ratio, the First Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of September 30, 2010.

	Required Ratio	Actual Ratio
Maximum senior secured leverage ratio	No greater than 3.50:1.00	0.59:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	11.35:1.00

In addition, we are required to give notice to the administrative agent and the lenders under our senior secured credit facility of defaults under the facility documentation and other material events, make any new wholly-owned restricted domestic subsidiary (other than an immaterial subsidiary) a subsidiary guarantor and pledge substantially all after-acquired property as collateral to secure our and our subsidiary guarantors’ obligations in respect of the facility.

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

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million, net of discount) of the 2033 Secured Notes for an aggregate purchase price of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of September 30, 2010, an aggregate principal amount of $85,000 (or approximately $58,000, net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

8 1/4% Senior Notes due 2015

On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of the 2015 Notes. Interest on the 2015 Notes is payable every six months on March 1 and September 1, commencing September 1, 2007. The 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis. In August 2007, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2015 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $539,925,000 original notes were exchanged for exchange notes in the exchange offer. The remaining $75,000 principal amount of the original notes was not exchanged. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.

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

On May 12, 2010, we commenced a cash tender offer (the “Tender Offer”) to purchase up to $270 million aggregate principal amount of the 2015 Notes at a purchase price equal to 107% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. On June 11, 2010, we purchased $269.9 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the Tender Offer. In addition, during the nine months ended September 30, 2010, we purchased in the open market an additional $27.9 million aggregate principal amount of the 2015 Notes at weighted-average purchase prices of 105.6% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest.

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

As of September 30, 2010, we were in compliance with all of our indenture covenants.

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

Off-balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $16.4 million for the nine months ended September 30, 2010, and are anticipated to be an aggregate amount of approximately $25.0 million for the 2010 fiscal year. It is expected that these expenditures will be made using funds provided by operations.

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

Interest Rates

Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. To reduce our exposure to fluctuating interest rates, we entered into two interest rate swap agreements that expire December 31, 2010, which convert an aggregate of $447.2 million, or 96.0%, of our total variable rate debt under our senior secured credit facility to fixed rate debt. As of September 30, 2010, the fair value of these derivatives was a liability of $5.4 million and an aggregate principal amount of $18.5 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility was subject to interest rate variability.

On December 17, 2009, we entered into an interest swap agreement which will initially convert $300.0 million of our total variable rate debt under our senior secured credit facility to fixed rate debt. The effective date of this agreement is December 31, 2010, which corresponds to the expiration date of the existing interest rate swap agreements. As of September 30, 2010, the fair value of this derivative was a liability of $4.5 million.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and the Polish zloty under two to fifteen-month forward foreign exchange contracts to stabilize the cost of production. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2010, we had commitments to purchase $14.0 million in Mexican pesos and $0.7 million in Polish zlotys over the next fifteen months.

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

During the three months ended September 30, 2010, we combined our general ledgers of record into an existing, single general ledger module within our enterprise resource planning system. The use of a single general ledger system impacted our internal control over financial reporting by providing more timely financial and accounting information, reducing manual processes and providing a flexible architecture to easily interface with other systems to reduce data entry.

Other than the change described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects our repurchases of our common stock during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased under the Plan (2)
July 1, 2010 to July 31, 2010	—	$—	—	4,471,225
August 1, 2010 to August 31, 2010	114,072	$31.57	114,072	4,357,153
September 1, 2010 to September 30, 2010	—	$—	—	4,357,153

	114,072	$31.57	114,072

(1)	On August 25, 2005, our Board of Directors approved the repurchase of 5 million shares of our common stock. This share repurchase plan was suspended in February 2006. On May 6, 2010, our Board of Directors reinstated this share repurchase plan.
(2)	As a result of the share repurchases during the three months ended September 30, 2010, 4.4 million shares remain available to be repurchased under the August 25, 2005 share repurchase plan. We are limited by the covenants under our senior secured credit facility to an aggregate share repurchase amount of $58.4 million during 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

4.1	Second Supplemental Indenture, dated as of October 19, 2010, by and among Valassis, VC Holdings, LLC and Wells Fargo Bank, National Association, as trustee relating to the 8 1/4% Senior Notes due 2015

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2010

Valassis Communications, Inc.
(Registrant)

By:	/S/ ROBERT L. RECCHIA
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Second Supplemental Indenture, dated as of October 19, 2010, by and among Valassis, VC Holdings, LLC and Wells Fargo Bank, National Association, as trustee relating to the 8 1/4% Senior Notes due 2015

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia