Form 10-K
period 2010-12-31
VALASSIS COMMUNICATIONS INC
filed 2011-03-01
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐      No ☑
As of June 30, 2010, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was approximately $1.5 billion. As of February 22, 2011, there were 50,569,476 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
The applicable portions of Valassis’ Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on or about May 5, 2011 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

Valassis Communications, Inc.
Index to Annual Report on Form 10-K
Year Ended December 31, 2010

PART I
ITEM 1. BUSINESS
The Company
Valassis is one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum™ media portfolio delivers value on a weekly basis to over 100 million shoppers across a multi-media platform — in-home, in-store and in-motion. Through our digital offering, including redplum.com and save.com, consumers can find compelling national and local deals online.
Our products and services are positioned to help our clients reach their customers through mass-delivered or targeted programs. We provide our clients with blended media solutions, including shared mail, newspaper, in-store and digital delivery. We offer the only national shared mail distribution network in the industry. We utilize a proprietary patent pending targeting tool that provides our clients with multi-media recommendations and optimization. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want.
We currently operate our business in the following reportable segments:
•	Shared Mail — Products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution. Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered primarily through the United States Postal Service (“USPS”).

•	Neighborhood Targeted — Products that are targeted to specific newspaper zones or neighborhoods based on geographic and demographic characteristics.

•	Free-standing Inserts — Four-color booklets that contain promotions, primarily coupons, from multiple advertisers (cooperative), which we publish and distribute to approximately 60 million households through newspapers and shared mail, as well as customized FSIs (custom co-ops) featuring multiple brands of a single client.
In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes NCH Marketing Services, Inc. (“NCH”), Valassis Canada, Inc., Promotion Watch, direct mail, analytics, digital and in-store.
Shared Mail
We distribute, through our wholly-owned subsidiary, Valassis Direct Mail, Inc., shared mail advertising products to approximately 70 million U.S. households, primarily on a weekly basis, largely through the USPS. The Shared Mail segment also includes solo mail and other products and services.
We maintain one of the most comprehensive and up-to-date residential address lists in the United States and have a total reach of over 130 million U.S. households. Our client base for this segment consists principally of national and local grocers, restaurants, drug stores, discount, department and home furnishing stores, and other retailers.
Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the USPS. Individual clients can select targeting levels by choosing all ZIP code zones, specific ZIP code zones, or sub-zip code zones; these sub-zip code zones average approximately 3,500 households. Our advanced targeting capabilities enable clients, such as retail chains, to select areas serviced by their stores and, at the same time, distribute different versions of the targeted advertisements to reach their target consumers. Shared Mail clients share bulk pre-sort mailing rates for a single package, generating substantial savings relative to an individual mailing. In addition, the Shared Mail nationwide network of state-of-the-art distribution facilities provide clients with the ability to reach consumers within a two-day window, assuring timely delivery of coupons, dated offers and sale-break announcements. In 2010, we distributed approximately 3.6 billion shared mail packages, including 36.1 billion shared mail pieces.

Our core Shared Mail program is published under our consumer brand name RedPlum. The RedPlum Shared Mail Package is a four-page, color booklet wrapped around individual print advertisements of various clients. This program reaches approximately 70 million U.S. households on a weekly basis. Shared Mail can reach an additional 34 million households that extend coverage to markets not already served by Shared Mail’s core distribution network. Shared Mail handles clients’ orders directly and manages distribution of their advertising through its Allied National Network Extension, or A.N.N.E. — a partnership of independent shared mail companies. Conversely, A.N.N.E enables participating members to offer their clients extended marketplace reach with the shared mail household coverage.
Solo mail and other products and services included in this segment consist of list procurement, addressing, processing and the distribution of brochures and circulars for individual clients through the USPS. We also provide ancillary services to complement our mail programs, such as list rental, and provide direct mail advertising solutions for local neighborhood businesses utilizing an envelope format.
Distribution costs, which include postage, transportation and other alternative delivery costs, are the largest cost component of the Shared Mail segment. For the year ended December 31, 2010, distribution costs represented approximately 54% of total Shared Mail costs.
Shared Mail revenues for the year ended December 31, 2010 were $1,307.2 million, or 56.0% of our total revenue. The top 10 clients accounted for approximately 22.7% of Shared Mail’s revenues for the year ended December 31, 2010, and no one client accounted for over 10% of the segment revenues during the same period.
Neighborhood Targeted
We believe that our clients use us to place Neighborhood Targeted advertising because of our ability to negotiate favorable media rates, our experience in selecting the best newspapers to meet our clients’ needs, our well-developed production and national network placement capabilities and our ability to integrate Run of Press (“ROP”) programs with our other products and services. Media is the major cost component of the Neighborhood Targeted segment.
Newspaper Inserts — We provide our clients with print and media placement of traditional free-standing solo insert formats, as well as specialty print promotion products in various customized formats. Because these promotions feature only one client, the client has the ability to create a completely individualized promotion. This allows clients the flexibility to run promotions any day of the week in newspapers and through shared mail throughout the United States and to efficiently target these promotions. We specialize in producing full-service promotions for a wide range of clients allowing orders to be placed on a national, regional or local basis.
Polybag Advertising and Sampling — We offer newspaper-delivered or direct-to-door sampling products that give manufacturers the ability to cover over 60 million households. Samples can either be machine-inserted into newspapers (Newspac®), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch®). In addition, Brand Bag™ and Brand Bag+™ offer clients the opportunity to deliver an impactful advertising message on a newspaper polybag without including a sample. The bags feature the client’s advertising with the option of a weather-resistant tear-off coupon.
ROP — We offer our clients the ability to run their promotional advertising directly on the pages of newspapers by brokering advertising space. We offer the flexibility to run promotional advertising in any number of the available newspapers in our network of over 15,000 publications. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our clients.
Neighborhood Targeted products generated revenues of $479.9 million for the year ended December 31, 2010, or 20.6% of our total revenues. The top 10 clients accounted for approximately 44.6% of Neighborhood Targeted revenues for the year ended December 31, 2010, and one client accounted for 11.2% of Neighborhood Targeted revenues for the same period.
Free-standing Inserts (“FSI”)
Cooperative FSIs are four-color booklets containing promotions, primarily coupons, from multiple clients, printed by us at our own facilities and distributed through newspapers and shared mail. In 2010, we delivered our traditional cooperative FSIs, via newspapers and shared mail, to approximately 60.2 million households on 42 publishing dates. We also produce customized FSIs (custom co-ops) featuring multiple brands of a single client.

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
The cost components of the FSI segment are media distribution, paper and manufacturing/transportation costs, which represented approximately 40%, 32% and 28% of total FSI segment costs, respectively, for the year ended December 31, 2010.
Total FSI segment revenues for the year ended December 31, 2010 were $367.6 million, or 15.8% of our total revenues. The top 10 FSI clients accounted for approximately 50.8% of FSI segment revenues for the year ended December 31, 2010, and one client accounted for approximately 22.0% of FSI segment revenues for the same period.
International, Digital Media & Services
NCH — NCH is a provider of coupon clearing, promotion information management products and marketing services for retailers and consumer-packaged goods manufacturers in the United States and Europe and has production facilities in Mexico and Poland. Services include retailer coupon clearing, manufacturer redemption and promotion analysis. During 2010, approximately 28.0% of NCH revenues were from Europe. In 2010, consumers redeemed 3.3 billion coupons, accounting for a 3.1% increase over the prior year.
Valassis Canada, Inc. — Valassis Canada provides promotional products and services in Canada, including FSIs, which reach approximately 6.9 million Canadian households.
Promotion Watch, Inc. — Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps clients with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.
Direct Mail/Analytics — We produce direct-mail programs based on multiple data sources, including frequent shopper card data. We also provide proprietary software solutions for clients to manage and analyze frequent shopper data.
Digital — Our suite of digital products is positioned to extend a promotion’s reach online and activate print media digitally. Redplum.com, save.com and our RedPlum Network of affiliate sites allow clients to reach consumers as they increasingly seek value online.
In-store — Reaching a network of over 2,000 grocery stores, the Valassis RedPlum In-store portfolio consists of brand equity, price and coupon-driven solutions designed to increase brand awareness and influence purchases at shelf.
International, Digital Media & Services generated revenues of $178.8 million for the year ended December 31, 2010, or 7.7% of our total revenues. The top 10 clients accounted for approximately 36.3% of International, Digital Media & Services revenues for the year ended December 31, 2010, and no one client accounted for over 10% of the Segment revenues during the same period.

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
Free-standing Inserts
Our RedPlum cooperative FSI competes principally with the FSI distributed by News America Marketing FSI, or News America, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability and customer service and relationships. Although FSI industry units increased by 4.6% in 2010 and our costs have declined, profits have been impacted by substantial pricing pressure over the last several years. We believe our unique ability to blend our national shared mail network with newspaper-delivered distribution will differentiate us in the FSI industry as newspaper circulation continues to decline.
International, Digital Media & Services
In our International, Digital Media & Services segment, NCH competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing services in the United States. To the extent that our competitors in this business decide to compete more aggressively on price, it could reduce our market share and have a material adverse effect on our business, financial condition and results of operations.
In Direct Mail/Analytics, we compete against full-service direct mail providers, commercial letter shops and direct/loyalty marketing agencies. To the extent that our competitors in this business decide to compete more aggressively on price, it could reduce our market share and have a material adverse effect on our business, financial condition and results of operations.
Clients
No single client accounted for more than 10% of our consolidated revenues during the years ended December 31, 2010, 2009 or 2008.

Employees
As of December 31, 2010, we had approximately 6,735 full-time employees worldwide. Approximately 4,500 are employed in the United States. One domestic and some foreign locations have employees represented by labor unions; we consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.
Raw Materials
Paper is the primary raw material essential to our business. A variety of factors, including demand, capacity, pulp supply and general economic conditions, can affect paper prices. To protect against significant price fluctuations and to maximize purchasing efficiencies, including volume discounts, from time to time we enter into long-term contracts which protect us from significant near-term increases in the price of paper. During 2010, we purchased approximately 71% of our paper from a single supplier pursuant to a contract which expires at the end of 2011. See “Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, results of operations and financial condition” in ITEM 1A. RISK FACTORS.
Segment Reporting
For segment financial information for the years 2010, 2009 and 2008, see ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 14, Segment Reporting, to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report on Form 10-K.
Availability of Filings
We make all of our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available, free of charge, on our Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission, or the SEC.

ITEM 1A. RISK FACTORS
Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included or incorporated by reference in this Annual Report on Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to “forward-looking statements” as set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations. The following risk factors should be read in conjunction with MD&A and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.
Our substantial indebtedness could adversely affect our financial health and make it more difficult for us to service our debt or obtain additional financing, if necessary.
Our substantial level of indebtedness could have a material adverse effect on our business and make it more difficult for us to satisfy our obligations under our outstanding indebtedness. As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:
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
In addition, the indentures governing our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, and our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes, and our senior secured credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay such debt, if accelerated, or that we would be able to repay, refinance or restructure the payments on such debt. See “—The restrictive covenants in our senior secured credit facility and the indentures governing the 2021 Notes and the 2033 Secured Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.”
Despite our current indebtedness levels and the restrictive covenants set forth in the agreements governing our indebtedness, we and our subsidiaries may be able to incur substantially more indebtedness. This could increase the risks associated with our substantial indebtedness.
The terms of our senior secured credit facility and the indentures governing our 2021 Notes and the 2033 Secured Notes permit us and our subsidiaries (including non-guarantor subsidiaries) to incur certain additional indebtedness, including additional secured indebtedness, and other liabilities that do not constitute indebtedness. If we or our subsidiaries are in compliance with the financial covenants set forth in these agreements, if any, we and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness.

In addition, the indentures governing our 2021 Notes and 2033 Notes allow us to issue additional notes and other indebtedness in certain circumstances which may also be guaranteed by the guarantors and future domestic subsidiaries. In addition, under certain circumstances we will have the right to increase the size of our senior secured credit facility and incur additional secured indebtedness thereunder. As of December 31, 2010, we had $39.0 million available under the revolving line of credit portion of our senior secured credit facility after giving effect to outstanding letters of credit. If new indebtedness is added to our or our subsidiaries’ current indebtedness levels, the related risks that we and they now face could intensify.
We may not be able to generate a sufficient amount of cash flow to meet our debt obligations.
Our ability to make scheduled payments or to refinance our obligations with respect to our indebtedness depends on our future financial and operating performance, which, in turn, will be subject to prevailing economic conditions and certain financial, business, competitive and other factors beyond our control. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of our debt could declare all outstanding principal and interest on our debt to be due and payable and we could be forced into bankruptcy or liquidation. If our cash flow and capital resources are insufficient to fund our debt obligations, we would face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt or revise or delay our strategic plans. In addition, we cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. If we are required to take any of the actions referred to above, it could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we would be able to take any of these actions on terms acceptable to us, or at all, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
The restrictive covenants in our senior secured credit facility and the indentures governing the 2021 Notes and the 2033 Secured Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.
Our senior secured credit facility and the indentures governing the 2021 Notes and the 2033 Secured Notes contain affirmative and negative covenants that limit our and our subsidiaries’ ability to take certain actions. Our senior secured credit facility requires us to maintain specified financial ratios and satisfy other financial conditions. Our senior secured credit facility and the indentures governing the 2021 Notes and the 2033 Secured Notes also restrict, among other things, our and our subsidiaries’ ability to:
•	incur additional debt;

•	pay dividends and make other restricted payments;

•	make certain investments, loans and advances;

•	create or permit certain liens;

•	issue or sell capital interests of restricted subsidiaries;

•	use the proceeds from sales of assets and subsidiary interests;

•	enter into certain types of transactions with affiliates;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into sale and leaseback transactions; and

•	sell all or substantially all of our assets or consolidate or merge with or into other companies.
These restrictions may limit our ability to operate our business and may prohibit or limit our ability to execute our business strategy, compete, enhance our operations, take advantage of potential business opportunities as they arise or meet our capital needs. Furthermore, future debt instruments or other contracts could contain financial or other covenants more restrictive than those applicable to our senior secured credit facility, the 2033 Secured Notes or the 2021 Notes.

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
As of December 31, 2010, $463.9 million of our $706.2 million aggregate indebtedness was subject to variable interest rates. In December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010, which effectively fixes the interest rate for an initial amount of $300.0 million of this variable rate debt under our senior secured credit facility at an interest rate of 4.255% and expires on June 30, 2012. The initial notional amount of $300.0 million under the interest rate swap agreement amortizes by $40.0 million at the end of each quarter subsequent to the effective date to $100.0 million for the quarter ended June 30, 2012. Our remaining variable rate indebtedness, which was an aggregate principal amount of $163.9 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility as of December 31, 2010 and will increase as a result of the amortization and expiration of the interest rate swap agreement described above, is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in 3-month LIBOR, the interest rate currently applicable to this variable rate debt, and we do not alter the terms of our current interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $11.6 million between January 1, 2011 and March 2, 2014, the maturity date of the term loans under the senior secured credit facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the revolving loan portion of our senior secured credit facility, our interest rate risk may increase.
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
FSI prices have declined substantially over the last several years and are expected to continue to decline in 2011. We cannot predict when, or if, FSI prices will stabilize or increase. This has resulted generally in decreasing revenues and profitability for our FSI segment. When FSI contracts come up for renewal, we may not be able to renew them on favorable terms or at all. In addition, our primary competitor, News America, and its parent corporation, have substantially greater financial resources than we do and may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. This competitor could take a greater market share and cause us to lose business from our clients.
In addition, it is possible that alternative media or changes in promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation, could make our products less attractive to our clients and could cause a loss of demand for our products and services.
Our Shared Mail segment is our largest revenue producer and most profitable segment. Our Shared Mail segment’s media business faces intense competition based primarily on the ability to target selected potential consumers on a cost-effective basis and provide a satisfactory return on advertising investment. Shared Mail products also compete for advertising dollars against other forms of print and electronic media and other advertising in general. Competition for market share advertising also comes from magazines, radio, broadcast and cable television, shoppers, the Internet, other communications media and other printers that operate in Shared Mail markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Shared Mail clients and prospective clients are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. The failure to develop new products and services could result in the loss of clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect growth.

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
We are dependent upon the availability of paper to print our clients’ advertising circulars. Paper costs have historically experienced significant fluctuations. During 2010, we purchased approximately 71% of our paper from a single supplier pursuant to a contract that expires at the end of 2011 and the remainder of our paper purchases was subject to variable market prices. We may attempt to enter into new long-term contracts in the future; however, we may be unable to do so upon similar terms and conditions, including price increase limitations and volume discounts. Changes in the supply of, or demand for, paper could affect the cost of paper or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices and we have a limited ability to pass increased costs along to our clients. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, financial condition and results of operations.

The possibility of consolidation in our client base, the loss of clients to alternative advertising methods or decreases in the frequency or amount of clients’ mailings could impact our revenue growth and profitability.
In recent years there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in our revenues. In addition, we may lose clients due to the acquisition of such clients by companies that are not interested in using our products and services or that eliminate retail locations of our existing clients. Also, a client may decide to decrease its mailing frequency or modify the amount, pages and weight, and kind of advertising pieces it purchases from us, especially in light of the prolonged economic downturn. Our clients may be impacted by the items detailed above and by other general economic and business conditions that could affect their demand for our products and services and, in turn, choose other alternative advertising methods. Specifically, significant revenue changes in our Shared Mail segment may have a corresponding impact to profit due to the fixed cost nature of postage expense. Postage costs associated with advertising packages are fixed in nature for packages that weigh 3.3 ounces or less, whether or not the package is partially or completely filled. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our clients may be susceptible to changes in general economic conditions.
Our revenues are affected by our clients’ marketing spending and advertising budgets. Our revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where we offer services or distribute content. A continued recession or slower than anticipated improvement in economic conditions in these geographic locations may reduce demand for our products and services or depress pricing or prevent us from increasing pricing of those products and services and have a material adverse effect on our business, financial condition and results of operations. Changes in global economic conditions could also shift demand to products and services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.
We depend on vendors to timely supply us with quality materials at the right prices.
Global economic and political conditions may affect our vendors. A prolonged economic downturn could limit their ability to timely provide us with acceptable materials at affordable prices. To the extent that the financial condition of our vendors changes or deteriorates, including possible bankruptcies, mergers or liquidations or their sales otherwise decline, we may need to find alternative vendors. Our inability to acquire suitable materials on acceptable terms or in a timely manner or the loss of key vendors could have a material adverse effect on our business, financial condition and results of operations.
If a client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected.
If a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. Bankruptcy filings by or relating to one of our clients could bar us from collecting pre-bankruptcy debts from that client. A client bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy and there is no guarantee our allowance for doubtful accounts would adequately cover such unrecovered amounts, which could adversely impact our financial condition and results of operations.
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
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $10.1 million, reflecting our best estimate of our potential sales tax liability. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, the actual liabilities may exceed such estimates. If so, it could have a material adverse effect on our business, financial condition and results of operations.
The uncertainty of current economic and political conditions make budgeting and forecasting difficult and may reduce sales promotion spending.
The future direction of the overall domestic and global economies could have a significant impact on our business. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact on demand for our products. In addition, the economic downturn of the past three years has decreased the advertising budgets of our client base, which could have a material impact on our business, results of operations and financial condition. Because all components of our budgeting and forecasting, as well as that of our clients, are dependent upon estimates of growth in the markets served and demand for our products and services, the global economic downturn of the past three years and related financial market uncertainties may render estimates of future income and expenditures even more difficult to make than usual. Future events that may not have been anticipated could have a material adverse effect on our business, financial condition and results of operations.
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

Location	Type	Primary Segment

Delicias, Mexico	Production/Office	International, Digital Media & Services
Durham, NC USA*	Printing	FSI/Shared Mail
Juarez, Mexico	Operations	International, Digital Media & Services
Livonia, MI USA*	Printing/Warehouse	Neighborhood Targeted
Livonia, MI USA*	Operations	FSI/Neighborhood Targeted
Nuevo Laredo, Mexico	Operations	International, Digital Media & Services
Wichita, KS USA*	Printing	FSI/Shared Mail

*	In connection with entering into the credit agreement governing our senior secured credit facility, we granted a security interest in these domestic locations.
We have renewal rights for most of the leases and anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities are in good condition and have sufficient capacity to handle present volumes although, during periods of unusual demand, we may require services of contract printers.
ITEM 3. LEGAL PROCEEDINGS
News
On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) settling our outstanding lawsuits against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively “News”). The operative complaint alleged violations of the Sherman Act and various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Pursuant to the terms of the Settlement Agreement, News paid us $500.0 million and entered into a 10-year shared mail distribution agreement with our subsidiary, Valassis Direct Mail, Inc., which provides for our sale of certain shared mail services to News on specified terms.
In connection with the settlement, the parties are working with the United States District Court for the Eastern District of Michigan (the “Court”), under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The precise timing and form of the relief rests with the Court.
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
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The New York Stock Exchange (ticker symbol: VCI). There were approximately 275 record holders of Valassis’ common stock at December 31, 2010.
High and low stock prices per share during the years ended December 31, 2010 and 2009 were:

	2010		2009
Quarter Ended	High	Low	High	Low
March 31,	$29.45	$18.23	$2.04	$1.10
June 30,	$38.43	$27.19	$7.10	$1.53
September 30,	$35.82	$27.74	$18.46	$5.81
December 31,	$37.44	$30.02	$21.01	$14.32
Currently, we have no plans to pay cash dividends. In addition, should we change our dividend policy, the payment of future dividends would be dependent on covenants contained in the documents governing our indebtedness, future earnings, capital requirements and other alternate uses of cash. Currently, the documents governing our indebtedness restrict the payment of cash dividends.
During the year ended December 31, 2010, we repurchased 1,733,672 shares of our common stock at an aggregate cost of $58.2 million under share repurchase programs, which were suspended in February 2006 and reinstated on May 6, 2010. During the year ended December 31, 2010, share repurchases were limited by our senior secured credit facility to an aggregate amount of $58.4 million. We did not repurchase any shares during the years ended December 31, 2009 and 2008. As of December 31, 2010, we had authorization to repurchase an additional 4.4 million shares of our common stock under the share repurchase program approved by our Board of Directors on August 25, 2005.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010		2009		2008		2007(a)	2006
(in millions of U.S. dollars, except per share data and ratios)
Revenues	$2,333.5		$2,244.2		$2,381.9		$2,242.2	$1,043.5
Net earnings (loss)	385.4	(b)	66.8	(c)	(209.7	) (d)	52.2	45.5	(e)
Total assets	1,845.7		1,744.0		1,853.2		2,190.5	801.4
Long-term debt, less current portion	699.2		1,004.9		1,111.7		1,279.6	259.9
Net earnings (loss) per share, basic	7.84		1.39		(4.37)		1.09	0.95
Net earnings (loss) per share, diluted	7.42		1.36		(4.37)		1.09	0.95
Ratio of earnings to fixed charges (f)	9.54x		2.15x		(g	)	1.78x	4.28x

(a)	Results reflect the acquisition of ADVO, Inc. (“ADVO”) on March 2, 2007.

(b)	Includes a $301.4 million gain on litigation settlement, net of tax and related payments, associated with the News America litigation settlement proceeds and $14.7 million loss on extinguishment of debt, net of tax, related to our tender offer and open market repurchases of $297.8 million aggregate principal amount of our 8 1/4% Senior Notes due 2015. For further information, see Note 8, Gain from Litigation Settlement, to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report on Form 10-K.

(c)	Includes a $6.2 million gain on extinguishment of debt, net of tax, related to our repurchases of an aggregate principal amount of $133.5 million of outstanding term loans under our senior secured credit facility. For further information, see Note 3, Long-Term Debt, to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report on Form 10-K.

(d)	Includes a $223.4 million non-cash impairment charge, net of tax, related to the carrying value of the goodwill and intangible assets associated with the Shared Mail and International, Digital Media & Services segments. For further information regarding the impairment charge, see Note 2, Goodwill and Other Intangible Assets, to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report on Form 10-K.

(e)	Includes a $24.6 million charge, net of tax, incurred in relation to the ADVO acquisition, $8.8 million of which was related to termination of a swap contract and the premium on a swaption contract both entered into in contemplation of acquisition financing, and $15.8 million of which was related to legal and professional costs incurred in connection with the related litigation, as well as a $1.4 million charge, net of tax, related to the close-down of both the French agency business and the eSettlement business unit of NCH.

(f)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.

(g)	Earnings for the year ended December 31, 2008 were inadequate to cover fixed charges by $215.8 million.
This information should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See also ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as statements made elsewhere in this Annual Report on Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. For a discussion of certain of these risks, uncertainties and other factors, see ITEM 1A. RISK FACTORS. There can be no assurances that our expectations will necessarily come to pass. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
General
We reported revenues of $2.3 billion for the year ended December 31, 2010. Historically, the Free-standing Inserts (“FSI”) segment was the largest contributor to our revenue base; however, as a result of the acquisition of ADVO, Inc. (“ADVO”) in the first quarter of 2007 and our strategy to further diversify our products and services, it currently ranks third behind the Shared Mail and Neighborhood Targeted segments. We continue to blend shared mail distribution with newspaper delivery to further enhance our diversified distribution methods and offer clients delivery of our RedPlum branded product portfolio across an expanded multi-media platform.
Our efforts have been focused on the expansion of our U.S.-based business in the shared mail arena; opportunities to cross-sell our portfolio of products and services to both current and prospective clients; blending of our distribution methods; the shift of FSI delivery through shared mail in particular markets; and advancing targeting capabilities. To further differentiate ourselves in the marketplace, we utilize a proprietary targeting process that targets relevant geographies, identifies consumer media usage and blends the right media to offer our clients the best multi-media channel recommendations.

Results of Operations
Our results of operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010		2009		2008
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues

Revenues:
Shared Mail	$1,307.2	56.0%	$1,279.1	57.0%	$1,370.8	57.6%
Neighborhood Targeted	479.9	20.6	444.7	19.8	469.2	19.7
FSI	367.6	15.7	361.4	16.1	370.2	15.5
International, Digital Media & Services	178.8	7.7	159.0	7.1	171.7	7.2

Total revenues	2,333.5	100.0	2,244.2	100.0	2,381.9	100.0

Cost of sales	1,724.6	73.9	1,693.7	75.5	1,855.9	77.9

Gross profit	608.9	26.1	550.5	24.5	526.0	22.1
Selling, general and administrative	371.3	15.9	354.9	15.8	385.8	16.2
Amortization expense	12.6	0.5	12.6	0.6	9.2	0.4
Impairment charge	—	—	—	—	245.7	10.3
Gain from litigation settlement, net	490.1	21.0	—	—	—	—

Earnings (loss) from operations	715.1	30.6	183.0	8.1	(114.7)	(4.8)

Other expenses and income:
Interest expense, net	64.2	2.8	86.5	3.9	96.0	4.0
Loss (gain) on extinguishment of debt	23.9	1.0	(10.0)	(0.4)	—	—
Other (income) expense, net	(5.7)	(0.2)	(4.4)	(0.2)	5.1	0.2

Total other expenses, net	82.4	3.5	72.1	3.2	101.1	4.2

Earnings (loss) before income taxes	632.7	27.1	110.9	4.9	(215.8)	(9.0)
Income tax expense (benefit)	247.3	10.6	44.1	1.9	(6.1)	(0.3)

Net earnings (loss)	$385.4	16.5%	$66.8	3.0%	$(209.7)	(8.8%)

Net earnings (loss) per common share, diluted	$7.42		$1.36		$(4.37)

Revenues
We reported revenues of $2.3 billion for the year ended December 31, 2010, compared to revenues of $2.2 billion for the year ended December 31, 2009, an increase of 4.0%. This increase in revenues reflects the successful execution of our recession-based strategy to grow volume across our product portfolio, which was partially offset by a decline in prices.
We reported revenues of $2.2 billion for the year ended December 31, 2009, compared to revenues of $2.4 billion for the year ended December 31, 2008, a decrease of 5.8%. This decrease was primarily the result of negative general economic conditions and reduced advertising spending, as well as a reduction of $23.7 million in revenues (1.0% of revenues for the year ended December 31, 2008) related to businesses divested at the end of 2008.
Cost of Sales
Cost of sales was $1.7 billion for the year ended December 31, 2010 compared to $1.7 billion for the year ended December 31, 2009 and $1.9 billion for the year ended December 31, 2008. Gross profit as a percentage of revenues for the year ended December 31, 2010 was 26.1%, compared to 24.5% for the year ended December 31, 2009 and 22.1% for the year ended December 31, 2008. The increase in gross profit percentage in 2010 compared to 2009 and 2008 was primarily the result of improvements made in the cost structure of our business.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses increased for the year ended December 31, 2010 to $371.3 million from $354.9 million for the year ended December 31, 2009. This increase was due primarily to an increase in stock-based compensation expense of $25.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, which resulted from the following:
•	The accelerated recognition of previously unrecognized stock-based compensation expense related to the appreciation of our stock price, which triggered the accelerated vesting of certain executives’ stock options and the immediate recognition of related stock-based compensation expense;

•	Our modification of outstanding stock option and restricted stock awards to employees and directors to provide for the continued vesting and exercisability in accordance with the terms as originally granted of any outstanding stock options or restricted stock awards held by a grantee, if the grantee has satisfied specified service and age requirements at the time the grantee’s employment or directorship with the Company terminates. As a result of this modification, we recognized previously unrecognized compensation expense that we would have been required to expense in future periods related to grantees who have met or will meet the specified service and age requirements prior to the original vesting date. The fair value of outstanding awards did not change based on the modified terms. With respect to future stock option and restricted stock awards, stock-based compensation expense will be recognized over the lesser of the vesting period and the requisite service period. For those grantees who satisfy the specified service and age requirements on the grant date, the related stock-based compensation expense will be recognized on the grant date, and, for those grantees who will satisfy the specified service and age requirements prior to the vesting date, the related stock-based compensation expense will be recognized on a straight-line basis over the period between the grant date and the date the grantee will satisfy the specified service and age requirements; and

•	In recent years, annual stock awards were granted to executives on January 1st. However, the 2011 stock awards were granted as of the close of the trading day on December 14, 2010, the date of approval of the awards by the Compensation/Stock Option Committee of our Board of Directors. It is currently our intention to continue this practice of granting annual awards in December of the preceding year.
These increases were offset, in part, by reduced legal costs of $8.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 related to the News America litigation settled in February 2010.
SG&A expenses decreased for the year ended December 31, 2009 to $354.9 million from $385.8 million for the year ended December 31, 2008, as the result of cost containment efforts and reduction in headcount at the end of 2008.
Impairment Charge
As a result of the decline in the trading value of our common stock during the three months ended December 31, 2008 and negative industry and economic trends that directly affected our business at that time, we performed impairment tests as of December 31, 2008 of our goodwill and intangible assets. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, we recorded a $245.7 million pre-tax, non-cash impairment charge related to goodwill and other intangible assets in the last quarter of 2008. This impairment charge represented an adjustment of $226.9 million to the carrying value of the goodwill and intangible assets associated with our purchase of ADVO in 2007 and a write-off of $18.8 million of goodwill associated with our purchase and subsequent sale of Prevision, our one-to-one loyalty marketing business purchased in 2000. The impairment charge is included within costs and expenses on the consolidated statement of income for the year ended December 31, 2008. No such charge occurred in the years ended December 31, 2010 or 2009. See “— Critical Accounting Policies and Estimates — Goodwill, Intangible Assets and Other Long-Lived Assets” for additional information.

Gain from Litigation Settlement
On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) settling our outstanding lawsuits against News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively, “News”). The operative complaint alleged violations of the Sherman Act and various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Pursuant to the terms of the Settlement Agreement, News paid us $500.0 million and entered into a 10-year shared mail distribution agreement with our subsidiary, Valassis Direct Mail, Inc., which provides for our sale of certain shared mail services to News on specified terms.
During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our executive officers identified as the “named executive officers” in our proxy statement filed with the SEC on March 30, 2010) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our consolidated statement of income for the year ended December 31, 2010.
Loss (Gain) on Extinguishment of Debt
On May 12, 2010, we commenced a cash tender offer to purchase up to $270.0 million aggregate principal amount of our 8 1/4% Senior Notes due 2015 (the “2015 Notes”) at a purchase price equal to 107% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. On June 11, 2010, we purchased $269.9 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the tender offer. In addition, during the year ended December 31, 2010, we purchased in the open market an additional $27.9 million aggregate principal amount of the 2015 Notes at a weighted-average purchase price of 105.6% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the year ended December 31, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.
During the year ended December 31, 2009, pursuant to the terms of the First Amendment (as defined below), we repurchased, at a discount to par, an aggregate principal amount of $133.5 million of outstanding term loans under our senior secured credit facility for an aggregate purchase price of $123.5 million, including fees. As a result of these repurchases, during the year ended December 31, 2009, we recognized a pre-tax gain on extinguishment of debt of $10.0 million, which represents the difference between the aggregate purchase price and the aggregate principal amount of the term loans repurchased. The period during which such repurchases were permitted pursuant to the First Amendment expired on December 31, 2009.
Interest Expense, Net
Interest expense was $64.2 million for the year ended December 31, 2010, compared to $86.5 million for the year ended December 31, 2009 and $96.0 million for the year ended December 31, 2008. The decrease in interest expense in 2010 as compared to 2009 and 2008 was due to lower debt balances as a result of our purchases of the 2015 Notes during the year ended December 31, 2010 pursuant to the terms of the tender offer described above and open market repurchases and our voluntary repurchases of term loans under our senior secured credit facility during the year ended December 31, 2009 pursuant to the First Amendment.
Income Tax Expense (Benefit)
Income tax expense represented 39.1% and 39.8% of earnings before income taxes for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, we recorded a tax benefit of 2.9% of our pre-tax loss, as a result of the effect of the $245.7 million impairment charge taken in the fourth quarter of 2008, which was not deductible for tax purposes.

Net Earnings (Loss)
Net earnings were $385.4 million and $66.8 million for the years ended December 31, 2010 and 2009, respectively, and a net loss of $209.7 million for the year ended December 31, 2008. Diluted earnings per common share were $7.42 and $1.36 for the years ended December 31, 2010 and 2009, respectively, and was a diluted loss per common share of $4.37 for the year ended December 31, 2008.
Non-GAAP Financial Measures
Net earnings (loss) and earnings (loss) per diluted common share for the years ended December 31, 2010, 2009 and 2008 were impacted by certain items, including an impairment charge, gain from litigation settlement and extinguishment of debt. Adjusted net earnings, excluding these items, were $98.7 million, $60.6 million and $13.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, or $1.90, $1.23 and $0.29, respectively, per diluted common share. These year-over-year increases were due to volume growth and our improved cost structure as the result of our business optimization and cost containment efforts. The following table reconciles net earnings (loss) and earnings (loss) per diluted common share for the years ended December 31, 2010, 2009 and 2008 to adjusted net earnings and adjusted net earnings per diluted common share, which exclude the items described above:

			Year Ended
			December 31,
	2010		2009		2008
	U.S. Dollars in Millions	Per Diluted Common Share	U.S. Dollars in Millions	Per Diluted Common Share	U.S. Dollars in Millions	Per Diluted Common Share
Net earnings (loss)	$385.4	$7.42	$66.8	$1.36	$(209.7)	$(4.37)

Excluding:
Impairment charge, net of tax	—	—	—	—	223.4	4.66
Gain from litigation settlement, net of tax	(301.4)	(5.80)	—	—	—	—
Loss (gain) on extinguishment of debt, net of tax	14.7	0.28	(6.2)	(0.13)	—	—

Adjusted net earnings	$98.7	$1.90	$60.6	$1.23	$13.7	$0.29

We define adjusted net earnings and adjusted net earnings per diluted common share as net earnings (loss) excluding the items indicated in the table above. We present adjusted net earnings and adjusted net earnings per diluted common share because we believe that these measures are useful to investors as they provide measures of our profitability on a more comparable basis to historical periods because they exclude items we do not believe are indicative of our core operating performance. In addition, we exclude these items when we internally evaluate our company’s performance.
Adjusted net earnings and adjusted net earnings per diluted common share are not calculated or presented in accordance with U.S. GAAP and have limitations as analytical tools and should not be considered in isolation from, or as alternatives to, operating income, net income, cash flow, EPS or other income or cash flow data prepared in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures only supplementally. Further, other companies, including companies in our industry, may calculate adjusted net earnings and adjusted net earnings per diluted common share differently and as the number of differences in the way two different companies calculate these measures increases, the degree of their usefulness as comparative measures correspondingly decreases.

Segment Results
We currently operate our business in the following reportable segments:
•	Shared Mail — Products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution. Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered primarily through the United States Postal Service (“USPS”).

•	Neighborhood Targeted — Products that are targeted to specific newspaper zones or neighborhoods based on geographic and demographic characteristics.

•	Free-standing Inserts — Four-color booklets that contain promotions, primarily coupons, from multiple advertisers (cooperative), which we publish and distribute to approximately 60 million households through newspapers and shared mail, as well as customized FSIs (custom co-ops) featuring multiple brands of a single client.
In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes NCH Marketing Services, Inc. (“NCH”), Valassis Canada, Inc., Promotion Watch, direct mail, analytics, digital and in-store.
We evaluate reportable segment performance based on segment profit, which we define as earnings (loss) from operations excluding unusual or non-recurring items. For additional information, including a reconciliation of total segment profit to earnings (loss) from operations, see Note 14, Segment Reporting, to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report on Form 10-K.
Shared Mail
Shared Mail revenues for the year ended December 31, 2010 were $1,307.2 million increasing $28.1 million or 2.2% over prior year revenues of $1,279.1 million. The increase was due to volume gains in inserts and was offset by lower priced and lighter weight inserts.
Strong volume gains in inserts were demonstrated in the Shared Mail piece growth which increased 9.4% to 36.1 billion pieces for 2010 from 2009. We assembled 3.6 billion Shared Mail packages in 2010, decreasing 4.8% from 2009 Shared Mail packages of 3.8 billion as a result of the reduction of underperforming packages in certain markets. The reduction in Shared Mail packages along with the increase in Shared Mail pieces drove the 15.8% increase in average pieces per package for 2010. Average pieces per package were 9.7 pieces in 2010 versus 8.4 pieces in 2009.
During the year ended December 31, 2010, Shared Mail’s gross margin as a percentage of revenues improved sequentially each quarter and we completed the fiscal year with a gross margin percentage increase of 2.7 percentage points to 28.5% compared to 25.8% for the year ended December 31, 2009. Our business optimization efforts from distribution savings from newspaper alliances and fewer packages contributed to the gross margin improvement. The flow-through from the volume increases as evidenced by the increase in average pieces per package also contributed to the gross margin improvements by reducing unused postage. Unused postage as a percentage of base postage decreased 3.3 percentage points to 16.6% for 2010 compared to 19.9% in 2009.
For the year ended December 31, 2010, Shared Mail segment profit was $156.8 million, increasing $46.6 million as compared to the year ended December 31, 2009. This 42.3% increase resulted from revenue growth from insert volume, newspaper alliances and package optimization efforts. Shared Mail segment profit as a percentage of revenue increased 3.4 percentage points to 12.0% for the year ended December 31, 2010 from 8.6% for the year ended December 31, 2009.
The Shared Mail segment reported revenues of $1,279.1 million for the year ended December 31, 2009 compared to $1,370.8 million for the year ended December 31, 2008, representing a 6.7% decrease year over year. The revenue decrease resulted from fewer packages due to the reduction of underperforming packages and client shifts to lower priced and lighter weight inserts. The latter reflected the challenging economic environment during 2009 which negatively affected our clients’ advertising budgets. The reduced client advertising spending was apparent as five out of our top 10 advertising categories experienced year-over-year revenue declines, most notably, in the mass merchandising category.

Shared Mail pieces were 33.0 billion in 2009 decreasing 0.9% from 2008 and Shared Mail packages delivered were 3.8 billion in 2009 decreasing 7.3% from 2008. Average pieces per package were 8.4 pieces in 2009 increasing 7.1% from 2008. Our business optimization efforts and the reduction of underperforming packages in certain markets drove the decrease in Shared Mail packages and the increase in average pieces per package.
Shared Mail’s gross margin as a percentage of revenues was 25.8% for the year ended December 31, 2009 increasing 1.4 percentage points from for the year ended December 31, 2008. This increase in gross margin as a percentage of revenues was due to the distribution savings from fewer packages and from recently formed newspaper alliances which became operational during 2009, as well as lower print and paper costs. Also contributing to the improvement in gross margin as a percentage of revenues was the increase in average pieces per package and resultant efficiencies in unused postage. Unused postage as a percentage of base postage was 19.9% for 2009 decreasing 1.4 percentage points from the prior year.
For the year ended December 31, 2009, Shared Mail segment profit was $110.2 million increasing $20.4 million, or 22.7%, from $89.8 million reported of for the year ended December 31, 2008. Shared Mail segment profit as a percentage of revenues was 8.6% for the year ended December 31, 2009, increasing 2.0 percentage points from the year ended December 31, 2008. This positive growth was largely due to year-over-year gross margin improvements and reductions in SG&A spending due to cost controls.
Neighborhood Targeted
Neighborhood Targeted segment revenues increased 7.9% for the year ended December 31, 2010 to $479.9 million from $444.7 million for the year ended December 31, 2009 as we continued our strategy of building market share in newspaper insert distribution with the intention of shifting a portion of the distribution to shared mail. Segment profit declined to $20.6 million for the year ended December 31, 2010 from $36.3 million for the year ended December 31, 2009, due primarily to pricing declines, changes in product mix, an increase in SG&A allocation and a significant client bankruptcy.
Neighborhood Targeted segment revenues decreased 5.2% for the year ended December 31, 2009 to $444.7 million from $469.2 million for the year ended December 31, 2008. Newspaper inserts revenues were up significantly as a result of our cross-selling efforts. However, this increase was more than offset by lower Run-of-Press (“ROP”) revenues due to reduced client advertising spending within the wireless and financial verticals. Despite the $24.5 million year-over-year decrease in revenues, as the result of our business optimization and cost containment efforts, segment profit for the year ended December 31, 2009 only declined by $2.5 million to $36.3 million from $38.8 million for the year ended December 31, 2008.
FSI
FSI segment revenues increased 1.7% to $367.6 million for the year ended December 31, 2010 from $361.4 million for the year ended December 31, 2009. Industry pages were up 4.6% for the year; however, our pricing declined slightly. FSI segment profit increased to $24.9 million for the year ended December 31, 2010 compared to $11.5 million for the year ended December 31, 2009, primarily as a result of lower costs and efficiencies gained through increased volume resulting from industry growth, partially offset by lower pricing.
FSI segment revenues decreased 2.4% to $361.4 million for the year ended December 31, 2009 from $370.2 million for the year ended December 31, 2008. The decrease in revenues was primarily the result of a decline in FSI pricing, and a small decline in market share. Cooperative FSI industry pages increased 4% for the year ended December 31, 2009 compared to the year ended December 31, 2008. FSI unit costs were lower for the year ended December 31, 2009 than for the year ended December 31, 2008 due primarily to a decrease in the cost of paper in 2009. FSI segment profit increased to $11.5 million for the year ended December 31, 2009 compared to $1.8 million for the year ended December 31, 2008, primarily as a result of lower costs and efficiencies gained through increased volume resulting from industry growth, partially offset by lower pricing.
International, Digital Media & Services
International, Digital Media & Services segment revenues increased 12.5% to $178.8 million for the year ended December 31, 2010 from $159.0 million for the year ended December 31, 2009. International, Digital Media & Services segment profit decreased to $22.7 million for the year ended December 31, 2010 from $25.0 million for the year ended December 31, 2009. This decrease in segment profit primarily resulted from reduced volume in our European business, the loss of a significant customer and continued investment in our Digital business.
International, Digital Media & Services segment revenues decreased 7.4% to $159.0 million for the year ended December 31, 2009 from $171.7 million for the year ended December 31, 2008. This decline is due primarily to our sale of the French and one-to-one direct mail services businesses and the discontinuance of our media business in other European countries during 2008 which accounted for $23.7 million of revenues in 2008. Segment profit for the year ended December 31, 2009 increased to $25.0 million from $0.6 million for the year ended December 31, 2008, due primarily to increases in U.S. coupon-clearing volume, as well as the sale or discontinuance of less profitable businesses in 2008.
Financial Condition, Liquidity and Sources of Capital
We consider such factors as current assets, current liabilities, revenues, operating income and cash flows from operating activities, investing activities and financing activities when assessing liquidity. Our liquidity requirements arise mainly from our working capital needs, primarily accounts payable, inventory and debt service requirements. Our senior secured credit facility and operating cash flows are our primary source of liquidity and are expected to be used for, among other things, interest and principal payments on debt obligations and capital expenditures necessary to support growth and productivity improvement.
Sources and Uses of Cash
Cash and cash equivalents totaled $245.9 million at December 31, 2010, increasing $116.1 million from December 31, 2009. This net increase resulted from net cash provided by operating activities of $463.3 million, offset by net cash used in investing activities of $33.7 million and by net cash used in financing activities of $313.6 million. Cash flows from operating activities are our primary source of liquidity. We believe we will generate sufficient cash flows from operating activities and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness.
In addition, in 2011, we currently intend to use a portion of our cash and cash equivalents to fund repurchases of common stock under our stock repurchase program approved by our Board of Directors on August 25, 2005, suspended in February 2006 and reinstated in May 2010. Our common stock repurchases in 2011 are limited by the covenants in our senior secured credit facility to an aggregate amount of $192.7 million; we currently intend to repurchase a majority of this amount in 2011. However, the stock repurchase program does not obligate us to acquire any particular amount of shares of common stock, and may be modified or suspended at any time at our discretion.
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2010 was $463.3 million due primarily to the $500.0 million cash received (approximately $301.4 million, net of taxes and related payments) as a result of the litigation settlement with News America. In addition to the litigation settlement and other cash received related to net income, the following changes in assets and liabilities affected cash from operating activities for the year ended December 31, 2010:
•	an increase in accounts receivable of $41.3 million, which was offset in part by a $12.5 million increase in progress billings; and

•	a decrease of $18.3 million in accrued expenses.
Investing Activities
Net cash used in investing activities of $33.7 million for the year ended December 31, 2010 was primarily due to capital expenditures of $26.7 million and additions of intangible assets of $7.6 million, in both cases, largely representing technology enhancements.

Financing Activities
Net cash used in financing activities during the year ended December 31, 2010 was $313.6 million. The following items impacted net cash used in financing activities for the year ended December 31, 2010:
•	principal payments of long-term debt of $304.8 million, which includes $297.8 million related to the tender offer completed in June and open market repurchases of the 2015 Notes discussed above;

•	repurchases of 1,733,672 shares of our common stock at an aggregate cost of $58.2 million under the stock repurchase programs reinstated in May 2010; and

•	$49.5 million of net proceeds received from stock option exercises.
Current and Long-term Debt
As of December 31, 2010, we had outstanding $706.2 million in aggregate indebtedness, which consisted of $0.1 million of the 2033 Secured Notes, $242.2 million of the unsecured 2015 Notes and $347.7 million and $116.2 million under the term loan B and delayed draw term loan portions, respectively, of our senior secured credit facility, all as defined below. As of December 31, 2010, we had total outstanding letters of credit of approximately $11.0 million.
Our Senior Secured Credit Facility
General — On March 2, 2007, in connection with our acquisition of ADVO, we entered into a senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC.
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
On January 22, 2009, we entered into the first amendment to our senior secured credit facility (the “First Amendment”). As a result of the First Amendment, we were permitted to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. In connection with the First Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The First Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the year ended December 31, 2009, we repurchased, at a discount to par, an aggregate principal amount of $133.5 million of outstanding term loans under our senior secured credit facility for an aggregate purchase price of $123.5 million, including fees. As a result of these repurchases, during the year ended December 31, 2009, we recognized a pre-tax gain of $10.0 million, which represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. The period during which such repurchases were permitted pursuant to the First Amendment expired on December 31, 2009.

On April 15, 2010, we entered into the second amendment to our senior secured credit facility (the “Second Amendment”). The Second Amendment, among other things:
•	permits us to use up to $325 million to repurchase our outstanding 2015 Notes, as defined below, through April 15, 2011 (for information regarding the repurchase of our 2015 Notes, refer to the section below entitled “8 1/4% Senior Notes due 2015”);

•	provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012;

•	allows us additional features with respect to any future convertible or exchangeable debt securities;

•	reduced the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million; and

•	increased by 50 basis points the interest rate margins applicable to borrowings under the senior secured credit facility.
All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2010, we had $39.0 million available under the revolving line of credit portion of our senior secured credit facility (after giving effect to the reductions in availability pursuant to the First and Second Amendments and outstanding letters of credit).
Interest and Fees — Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable interest rate margin. For each of the four quarters in the year ended December 31, 2010 and the quarters ended March 31, 2009 and December 31, 2009, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. For the quarters ended June 30, 2009 and September 30, 2009, we elected one-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. Pursuant to the Second Amendment, the interest rate margins applicable to the borrowings under our senior secured credit facility increased by 50 basis points. See Note 11, Derivative Financial Instruments to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report on Form 10-K for discussion regarding our various interest rate swap agreements.
Guarantees and Security — Our senior secured credit facility is guaranteed by substantially all of our existing and future domestic restricted subsidiaries pursuant to a Guarantee, Security and Collateral Agency Agreement, as amended. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our subsidiary guarantors and 65% of the capital stock of our existing and future restricted foreign subsidiaries.
Prepayments — Subject to customary notice and minimum amount conditions, we are permitted to make voluntary prepayments without payment of premium or penalty. With certain exceptions, we are required to make mandatory prepayments on the term loans in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from any debt offering, asset sale or insurance and/or condemnation recovery (to the extent not otherwise used for reinvestment in our business or a related business) and up to 50% (with the exact percentage to be determined based upon our consolidated secured leverage ratio as defined in our credit agreement) of our excess cash flow (as defined in the credit agreement). Such mandatory prepayments will first be applied ratably to the principal installments of the term loans and second, to the prepayment of any outstanding revolving or swing-line loans, without an automatic reduction of the amount of the revolving line of credit.

Covenants — Subject to customary and otherwise agreed upon exceptions, our senior secured credit facility contains affirmative and negative covenants, including, but not limited to:
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
Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00 and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), of 2.00:1.00. For purposes of calculating the minimum consolidated interest coverage ratio, the First Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of December 31, 2010.

	Required Ratio	Actual Ratio

Maximum senior secured leverage ratio	No greater than 3.50:1.00	0.59:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	12.44:1.00
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
Events of Default — Our senior secured credit facility contains customary events of default, including upon a change of control. If such an event of default occurs, the lenders under our senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our senior secured credit facility.
8 1/4% Senior Notes due 2015
On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of the 2015 Notes. On May 12, 2010, we commenced a cash tender offer to purchase up to $270 million aggregate principal amount of the 2015 Notes at a purchase price equal to 107% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. On June 11, 2010, we purchased $269.9 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of such tender offer. In addition, during the year ended December 31, 2010, we purchased in the open market an additional $27.9 million aggregate principal amount of the 2015 Notes at a weighted-average purchase price of 105.6% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the year ended December 31, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of the remaining outstanding 2015 Notes and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used a portion of the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes and the related consent payments pursuant to the tender offer and consent solicitation. We purchased approximately $206.3 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the tender offer and consent solicitation at a weighted average price of $1,044.10 per $1,000.00 principal amount plus accrued and unpaid interest. We also received consents from holders of the required majority of the principal amount of the 2015 Notes then outstanding to the proposed amendments to the 2015 indenture and, together with our subsidiary guarantors and the trustee under the 2015 indenture, entered into a supplemental indenture to the 2015 indenture effecting the proposed amendments. Additionally, on January 28, 2011, we issued a notice to redeem the remaining outstanding $35.9 million aggregate principal amount of our 2015 Notes on March 1, 2011 at the price of $1,041.25 per $1,000.00 principal amount plus accrued and unpaid interest. We will recognize a pre-tax loss on extinguishment of debt of approximately $13.4 million during the first quarter of 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
6 5/8% Senior Notes due 2021
On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2021 (the “2021 Notes”). A portion of the net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation as described above and the balance of the net proceeds will be used to fund the redemption of the remaining outstanding 2015 Notes. Debt issuance costs of approximately $4.8 million will be capitalized in the first quarter of 2011 and will be amortized over the term of the 2021 Notes.
Interest on the 2021 Notes is payable every six months on February 1 and August 1, commencing August 1, 2011. The 2021 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.
The 2021 Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee (the “2021 indenture”). Subject to a number of exceptions, the 2021 Notes indenture restricts our ability and the ability of our restricted subsidiaries (as defined in the 2021 indenture) to incur or guarantee additional indebtedness, transfer or sell assets, make certain investments, pay dividends or make distributions or other restricted payments, create certain liens, merge or consolidate, repurchase stock, create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us and enter into transactions with affiliates.
We may redeem all or a portion of the 2021 Notes at our option at any time prior to February 1, 2016, at a redemption price equal to 100% of the principal amount of 2021 Notes to be redeemed, plus a make-whole premium as described in the 2021 indenture, plus accrued and unpaid interest to the redemption date, if any. At any time on or after February 1, 2016, we may redeem all or a portion of the 2021 Notes at our option at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on February 1 of the years set forth below:

Year	Percentage
2016	103.313%
2017	102.208%
2018	101.104%
2019 and thereafter	100.000%

In addition, we must pay accrued and unpaid interest to the redemption date, if any. On or prior to February 1, 2014, we may also redeem at our option up to 35% of the principal amount of the outstanding 2021 Notes with the proceeds of certain equity offerings at the redemption prices specified in the 2021 indenture, plus accrued and unpaid interest to the date of redemption, if any. Upon the occurrence of a change of control, as defined in the 2021 indenture, we must make a written offer to purchase all of the 2021 Notes for cash at a purchase price equal to 101% of the principal amount of the 2021 Notes, plus accrued and unpaid interest to the date of repurchase, if any.
In connection with the offering of the 2021 Notes, we and our subsidiary guarantors entered into a registration rights agreement, dated as of January 28, 2011, which we refer to as the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we and our subsidiary guarantors must: (a) file an exchange offer registration statement within 180 days after the issue date of the 2021 Notes, enabling holders of the 2021 Notes to exchange the privately placed notes and related subsidiary guarantees for publicly registered exchange notes and related subsidiary guarantees with substantially identical terms; (b) use commercially reasonable efforts to cause the exchange offer registration statement to become effective under the Securities Act of 1933, as amended, within 240 days after the issue date of the 2021 Notes; and (c) use commercially reasonable efforts to consummate the exchange offer within 30 business days after the effective date of the exchange offer registration statement. We and our subsidiary guarantors have also agreed to file under certain circumstances a shelf registration statement to cover resales of the 2021 Notes. If we do not comply with our obligations under the Registration Rights Agreement, under certain circumstances, we and our subsidiary guarantors will be required to pay liquidated damages in the form of additional interest to holders of the 2021 Notes.
Senior Secured Convertible Notes due 2033 (“2033 Secured Notes”)
In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of December 31, 2010, an aggregate principal amount of $85,000 (or approximately $58,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.
Additional Provisions
The indenture governing the 2033 Secured Notes contains a cross-default provision which becomes applicable if we default under any mortgage, indenture or instrument evidencing indebtedness for money borrowed by us and the default results in the acceleration of such indebtedness prior to its express maturity, and the principal amount of any such accelerated indebtedness aggregates in excess of $25.0 million. The indenture governing the 2021 Notes contains a cross-default provision which becomes applicable if we (a) fail to pay the stated principal amount of any of our indebtedness at its final maturity date, or (b) default under any of our indebtedness and the default results in the acceleration of indebtedness, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $50.0 million or more. Our credit agreement contains a cross-default provision which becomes applicable if we (a) fail to make any payment under any indebtedness for money borrowed by us (other than the obligations under such credit agreement) and such default continues beyond the grace period provided in the instrument or other agreement under which such indebtedness was created or, (b) otherwise default under any such indebtedness, the effect of which default is to cause such indebtedness to be accelerated or to become subject to a mandatory offer to purchase and, in either instance, such default(s) are continuing with respect to indebtedness in an aggregate outstanding principal amount in excess of $25.0 million.
Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, exchanges for debt or equity securities, by exercising rights to call, satisfying put obligations, or in privately negotiated transactions or otherwise.

Other Indebtedness
We have entered into an interest rate swap agreement. For further detail regarding this agreement, see Note 11, Derivative Financial Instruments, to our Consolidated Financial Statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Covenant Compliance
As of December 31, 2010, we are in compliance with all of our indenture and senior secured credit facility covenants.
Future Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2010(1) were as follows:

	Payments due by Period
		Less Than			More Than
(in millions of U.S. dollars)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt	$706.2	$7.1	$14.0	$685.0	$0.1
Interest on debt	132.4	36.1	86.3	10.0	—
Operating leases	124.1	23.2	39.8	25.9	35.2
Unrecognized tax benefits(2)	2.4	0.5	1.9	—	—

	$965.1	$66.9	$142.0	$720.9	$35.3

(1)	The table above does not give effect to the refinancing of our 2015 Notes and the issuance of 2021 Notes, which we completed during the first quarter of 2011.

(2)	Valassis has an additional $12.3 million in gross unrecognized tax benefits for which the amount or period of related future payments cannot be reasonably estimated.
Off-balance Sheet Arrangements
As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $26.7 million for the year ended December 31, 2010, largely representing technology enhancements. Management expects future capital spending to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.
New Accounting Pronouncements
Recently Adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 require companies to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The adoption of these new disclosure requirements is reflected in Note 13, Fair Value of Financial Instruments, to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this Annual Report on Form 10-K.
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
Critical Accounting Policies and Estimates
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, useful lives of intangible and fixed assets, fair value of reporting units for goodwill impairment testing and income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Revenue Recognition
Our revenue recognition policies vary by product and are summarized as follows:
•	Revenues for newspaper-delivered promotions are recognized in the period the product is distributed in the newspaper. In accordance with industry practice, we generally bill clients in advance of the related distribution date. However, these billings are reflected as a progress billings liability until the distribution date.

•	Products and services not distributed via newspapers are recognized as revenues when the product is shipped, accepted by the USPS or the service is performed.

•	Coupon processing fee revenues are recognized on completion of coupon processing, and do not include the face value of the coupon or the retailer handling fee.

•	Taxes collected from clients are reported on a net basis and, as such, excluded from revenues.
Shared Mail — Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. Shared Mail services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the USPS. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. We provide for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of clients’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.
Neighborhood Targeted — The majority of Neighborhood Targeted products are newspaper delivered, and revenues are recognized in the period that the product is distributed within the newspaper. For non-newspaper-delivered products, revenues are recognized when the product is shipped to the customer or distributed to the consumer via direct to door.
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
FSI — Revenues from FSIs and custom cooperative FSIs are recognized in the period that the product is distributed in the newspaper or shared mail package. In accordance with industry practice, we generally pre-bill FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments is made at the time that the related revenues are recognized.

International, Digital Media & Services — Revenues for coupon clearing do not include the face value of the coupons processed or the retailer service fee. However, clients are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.
Revenues for solo direct-mail products are recognized when the product is accepted by the USPS for insertion into the mail stream. In most cases, postage costs are passed through directly to the client and are not recognized as revenues. Revenues from software products are recognized per installation, and revenues from services are recognized on a percent-complete method.
Accounts Receivable
Accounts receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Generally, we do not require collateral or other security to support client receivables.
Client Contract Incentives
We occasionally provide upfront cash incentives to key clients to secure the value of a long-term contract. The cost of such incentives is capitalized and amortized as a reduction to revenues using the straight-line method over the life of the client contract.
Goodwill, Intangible Assets and Other Long-Lived Assets
Our long-lived assets consist primarily of plant, property and equipment, mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized but is evaluated at least annually as of December 31st for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives and, therefore, we do not amortize them. We periodically review the carrying amounts of all of our long-lived assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. The identification of units of accounting and the allocation of intangible assets by unit of accounting during 2010 were consistent with prior periods.
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
We perform our impairment testing at the reporting unit level. The following table provides a summary of our goodwill by reporting unit as of December 31, 2010:

(U.S. dollars in millions)
Shared Mail	$534.2
NCH Marketing Services, Inc.	64.9
Free-standing Inserts	22.4
Neighborhood Targeted	5.3
Valassis Relationship Marketing Systems	6.1
Solo Direct Mail	3.6

Total Goodwill	$636.5

We estimate the fair values of our reporting units based on projected future debt-free cash flows that are discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the expected long-term operations and cash flow performance of each reporting unit. We estimate future cash flows for each of our reporting units based on our operating result projections for the respective operating unit. These projected cash flows are discounted to present value using a weighted average cost of capital thought to be indicative of market participants.
Based on the valuation approach described above, our estimated fair values substantially exceeded the carrying values for all reporting units and no impairment charge was warranted as of December 31, 2010. A 1% change in any of the assumptions used in our analysis would not have a material effect on this conclusion.
Consistent with the prior year, we tested the value assigned to our trade names utilizing an estimated market royalty rate representing the percentage of revenues a market participant would be willing to pay as a royalty for their use. As of December 31, 2010, the resulting fair value based on this calculation indicated no impairment.
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
Derivatives and Hedging Transactions
We use derivative financial instruments, including forward foreign exchange and interest rate swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates exposure to these risks with the intent of reducing the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives are not designated and do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings.
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported as a component of stockholders’ equity in accumulated other comprehensive income/loss.
Concentrations of Credit Risk
Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising our client base and their dispersion across many different industries and geographies. No single client accounted for more than 10% of our consolidated revenues during the years ended December 31, 2010, 2009 and 2008. Generally, we do not require collateral or other security to support client receivables.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA to this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.
Interest Rates
Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. In December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010, which effectively fixes the interest rate for an initial amount of $300.0 million of this variable rate debt under our senior secured credit facility at an interest rate of 4.255% and expires on June 30, 2012. As of December 31, 2010, the fair value of this derivative was a liability of $4.6 million. The initial notional amount of $300.0 million under the interest rate swap agreement amortizes by $40.0 million at the end of each quarter subsequent to the effective date to $100.0 million for the quarter ended June 30, 2012. Our remaining variable rate indebtedness, which was an aggregate principal amount of $163.9 million outstanding under the term loan B and delayed draw portions of our senior secured credit facility as of December 31, 2010 and will increase as a result of the amortization and expiration of the interest rate swap agreement described above, is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in 3-month LIBOR, the interest rate currently applicable to this variable rate debt, and we do not alter the terms of our current interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $11.6 million between January 1, 2011 and March 2, 2014, the maturity date of the term loans under the senior secured credit facility.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Certain of our Mexican peso forward exchange contracts were originally designated as cash flow hedges upon inception and, accordingly, the effective portion of any fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2010, we had commitments to purchase $10.8 million in Mexican pesos and $0.6 million in Polish zlotys over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VALASSIS COMMUNICATIONS, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$245,935	$129,846
Accounts receivable, net	459,952	428,836
Inventories (Note 1)	41,987	40,472
Prepaid expenses and other	38,657	49,624

Total current assets	786,531	648,778

Property, plant and equipment, net (Note 1)	175,567	197,901
Goodwill (Note 2)	636,471	640,073
Other intangible assets, net (Note 2)	233,817	238,859
Other assets	13,272	18,411

Total assets	$1,845,658	$1,744,022

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$7,058	$6,197
Accounts payable	329,602	338,418
Progress billings	53,001	40,532
Accrued expenses (Note 4)	99,612	127,658

Total current liabilities	489,273	512,805

Long-term debt (Note 3)	699,169	1,004,875
Deferred income taxes (Note 5)	78,764	87,914
Other non-current liabilities	49,568	40,567

Total liabilities	1,316,774	1,646,161

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity:
Preferred stock ($.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009)	—	—
Common stock ($.01 par value; 100,000,000 shares authorized; 65,283,749 and 64,241,359 shares issued at December 31, 2010 and 2009, respectively; 50,361,749 and 48,762,242 shares outstanding at December 31, 2010 and 2009, respectively)	653	642
Additional paid-in capital	124,988	98,927
Retained earnings	908,136	522,731
Accumulated other comprehensive earnings (loss)	3,299	(4,269)
Treasury stock, at cost (14,922,000 and 15,479,117 shares at December 31, 2010 and 2009, respectively)	(508,192)	(520,170)

Total stockholders’ equity	528,884	97,861

Total liabilities and stockholders’ equity	$1,845,658	$1,744,022

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues	$2,333,512	$2,244,248	$2,381,907

Costs and expenses:
Cost of sales	1,724,606	1,693,652	1,855,894
Selling, general and administrative	371,264	354,933	385,826
Amortization expense	12,624	12,624	9,223
Impairment charge	—	—	245,700

Total costs and expenses	2,108,494	2,061,209	2,496,643
Gain from litigation settlement, net (Note 8)	490,085	—	—

Earnings (loss) from operations	715,103	183,039	(114,736)

Other expenses and income:
Interest expense	64,904	87,041	98,903
Interest income	(653)	(546)	(2,913)
Loss (gain) on extinguishment of debt (Note 3)	23,873	(10,028)	—
Other (income) expense, net	(5,676)	(4,371)	5,111

Total other expenses, net	82,448	72,096	101,101

Earnings (loss) before income taxes	632,655	110,943	(215,837)

Income tax expense (benefit)	247,250	44,175	(6,185)

Net earnings (loss)	$385,405	$66,768	$(209,652)

Net earnings (loss) per common share, basic (Note 9)	$7.84	$1.39	$(4.37)

Net earnings (loss) per common share, diluted (Note 9)	$7.42	$1.36	$(4.37)

Weighted average common shares, basic (Note 9)	49,140	48,129	47,977

Weighted average common shares, diluted (Note 9)	51,957	49,270	47,977

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-in	Retained	Earnings	Treasury	Stockholders’
	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balances at December 31, 2007	$634	$80,291	$665,615	$(4,261)	$(520,227)	$222,052
Net loss			(209,652)			(209,652)
Other comprehensive loss:
Foreign currency translation				(1,934)		(1,934)
Unrealized changes in fair value of cash flow hedges, net of tax				(12,124)		(12,124)

Total comprehensive loss						(223,710)
Grant/exercise of stock awards	1	(29)			57	29
Stock-based compensation option expense		7,043				7,043

Balances at December 31, 2008	635	87,305	455,963	(18,319)	(520,170)	5,414
Net earnings			66,768			66,768
Other comprehensive earnings:
Foreign currency translation				1,786		1,786
Losses on cash flow hedges, net of tax				10,146		10,146
Unrealized changes in fair value of cash flow hedges, net of tax				2,118		2,118

Total comprehensive earnings						80,818
Grant/exercise of stock awards	7	4,513				4,520
Stock-based compensation option expense		7,109				7,109

Balances at December 31, 2009	642	98,927	522,731	(4,269)	(520,170)	97,861
Net earnings			385,405			385,405
Other comprehensive earnings:
Foreign currency translation				6		6
Losses on cash flow hedges, net of tax				10,721		10,721
Unrealized changes in fair value of cash flow hedges and available for sale securities, net of tax				(3,159)		(3,159)

Total comprehensive earnings						392,973
Grant/exercise of stock awards	11	(6,064)			70,203	64,150
Stock-based compensation option expense		32,125				32,125
Repurchases of common stock					(58,225)	(58,225)

Balances at December 31, 2010	$653	$124,988	$908,136	$3,299	$(508,192)	$528,884

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands of U.S. dollars)	2010	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$385,405	$66,768	$(209,652)
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	61,446	67,848	69,368
Amortization of debt issuance costs	2,353	3,281	6,564
Provision for losses on accounts receivable	10,138	5,732	8,602
Loss (gain) on debt extinguishment, net	3,429	(10,028)	—
Writedown of impaired assets	—	—	245,700
Loss on derivatives, net	18,816	2,513	—
(Gain) loss on equity investments	(5,123)	(4,561)	2,172
Stock-based compensation expense	32,125	7,109	7,043
(Gain) loss on sale of property, plant and equipment	(47)	(228)	3,326
Deferred income taxes	(3,520)	(10,965)	(26,467)
Changes in operating assets and liabilities:
Accounts receivable	(41,254)	45,181	25,045
Inventories	(1,515)	7,701	(4,582)
Prepaid expenses and other	4,297	(5,810)	(11,856)
Other assets	3,864	7,360	5,735
Other liabilities	7,522	10,571	(1,630)
Accounts payable	(8,817)	1,059	2,365
Progress billings	12,469	(4,007)	(1,077)
Accrued expenses	(18,262)	7,889	(24,399)

Total adjustments	77,921	130,645	305,909

Net cash provided by operating activities	463,326	197,413	96,257

Cash flows from investing activities:
Additions to property, plant and equipment	(26,678)	(19,104)	(24,659)
Additions to intangible assets	(7,582)	—	—
Proceeds from sales of property, plant and equipment and available-for-sale securities	564	96	33,123
Proceeds from sale of French business	—	—	3,605

Net cash (used in) provided by investing activities	(33,696)	(19,008)	12,069

Cash flows from financing activities:
Borrowings of long-term debt	—	20,000	160,000
Repayment of long-term debt	(304,845)	(200,134)	(268,008)
Other debt related payments	—	(1,335)	—
Repurchase of common stock	(58,225)	—	—
Proceeds from issuance of common stock	49,461	4,520	29

Net cash used in financing activities	(313,609)	(176,949)	(107,979)

Effect of exchange rate changes on cash	68	1,834	970
Net increase in cash and cash equivalents	116,089	3,290	1,317
Cash and cash equivalents at beginning of the year	129,846	126,556	125,239

Cash and cash equivalents at end of the year	$245,935	$129,846	$126,556

Supplemental disclosure of cash flow information

Cash paid during the year for interest	$72,394	$79,501	$103,401
Cash paid during the year for income taxes	$237,674	$43,518	$36,234
Non-cash investing and financing activities:
Stock issued under stock-based compensation plan	$7,634	$68	$1,296
See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Gain on extinguishment of debt of $10.0 million for the year ended December 31, 2009, which was previously included in Other income, net in the consolidated statement of income, has been reclassified as a separate line item to conform to the current presentation.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Valassis Communications, Inc. (referred to herein as “Valassis,” “we,” and “our”) and domestic and non-U.S. subsidiaries in which we hold a controlling financial interest. Our share of the earnings or losses of non-controlled affiliates over which we exercise significant influence (generally a 20% to 50% ownership interest) is included in the consolidated statements of income as Other income (expense), net using the equity method of accounting. All intercompany balances and transactions between consolidated entities have been eliminated.
Revenue Recognition
Our revenue recognition policies vary by product and are summarized as follows:
•	Revenues for newspaper-delivered promotions are recognized in the period the product is distributed in the newspaper. In accordance with industry practice, we generally bill clients in advance of the related distribution date. However, these billings are reflected as a progress billings liability until the distribution date.

•	Products and services not distributed via newspapers are recognized as revenues when the product is shipped, accepted by the USPS or the service is performed.

•	Coupon processing fee revenues are recognized on completion of coupon processing, and do not include the face value of the coupon or the retailer handling fee.

•	Taxes collected from clients are reported on a net basis and, as such, excluded from revenues.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, useful lives of intangible and fixed assets, fair value of reporting units for goodwill impairment testing and income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Cash Equivalents
All highly-liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Accounts Receivable
Accounts receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts was $12.1 million and $7.6 million as of December 31, 2010 and 2009, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Generally, we do not require collateral or other security to support client receivables.
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the consolidated balance sheets consist of:

	December 31,
(in thousands of U.S. dollars)	2010	2009

Raw materials	$27,035	$23,263
Work in progress	14,952	17,209

Total inventories	$41,987	$40,472

Client Contract Incentives
We occasionally provide upfront cash incentives to key clients to secure the value of a long-term contract. The cost of such incentives is capitalized and amortized as a reduction to revenues using the straight-line method over the life of the client contract.
Property, Plant and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Improvements that add significantly to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated life of the related asset or the lease-term using the straight-line method. The following table summarizes the cost and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to the Property, plant and equipment, net included on the consolidated balance sheets:

		December 31,
	Useful Lives	2010	2009
	(in years)	(in thousands of U.S. dollars)

Land, at cost	N/A	$7,195	$7,195
Buildings, at cost	10 - 30	37,657	37,090
Machinery and equipment, at cost	3 - 20	225,762	219,663
Office furniture and equipment, at cost	3 - 10	221,804	206,931
Leasehold improvements, at cost	5 - 10	28,174	28,896

		520,592	499,775
Less accumulated depreciation		(345,025)	(301,874)

Property, plant and equipment, net		$175,567	$197,901

Depreciation expense was $48.8 million, $55.2 million and $60.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Goodwill, Intangible Assets and Other Long-Lived Assets
Our long-lived assets consist primarily of plant, property and equipment, mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized but is evaluated at least annually as of December 31st for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives and, therefore, we do not amortize them. We periodically review the carrying amounts of all of our long-lived assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. The identification of units of accounting and the allocation of intangible assets by unit of accounting during 2010 were consistent with prior periods.
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
We estimate the fair values of our reporting units based on projected future debt-free cash flows that are discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the expected long-term operations and cash flow performance of each reporting unit. We estimate future cash flows for each of our reporting units based on our operating result projections for the respective operating unit. These projected cash flows are discounted to present value using a weighted average cost of capital thought to be indicative of market participants.
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
Derivatives and Hedging Transactions
We use derivative financial instruments, including forward foreign exchange and interest rate swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates exposure to these risks with the intent of reducing the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives are not designated and do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of Accumulated other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Accumulated Other Comprehensive Earnings (Loss)
Accumulated other comprehensive earnings (loss) included the following:

	December 31,
(in thousands of U.S. dollars)	2010	2009

Unrealized changes in fair value of cash flow hedges and available for sale securities	$(2,670)	$489
Unrealized loss on discontinued cash flow hedges	—	(10,721)
Foreign currency translation	5,969	5,963

Accumulated other comprehensive earnings (loss)	$3,299	$(4,269)

Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported as a component of stockholders’ equity in Accumulated other comprehensive earnings (loss).
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising our client base and their dispersion across many different industries and geographies. No single client accounted for more than 10% of our consolidated revenues during the years ended December 31, 2010, 2009 and 2008.
New Accounting Pronouncements
Recently Adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 requires companies to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. The adoption of these new disclosure requirements is reflected in Note 13, Fair Value of Financial Instruments.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
2. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009 were as follows:

				International
	Shared	Neighborhood	Free-standing	Digital, Media
in thousands of U.S. dollars	Mail	Targeted	Inserts	& Services	Total

January 1, 2009	$534,184	$5,325	$18,257	$83,173	$640,939
Purchase accounting adjustment	—	—	—	(866)	(866)
Reclassifications (1)	—	—	4,100	(4,100)	—

December 31, 2009	534,184	5,325	22,357	78,207	640,073
Disposal of a reporting unit (2)	—	—	—	(3,602)	(3,602)

December 31, 2010	$534,184	$5,325	$22,357	$74,605	$636,471

(1)	During the year ended December 31, 2009, we recorded a reclassification to correct an immaterial error in the allocation of goodwill between segments.

(2)	During the year ended December 31, 2010, we disposed of a reporting unit within the International, Digital Media & Services segment, which resulted in a $3.6 million reduction in goodwill and the cancellation of a related note payable. No material gain or loss was recognized related to this transaction.
We performed annual impairment tests of goodwill as of December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, the estimated fair values of our reporting units were in excess of the carrying values of the reporting units; therefore, we concluded goodwill was not impaired as of these dates. Our annual impairment test of goodwill as of December 31, 2008 resulted in a pre-tax, non-cash charge of $245.7 million to reflect impairment of goodwill and intangible assets in the Shared Mail and International, Digital Media & Services segments. The impairment was due to a decrease in the market value of our business and a decrease in the fair value of forecasted cash flows, reflecting the deterioration of macroeconomic conditions, which accelerated and became apparent during the fourth quarter of 2008.
The components of intangible assets were as follows:

	December 31, 2010				December 31, 2009
				Weighted				Weighted
				Average				Average
				Remaining				Remaining
	Gross	Accumulated	Net	Useful Life	Gross	Accumulated	Net	Useful Life
(in thousands of U.S. dollars)	Amount	Amortization	Amount	(in years)	Amount	Amortization	Amount	(in years)

Amortizing intangible assets
Mailing lists, non compete agreements, patents and other	$48,037	$(7,871)	$40,166	15.0	$40,455	$(5,847)	$34,608	17.1
Customer relationships	140,000	(33,990)	106,010	10.0	140,000	(23,390)	116,610	11.0
Non-amortizing intangible assets
Valassis name, tradenames, trademarks, and other	87,641	—	87,641		87,641	—	87,641

	$275,678	$(41,861)	$233,817		$268,096	$(29,237)	$238,859

The associated amortization for the amortizable intangible assets was approximately $12.6 million, $12.6 million and $9.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Amortization related to these intangible assets is expected to be approximately $13.2 million for the year ending December 31, 2011, $13.4 million for the years ending December 31, 2012, 2013, 2014 and 2015, and $79.4 million thereafter.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
3. LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(in thousands of U.S. dollars)	2010	2009

Senior Secured Revolving Credit Facility	$—	$—
Senior Secured Convertible Notes due 2033, net of discount	58	58
8 1/4% Senior Notes due 2015	242,224	540,000
Senior Secured Term Loan B	347,723	353,624
Senior Secured Delayed Draw Term Loan	116,222	117,390

	$706,227	$1,011,072
Less current portion	7,058	6,197

Total long-term debt	$699,169	$1,004,875

Maturities of long-term debt are $7.1 million, $7.0 million, $7.0 million, $442.8 million and $242.2 million for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively, and $0.1 million thereafter.
Credit Facility and Other Debt
Our Senior Secured Credit Facility
General – On March 2, 2007, in connection with our acquisition of ADVO, Inc. (“ADVO”), we entered into a senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
On January 22, 2009, we entered into the first amendment to our senior secured credit facility (the “First Amendment”). As a result of the First Amendment, we were permitted to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under the senior secured credit facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. In connection with the First Amendment, we agreed to voluntarily permanently reduce the aggregate revolving credit commitments under the senior secured credit facility from $120.0 million to $100.0 million in exchange for the ability to keep $20.0 million of revolving credit loans outstanding during any modified Dutch auction. The First Amendment also made certain technical and conforming changes to the terms of our senior secured credit facility. During the year ended December 31, 2009, we repurchased, at a discount to par, an aggregate principal amount of $133.5 million of outstanding term loans under our senior secured credit facility for an aggregate purchase price of $123.5 million, including fees. As a result of these repurchases, during the year ended December 31, 2009, we recognized a pre-tax gain on extinguishment of debt of $10.0 million, which represents the difference between the aggregate purchase price and the aggregate principal amount of the term loans repurchased. The period during which such repurchases were permitted pursuant to the First Amendment expired on December 31, 2009.
On April 15, 2010, we entered into the second amendment to our senior secured credit facility (the “Second Amendment”). The Second Amendment, among other things:
•	permits us to use up to $325 million to repurchase our outstanding 2015 Notes, as defined below, through April 15, 2011 (for information regarding the repurchase of certain of our 2015 Notes, refer to the section below entitled “8 1/4% Senior Notes due 2015”);
•	provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012;
•	allows us additional features with respect to any future convertible or exchangeable debt securities;
•	reduced the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million; and
•	increased by 50 basis points the interest rate margins applicable to borrowings under the senior secured credit facility.
All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2010, we had $39.0 million available under the revolving line of credit portion of our senior secured credit facility (after giving effect to the reductions in availability pursuant to the First and Second Amendments and outstanding letters of credit).
Interest and Fees — Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable interest rate margin. For each of the four quarters in the year ended December 31, 2010 and the quarters ended March 31, 2009 and December 31, 2009, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. For the quarters ended June 30, 2009 and September 30, 2009, we elected one-month LIBOR as the applicable rate on borrowings under our senior secured credit facility. Pursuant to the Second Amendment, the interest rate margins applicable to the borrowings under our senior secured credit facility increased by 50 basis points. See Note 11, Derivative Financial Instruments, for discussion regarding our various interest rate swap agreements.
Guarantees and Security — Our senior secured credit facility is guaranteed by substantially all of our existing and future domestic restricted subsidiaries pursuant to a Guarantee, Security and Collateral Agency Agreement, as amended. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our subsidiary guarantors and 65% of the capital stock of our existing and future restricted foreign subsidiaries.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Prepayments — Subject to customary notice and minimum amount conditions, we are permitted to make voluntary prepayments without payment of premium or penalty. With certain exceptions, we are required to make mandatory prepayments on the term loans in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from any debt offering, asset sale or insurance and/or condemnation recovery (to the extent not otherwise used for reinvestment in our business or a related business) and up to 50% (with the exact percentage to be determined based upon our consolidated secured leverage ratio as defined in our credit agreement) of our excess cash flow (as defined in the credit agreement). Such mandatory prepayments will first be applied ratably to the principal installments of the term loans and second, to the prepayment of any outstanding revolving or swing-line loans, without an automatic reduction of the amount of the revolving line of credit.
Covenants — Subject to customary and otherwise agreed upon exceptions, our senior secured credit facility contains affirmative and negative covenants, including, but not limited to:
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
Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00 and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), of 2.00:1.00. For purposes of calculating the minimum consolidated interest coverage ratio, the First Amendment permits us to exclude from the definition of “consolidated interest expense” in our senior secured credit facility swap termination and cancellation costs incurred in connection with any purchase, repurchase, payments or repayment of any loans under our senior secured credit facility, including pursuant to a modified Dutch auction. The table below shows the required and actual financial ratios under our senior secured credit facility as of December 31, 2010.

	Required Ratio	Actual Ratio

Maximum senior secured leverage ratio	No greater than 3.50:1.00	0.59:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	12.44:1.00
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
Events of Default — Our senior secured credit facility contains customary events of default, including upon a change of control. If such an event of default occurs, the lenders under our senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our senior secured credit facility.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Senior Secured Convertible Notes due 2033 (“2033 Secured Notes”)
In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of December 31, 2010, an aggregate principal amount of $85,000 (or approximately $58,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.
8 1/4% Senior Notes due 2015 (“2015 Notes”)
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
On May 12, 2010, we commenced a cash tender offer (the “Tender Offer”) to purchase up to $270 million aggregate principal amount of the 2015 Notes at a purchase price equal to 107% of the principal amount of the 2015 Notes purchased, plus accrued and unpaid interest. On June 11, 2010, we purchased $269.9 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the Tender Offer. In addition, during the year ended December 31, 2010, we purchased in the open market an additional $27.9 million aggregate principal amount of the 2015 Notes at weighted-average purchase prices of 105.6% of the principal amount of the 2015 Notes purchased, plus accrued

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
and unpaid interest. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the year ended December 31, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.
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
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 11, Derivative Financial Instruments.
Covenant Compliance
As of December 31, 2010, we are in compliance with all of our indenture and senior secured credit facility covenants.
4. ACCRUED EXPENSES
Accrued expenses included on the consolidated balance sheets consist of:

	December 31,
(in thousands of U.S. dollars)	2010	2009

Accrued interest	$6,710	$15,103
Accrued compensation and benefits	57,781	53,258
Other accrued expenses	35,121	59,297

Total accrued expenses	$99,612	$127,658

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
5. INCOME TAXES
The components of earnings before income taxes for our domestic and foreign operations are as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2010	2009	2008

Pre-tax income (loss):
United States	$626,755	$106,237	$(211,815)
Foreign	5,900	4,706	(4,022)

	$632,655	$110,943	$(215,837)

Income taxes have been charged to earnings as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2010	2009	2008

Current:
Federal	$228,683	$43,839	$15,855
Foreign	1,825	1,122	510
State	35,028	10,175	6,494

Total current taxes	$265,536	$55,136	$22,859

Deferred:
Federal	$(19,647)	$(7,009)	$(27,990)
Foreign	1,743	410	(802)
State	(382)	(4,362)	(252)

Total deferred taxes	$(18,286)	$(10,961)	$(29,044)

Income tax expense (benefit)	$247,250	$44,175	$(6,185)

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $25.0 million and $18.6 million at December 31, 2010 and December 31, 2009, respectively. As such, we have not provided U.S. income taxes on these reinvested earnings.
The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2010	2009	2008

Expected income tax expense (benefit) at statutory rate	$221,429	$38,830	$(75,543)

Increase (decrease) in taxes resulting from:
Goodwill impairment	—	—	65,055
ADVO acquisition expenses	—	—	96
Domestic production activities	(2,625)	(1,050)	(1,548)
Valuation allowance	—	27	500
State and local income taxes, net of federal benefit	22,275	3,759	4,057
Tax credits	(140)	(109)	(168)
Tax exempt interest income	(2)	(81)	(371)
Other items, net	6,313	2,799	1,737

Income tax expense (benefit)	$247,250	$44,175	$(6,185)

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands of U.S. dollars)	2010	2009

Long-term deferred income tax (liabilities) assets:
Intangibles	$(85,538)	$(88,147)
Depreciation on plant and equipment	(36,826)	(40,236)
Deferred compensation	17,537	11,041
Cancellation of indebtedness income	(3,858)	(3,812)
Loss and tax credit carryforwards	5,957	10,012
Stock compensation	3,510	518
Partnership losses	2,849	1,980
Investment impairments	5,663	5,905
Foreign	285	248
Acquisition costs	13,778	13,837
Interest rate swaps	1,752	6,288
Allowance for uncollectible accounts	1,397	1,335
Other reserves	10,334	10,606

Long-term deferred income tax liabilities	(63,160)	(70,425)
Valuation allowance	(15,604)	(17,489)

Net long-term deferred income tax (liabilities)	$(78,764)	$(87,914)

Current deferred income tax (liabilities) assets:
Inventory	$894	$883
Accrued expense	5,501	3,558
Allowance for uncollectible accounts	9,306	7,225
Other reserves	(794)	376
Prepaid expense	(4,487)	(7,100)
Intangibles	(3,560)	(4,964)

Current deferred income tax (liabilities) assets:	6,860	(22)
Valuation allowance	(2,278)	—

Net current deferred income tax assets (liabilities)	$4,582	$(22)

Our net current deferred income tax asset of $4.6 million as of December 31, 2010 is recorded in Prepaid expenses and other in the consolidated balance sheet. Our net current deferred income tax liability of $22,000 as of December 31, 2009 is recorded in Accrued expenses in the consolidated balance sheet.
Our net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
(in thousands of U.S. dollars)	2010	2009

Total deferred tax assets	$76,432	$75,379
Total deferred tax liabilities	(150,614)	(163,315)

Net deferred income tax liabilities	$(74,182)	$(87,936)

For financial statement purposes, the tax benefits of net operating/capital loss and tax credit carryforwards are recognized as deferred tax assets, subject to appropriate valuation allowances, when we determine that the likelihood of recovering the deferred tax asset falls below the “more likely than not” threshold. We evaluate our net operating loss and credit carryforwards on an ongoing basis. As of December 31, 2010, the expiration periods for $6.0 million of deferred tax assets related to net operating/capital loss and tax credit carryforwards are as follows: $0.7 million between calendar years 2011 and 2015; $0.4 million between calendar years 2016 and 2025; $0.9 million between calendar years 2026 and 2030 and $4.0 million can be carried forward indefinitely. We have provided valuation allowances on these deferred tax assets of approximately $0.4 million for deferred tax assets expiring between calendar years 2011 and 2015, $0.2 million between calendar years 2016 and 2025, $0.8 million between calendar years 2026 and 2030 and $3.2 million for deferred tax assets with an indefinite life. A valuation allowance of $13.3 million exists for capitalized costs associated with the ADVO acquisition.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
We recognize tax benefits only for tax positions that are more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, the company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit.
A reconciliation of the beginning and ending balances for the total amounts of gross unrecognized tax benefits is as follows:

(in thousands of U.S. dollars)	2010	2009	2008

Gross unrecognized tax benefits — January 1,	$11,124	$7,713	$9,125
Gross increases in tax positions for prior years	3,383	352	824
Gross decreases in tax positions for prior years	(189)	(165)	(195)
Gross increases in tax positions for current year	367	5,121	65
Settlements	(899)	(255)	—
Lapse of statute of limitations	(1,250)	(1,642)	(2,106)

Gross unrecognized tax benefits — December 31,	$12,536	$11,124	$7,713

A portion of our unrecognized tax benefits would, if recognized, reduce our effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. As of December 31, 2010 and 2009, the amounts of gross unrecognized tax benefits that would reduce our effective income tax rate were $11.2 million and $9.3 million, respectively.
We file tax returns in various federal, state, and local jurisdictions. In many cases, our liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction.

Jurisdiction	Open Tax Years
United States	9/2005 – 2010
California	9/2006 – 2010
Connecticut	3/2/2007, 2007 – 2010
Illinois	2007 – 2010
Kansas	3/2007, 2007 – 2010
Massachusetts	9/2005, 9/2006, 2007 – 2010
Michigan	2008 – 2010
North Carolina	2007 – 2010
Pennsylvania	9/2006 – 2010
Texas	9/2006 – 2010
As of December 31, 2010, we anticipate events may occur over the next twelve months that could have a significant effect on the liabilities for unrecognized tax benefits. These anticipated events include the settlement or payment of ongoing state audits. These events could result in a decrease in our liability for unrecognized tax benefits of $0.4 million to $1.1 million. Other events may occur over the next twelve months that could impact our unrecognized tax benefits; however, it is not possible to reasonably estimate the expected change for these events.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Our policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items as part of income tax expense, which is consistent with prior periods. We recorded $1.2 million in gross interest for the year ended December 31, 2010. Gross interest of $2.1 million and penalties of $0.1 million were accrued for as of December 31, 2010, and gross interest of $1.7 million and penalties of $0.2 million were accrued for as of December 31, 2009.
6. COMMITMENTS
Total operating lease rentals, for various office space and equipment, charged to expense were $27.5 million, $28.5 million and $31.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Minimum rental payments required under noncancelable operating leases as of December 31, 2010 are as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2011	2012	2013	2014	2015	Thereafter	Total

	$23,216	$22,035	$17,745	$14,794	$11,126	$35,155	$124,071
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
In July 2008, proceeds from the sale and leaseback transaction of $21.6 and $7.2 million were used to pay down the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, as required under the terms of such senior secured credit facility.
Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, and excluding any discretionary bonuses, are as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2011	2012	2013	2014	2015	Thereafter	Total

Base Salary	$2,342	$1,731	$1,515	$1,515	$500	$1,500	$9,103
Maximum Cash Bonus	3,342	731	—	—	—	—	4,073

Total	$5,684	$2,462	$1,515	$1,515	$500	$1,500	$13,176

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain earnings and/or sales and cost targets. In addition, we have commitments to certain former and current senior executives under a supplemental executive retirement plan (“SERP”). The present value of expected payments under the SERP were $10.1 million and $8.4 million at December 31, 2010 and 2009, respectively, and benefits are payable over the ten years following the cessation of employment by the executive. In addition, the employment agreement of a former executive provides for supplemental benefits for a period of 10 years similar to those provided under the SERP plan. The present value of expected payments under this employment agreement was $1.5 million and $1.3 million at December 31, 2010 and 2009, respectively.
We have an agreement with International Business Machines to provide a customer support center and systems application, development and maintenance. The agreement extends through December 31, 2015 and allows for cancellation beginning in 2012 subject to termination charges ranging from $0.1 to $0.5 million. These termination charges are not included in the minimum rental payment table above as we currently have no intention of terminating the agreement.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
7. CONTINGENCIES
Upon completion of our acquisition of ADVO in March 2007, we assumed responsibility for ADVO’s pending securities class action lawsuits. In September 2006, three securities class action lawsuits (Robert Kelleher v. ADVO, Inc., et al., Jorge Cornet v. ADVO, Inc., et al., Richard L. Field v. ADVO, Inc., et al) were filed against ADVO and certain of its officers in the United States District Court for the District of Connecticut by certain ADVO shareholders seeking to certify a class of all persons who purchased ADVO stock between July 6, 2006 and August 30, 2006. The cases were consolidated under a single action titled Robert Kelleher et al. v. ADVO, Inc., et al. , Civil Case No. 3:06CV01422(AVC) and a consolidated amended complaint was filed on June 8, 2007. The complaint generally alleges ADVO violated federal securities law by making a series of materially false and misleading statements concerning ADVO’s business and financial results in connection with the proposed merger and, as a result, the price of ADVO’s stock was allegedly inflated.
On August 24, 2007, the defendants filed a Motion to Dismiss the complaint, which was denied. On August 29, 2008, plaintiff moved for certification of the case as a class action. This motion was granted on March 27, 2009. On October 28, 2009, the parties entered into an agreement providing for the settlement of the action and filed papers seeking preliminary approval of a settlement agreement in the United States District Court for the District of Connecticut. Following preliminary approval of the settlement and notice, on March 3, 2010, the United States District Court for the District of Connecticut issued its order of final approval of the settlement. No appeal was filed from the final order and the settlement amount of $12.5 million was paid from the proceeds of ADVO’s directors and officers’ insurance policy, with no adverse impact to Valassis’ financial statements.
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $10.1 million, reflecting our best estimate of our potential sales tax liability.
We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
8. GAIN FROM LITIGATION SETTLEMENT
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
In connection with the settlement, the parties are working with the United States District Court for the Eastern District of Michigan (the “Court”), under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The precise timing and form of the relief rests with the Court.
The settlement resolves all outstanding claims between us and News as of February 4, 2010. As a result, the parties agreed to dismiss all outstanding litigation between them and release all existing and potential claims against each other that were or could have been asserted in the litigation as of the date of the Settlement Agreement.
During the first quarter of 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our executive officers identified as the “named executive officers” in our proxy statement filed with the SEC on March 30, 2010) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement” in our consolidated statement of income for the year ended December 31, 2010.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
9. EARNINGS (LOSS) PER SHARE
Earnings (loss) per common share (“EPS”) data was computed as follows:

	Year Ended December 31,
(in thousands of U.S. dollars, except per share data)	2010	2009	2008

Net earnings (loss)	$385,405	$66,768	$(209,652)

Basic EPS:
Weighted average common shares outstanding	49,140	48,129	47,977

Net earnings (loss) per common share, basic	$7.84	$1.39	$(4.37)

Diluted EPS:
Weighted average common shares outstanding	49,140	48,129	47,977
Shares issued on assumed exercise of dilutive options	8,178	3,490	—
Shares purchased with assumed proceeds of options and unearned restricted shares	(5,370)	(2,363)	—
Shares contingently issuable	9	14	—

Shares applicable to diluted earnings	51,957	49,270	47,977

Net earnings (loss) per common share, diluted	$7.42	$1.36	$(4.37)

Unexercised employee stock options to purchase 1.4 million shares, 7.1 million shares, and 8.4 million shares of Valassis’ common stock as of December 31, 2010, 2009 and 2008, respectively, were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during the respective periods.
10. STOCK-BASED COMPENSATION PLANS
The 2008 Omnibus Incentive Compensation Plan authorizes 7.3 million shares to be issued by way of stock options, stock appreciation rights, restricted stock, restricted stock units or other equity-based awards. Stock options must be awarded at exercise prices at least equal to the fair market value of the shares on the date of grant and expire not later than 10 years from the date of grant, with vesting terms ranging from six months to five years from the date of grant. The 2008 Omnibus Incentive Compensation Plan was approved by our shareholders on April 24, 2008 as a successor to the:
•	2002 Long-Term Incentive Plan, as amended;
•	Broad-based Incentive Plan, as amended;
•	2005 Executive Restricted Stock Plan; and
•	2005 Employee and Director Restricted Stock Award Plan.
Although awards remain outstanding under these predecessor plans, no additional awards may be granted under these plans commencing with the approval of the 2008 Omnibus Incentive Compensation Plan. In addition, substantially all shares available under the ADVO, Inc. 2006 Incentive Compensation Plan, which we assumed as part of the March 2007 acquisition, were transferred to the 2008 Omnibus Incentive Compensation Plan.
At December 31, 2010, there were outstanding stock options held by 1,516 participants for the purchase of 9,157,633 shares of our common stock and there were 990,833 shares available for grant under the 2008 Omnibus Incentive Compensation Plan.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
A summary of Valassis’ stock option activity for the year ended December 31, 2010, is as follows:

			Remaining	Aggregate
		Weighted Average per	Contractual Life	Intrinsic Value
	Shares	Share Exercise Price	(in years)	($ in millions)
Outstanding at beginning of year	9,703,940	$18.31
Granted	2,818,998	$22.68
Exercised	(3,044,693)	$16.31
Forfeited/Expired	(320,612)	$28.70

Outstanding at end of year	9,157,633	$19.96	5.51	$117.6

Options exercisable at year end	5,203,363	$22.69	3.80	$53.3

Options expected to vest	3,682,076	$16.55	7.72	$59.2

The intrinsic value of options exercised (the amount by which the market price of the Company’s stock on the date of exercise exceeded the exercise price) was $47.0 million, $9.4 million and negligible for the years ended December 31, 2010, 2009 and 2008, respectively.
The weighted average fair value per option at date of grant during the years ended December 31, 2010, 2009 and 2008 was $11.89, $0.86 and $4.80, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Year Ended December 31,
	2010	2009	2008

Expected option life	4.9 years	5.8 years	5.5 years
Expected annual voltility	61%	59%	36%
Risk-free interest rate	2.6%	1.8%	3.0%
Dividend yield	0%	0%	0%
A summary of restricted stock activity for the year ended December 31, 2010 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at beginning of year	151,300	$10.11
Granted	289,900	$30.93
Vested	(106,232)	$11.18
Forfeited	(1,746)	$15.79

Non-vested at end of year	333,222	$27.98

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Total stock-based compensation expense was $32.1 million, $7.1 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in stock-based compensation expense for the year ended December 31, 2010 resulted from the following:
•	The accelerated recognition of previously unrecognized stock-based compensation expense related to the appreciation of our stock price, which triggered the accelerated vesting of certain executives’ stock options and the immediate recognition of related stock-based compensation expense;
•	Our modification of outstanding stock option and restricted stock awards to employees and directors to provide for the continued vesting and exercisability in accordance with the terms as originally granted of any outstanding stock options or restricted stock awards held by a grantee, if the grantee has satisfied specified service and age requirements at the time the grantee’s employment or directorship with the Company terminates. As a result of this modification, we recognized previously unrecognized compensation expense that we would have been required to expense in future periods related to grantees who have met or will meet the specified service and age requirements prior to the original vesting date. The fair value of outstanding awards did not change based on the modified terms; and
•	In recent years, annual stock awards were granted to executives on January 1st. However, the 2011 stock awards were granted as of the close of the trading day on December 14, 2010, the date of approval of the awards by the Compensation/Stock Option Committee of our Board of Directors.
As of December 31, 2010, there was a total of $19.0 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, which is expected to be recognized over a weighted average period of approximately two years.
11. DERIVATIVE FINANCIAL INSTRUMENTS
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
We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness did not have a material impact on operations for 2010, 2009 or 2008.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Derivatives financial instruments are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheets. The notional amounts and fair values of the derivative instruments measured on a recurring basis in the consolidated balance sheets were as follows:

	Notional Amounts		Fair Value
	December 31,	December 31,	December 31,	December 31,
(in millions of U.S. Dollars)	2010	2009	2010	2009	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$300.0	$300.0	$(4.6)	$0.8	Other non-current liabilities/Other assets
Foreign Exchange Contracts	—	2.7	—	—	Prepaid expenses and other

	300.0	302.7	(4.6)	0.8
Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts	—	447.2	—	(19.8)	Accrued expenses
Foreign Exchange Contracts	11.4	6.9	0.7	0.4	Prepaid expenses and other

	11.4	454.1	0.7	(19.4)

Total derivatives	$311.4	$756.8	$(3.9)	$(18.6)

The following table summarizes the impact of derivative instruments on the consolidated financial statements:

	Year Ended December 31,
	2010	2009	2010	2009		2010	2009
						Amount of Pre-Tax
	Amount of Pre-Tax Gain		Amount of Pre-Tax Gain			Gain (Loss) Reclassified
	(Loss) Recognized in		(Loss) Recognized in OCI on			from AOCI into
(in millions of U.S. Dollars)	Earnings on Derivatives		Derivatives			Earnings
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$—	$—	$(5.4)	$0.8		$—	$—
Foreign Exchange Contracts		—	—	—		—	(1.6)

	$—	$—	$(5.4)	$0.8		$—	$(1.6)

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts (a)	$(1.4)	$9.5	$—	$2.6	(c)	$(17.3)	$(14.6)
Foreign Exchange Contracts (b)	0.3	0.4	—	—		—	—

	$(1.1)	$9.9	$—	$2.6		$(17.3)	$(14.6)

(a)	Recognized in Interest expense

(b)	Recognized in Cost of products sold

(c)	Represents amount recognized in OCI during the first quarter of 2009 related to interest rate swaps for which hedge accounting was discontinued on April 1, 2009; however, these derivative financial instruments were effective as cash flow hedges until that date.
Interest Rates — During the second quarter of 2007, we entered into two interest rate swap agreements with an aggregate notional principal amount of $480.0 million, which expired on December 31, 2010. These interest rate swaps effectively fixed three-month LIBOR at 5.045%, for a then-effective interest rate of 6.795%, including the applicable margin, for $480.0 million of our variable rate debt under our senior secured credit facility. We initially designated the swaps as hedging instruments through March 31, 2009 and recorded changes in the fair value of these interest rate swaps as a component of accumulated other comprehensive income.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps were amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010. As a result of the reduced notional amount of the swaps, three-month LIBOR was effectively fixed at 5.026%, for a then-effective interest rate of 6.776%, including the applicable margin.
On April 1, 2009, we elected to change the interest rate on our variable rate debt under our senior secured credit facility from three-month LIBOR to one-month LIBOR. This election was in place for the quarters ended June 30, 2009 and September 30, 2009, after which we elected to revert to the three-month LIBOR interest rate. In conjunction with the initial interest rate change from three-month LIBOR to one-month LIBOR, we discontinued cash flow hedge accounting treatment for the interest rate swap agreements effective April 1, 2009. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive loss were amortized to interest expense, and any subsequent changes in the fair value of the swaps were recognized in earnings as a component of interest expense until the swaps expired on December 31, 2010.
On December 17, 2009, we entered into an interest rate swap agreement, effective as of December 31, 2010, with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, for an effective rate of 4.255%, including the applicable margin, for $300.0 million of our variable rate debt under our senior secured credit facility. The effective date of this agreement corresponds to the expiration date of the existing interest rate swap agreements described above. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap is designated as and qualifies as a cash flow hedge.
Foreign Currency — The functional currencies for our foreign operations are the applicable local currencies. Accounts of foreign operations are translated into U.S. dollars using the spot rate of the local currency on the balance sheet date for assets and liabilities and average monthly exchange rates for revenues and expenses. Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under forward foreign exchange contracts to stabilize the cost of production. Certain of our Mexican peso forward exchange contracts were originally designated as cash flow hedges upon inception and, accordingly, the effective portion of any fair value change was recorded as a component of other comprehensive loss and any ineffective portion was reflected in the statement of income. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2010, we had commitments to purchase $10.8 million in Mexican pesos and $0.6 million in Polish zlotys over the next twelve months.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, we may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.
FASB ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that distinguishes between assumptions based on market data, referred to as observable inputs, and our assumptions, referred to as unobservable inputs. Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:
•	Level 1: Quoted market prices in active markets for identical assets and liabilities;
•	Level 2: Inputs other than level 1 inputs that are either directly or indirectly observable; and
•	Level 3: Unobservable inputs developed using internal estimates and assumptions, which reflect those that market participants would use.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2010:

	Fair Value Measurements
		Quoted Prices in		Significant
	Asset/	Active Markets for	Significant Other	Unobservable
	(Liability)	Identical Assets	Observable Inputs	Inputs
(in millions of U.S. dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap Contracts	$(4.6)	$—	$(4.6)	$—
Foreign Exchange Contracts	0.7	—	0.7	—

Total	$(3.9)	$—	$(3.9)	$—

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2009:

	Fair Value Measurements
		Quoted Prices in		Significant
	Asset/	Active Markets for	Significant Other	Unobservable
	(Liability)	Identical Assets	Observable Inputs	Inputs
(in millions of U.S. dollars)	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swap Contracts	$(19.0)	$—	$(19.0)	$—
Other Assets — Warrants	$0.7		$0.7
Foreign Exchange Contracts	0.4	—	0.4	—

Total	$(17.9)	$—	$(17.9)	$—

The fair value of our interest rate swaps is determined based on third party valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The fair value of warrants is determined based on underlying quoted stock price and associated implied volatility. The fair value of our foreign exchange contracts is based on observable foreign exchange forward contract rates.
The estimated fair market value of our debt was $10.6 million above and $18.4 million below carrying value as of December 31, 2010 and December 31, 2009, respectively. Our 2015 Notes are traded in the market and are classified as a Level 1 measurement with the fair value determined based on the quoted active market values. Our Senior Secured Term Loan B and Senior Secured Delayed Draw Term Loan are classified as a Level 2 measurement as these securities are not traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities.
The carrying amounts of cash and cash equivalents and accruals approximate fair value because of the near-term maturity of these instruments.
13. REPURCHASES OF COMMON STOCK
During the year ended December 31, 2010, we repurchased 1,733,672 shares of our common stock at an aggregate cost of $58.2 million under share repurchase programs, which were suspended in February 2006 and reinstated on May 6, 2010. During the year ended December 31, 2010, share repurchases were limited by our senior secured credit facility to an aggregate amount of $58.4 million. We did not repurchase any shares during the years ended December 31, 2009 and 2008. As of December 31, 2010, we had authorization to repurchase an additional 4.4 million shares of our common stock under the share repurchase program approved by our Board of Directors on August 25, 2005.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
14. SEGMENT REPORTING
Our segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Neighborhood Targeted and Free-standing Inserts (“FSI”). All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include NCH Marketing Services, Inc., direct mail, software analytics, security services, digital and in-store. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-maker. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.
The accounting policies of the segments are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies. We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or infrequently occurring items. A reconciliation of total segment profit to earnings (loss) from operations is provided below. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

	Year Ended December 31,
				International,
		Neighborhood		Digital Media &
(in millions of U.S. dollars)	Shared Mail	Targeted	FSI	Services	Total
2010
Revenues from external customers	$1,307.2	$479.9	$367.6	$178.8	$2,333.5
Intersegment revenues	16.8	27.6	39.7	0.4	84.5
Depreciation/amortization	41.0	4.3	12.8	3.3	61.4
Segment profit	$156.8	$20.6	$24.9	$22.7	$225.0

2009
Revenues from external customers	$1,279.1	$444.7	$361.4	$159.0	$2,244.2
Intersegment revenues	18.6	26.1	37.0	1.6	83.3
Depreciation/amortization	49.2	4.1	12.0	2.5	67.8
Segment profit	$110.2	$36.3	$11.5	$25.0	$183.0

2008
Revenues from external customers	$1,370.8	$469.2	$370.2	$171.7	$2,381.9
Intersegment revenues	14.1	22.0	39.3	0.4	75.8
Depreciation/amortization	51.7	2.4	12.9	2.4	69.4
Segment profit	$89.8	$38.8	$1.8	$0.6	$131.0
The following table provides a reconciliation of total segment profit to earnings (loss) from operations:

	Year Ended December 31,
(in millions of U.S. dollars)	2010	2009	2008

Total segment profit	$225.0	$183.0	$131.0
Unallocated amounts:
Impairment charge	—	—	(245.7)
Gain from litigation settlement	490.1	—	—

Earnings (loss) from operations	$715.1	$183.0	$(114.7)

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Domestic and foreign revenues were as follows:

	Year Ended December 31,
(in millions of U.S. dollars)	2010	2009	2008

United States	$2,282.0	$2,193.0	$2,310.9
Foreign	51.5	51.2	71.0

	$2,333.5	$2,244.2	$2,381.9

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	December 31,
(in millions of U.S. dollars)	2010	2009

United States	$166.8	$188.2
Foreign	8.8	9.7

	$175.6	$197.9

15. SUBSEQUENT EVENTS
2021 Notes Offering and 2015 Notes Tender Offer
On January 28, 2011, we completed the private placement of $260 million aggregate principal amount of unsecured 6 5/8% senior notes due 2021 (the “2021 Notes”). We used the net proceeds from the 2021 Notes to fund the purchase of approximately $206.3 million of our outstanding 2015 Notes pursuant to a tender offer at a weighted average price of $1,044.10 per $1,000.00 principal amount plus accrued and unpaid interest. Additionally, on January 28, 2011, we issued a notice to redeem the remaining outstanding $35.9 million aggregate principal amount of our 2015 Notes on March 1, 2011 at the price of $1,041.25 per $1,000.00 principal amount plus accrued and unpaid interest. We will recognize a pre-tax loss on extinguishment of debt of approximately $13.4 million during the first quarter of 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs. In addition, debt issuance costs of approximately $4.8 million will be capitalized in the first quarter of 2011 and will be amortized over the term of the 2021 Notes.
Ultimate Electronics Bankruptcy
On January 26, 2011, Ultimate Acquisition Partners, L.P. (parent company of Ultimate Electronics, a Valassis client) filed for Chapter 11 bankruptcy. As a result of this development, we recorded additional bad debt expense of $4.5 million for the year ended December 31, 2010 related to amounts receivable from Ultimate Electronics as of December 31, 2010.
16. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables present the condensed consolidating balance sheets as of December 31, 2010 and 2009, and the related condensed consolidating statements of income and of cash flows for the years ended December 31, 2010, 2009 and 2008. As a result of combining our general ledgers of record into an existing, single general ledger module within our enterprise resource planning system during the year ended December 31, 2010, the condensed consolidating financial statements as of and for the year ended December 31, 2010 below reflect certain intercompany receivables, payables, revenues, and costs and expenses between the Parent Company and the Guarantor Subsidiaries differently than the comparative, historical periods presented herein. Although it is not practicable to reclassify the amounts presented for the comparative, historical periods to reflect these changes in presentation, if such reclassifications could be made they would have no effect on any of the “Consolidated Total” amounts included below and would have no effect on the net assets or net income of the Parent Company or the Non-Guarantor Subsidiaries.
Condensed Consolidating Balance Sheet
December 31, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$211,933	$8,026	$25,976	$—	$245,935
Accounts receivable, net	175,115	259,001	25,836	—	459,952
Inventories	33,305	8,679	3	—	41,987
Prepaid expenses and other	278,489	630,972	2,083	(872,887)	38,657

Total current assets	698,842	906,678	53,898	(872,887)	786,531

Property, plant and equipment, net	31,475	142,006	2,086	—	175,567
Goodwill and other intangible assets, net	42,745	820,554	6,989	—	870,288
Investments	400,404	12,486	—	(409,744)	3,146
Intercompany loan and note receivable/payable	479,365	(460,369)	(18,996)	—	—
Other assets	6,982	3,130	14	—	10,126

Total assets	$1,659,813	$1,424,485	$43,991	$(1,282,631)	$1,845,658

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$7,058	$—	$—	$—	$7,058
Accounts payable and intercompany payable	323,277	866,614	12,598	(872,887)	329,602
Progress billings	26,353	11,751	14,897	—	53,001
Accrued expenses	51,035	41,300	7,277	—	99,612

Total current liabilities	407,723	919,665	34,772	(872,887)	489,273

Long-term debt	699,169	—	—	—	699,169
Deferred income taxes	(4,044)	86,804	(3,996)	—	78,764
Other non-current liabilities	28,081	19,575	1,912	—	49,568

Total liabilities	1,130,929	1,026,044	32,688	(872,887)	1,316,774
Stockholders’ equity	528,884	398,441	11,303	(409,744)	528,884

Total liabilities and stockholders’ equity	$1,659,813	$1,424,485	$43,991	$(1,282,631)	$1,845,658

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Condensed Consolidating Balance Sheet
December 31, 2009
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
Assets	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Current assets:
Cash and cash equivalents	$104,477	$7,614	$17,755	$—	$129,846
Accounts receivable, net	158,093	239,217	31,526	—	428,836
Inventories	33,082	7,390	—	—	40,472
Prepaid expenses and other	98,773	(18,583)	2,250	(45,394)	37,046
Income taxes refundable	63,989	(50,998)	(413)	—	12,578

Total current assets	458,414	184,640	51,118	(45,394)	648,778

Property, plant and equipment, net	30,500	164,468	2,933	—	197,901
Goodwill and other intangible assets, net	35,169	836,775	6,988	—	878,932
Investments	310,182	17,642	—	(325,526)	2,298
Intercompany loan and note receivable/payable	534,259	(524,540)	(9,719)	—	—
Other assets	10,795	5,314	4	—	16,113

Total assets	$1,379,319	$684,299	$51,324	$(370,920)	$1,744,022

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
Liabilities and Stockholders’ Equity	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Current liabilities:
Current portion, long-term debt	$6,197	$—	$—	$—	$6,197
Accounts payable and intercompany payable	174,701	190,317	18,796	(45,396)	338,418
Progress billings	25,242	6,796	8,494	—	40,532
Accrued expenses	58,634	59,812	9,212	—	127,658

Total current liabilities	264,774	256,925	36,502	(45,396)	512,805

Long-term debt	1,004,875	—	—	—	1,004,875
Deferred income taxes	(7,862)	99,770	(3,994)	—	87,914
Other non-current liabilities	19,671	18,542	2,354	—	40,567

Total liabilities	1,281,458	375,237	34,862	(45,396)	1,646,161
Stockholders’ equity	97,861	309,062	16,462	(325,524)	97,861

Total liabilities and stockholders’ equity	$1,379,319	$684,299	$51,324	$(370,920)	$1,744,022

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Condensed Consolidating Statement of Income
Year Ended December 31, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$946,595	$1,596,392	$70,498	$(279,973)	$2,333,512
Cost and expenses:
Cost of sales	765,807	1,097,018	49,343	(187,562)	1,724,606
Selling, general and administrative	153,294	295,677	14,704	(92,411)	371,264
Amortization expense	23	12,601	—	—	12,624

Total costs and expenses	919,124	1,405,296	64,047	(279,973)	2,108,494

Gain from litigation settlement, net	490,085	—	—	—	490,085

Earnings from operations	517,556	191,096	6,451	—	715,103

Other expenses and income:
Interest expense	64,904	—	—	—	64,904
Interest income	(589)	3	(67)	—	(653)
Intercompany interest	(56,786)	56,553	233	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other (income) expense, net	(2,217)	(3,244)	(215)	—	(5,676)

Total other expenses, net	29,185	53,312	(49)	—	82,448

Earnings (loss) before income taxes	488,371	137,784	6,500	—	632,655
Income tax expense	196,948	48,208	2,094	—	247,250
Equity in net earnings (loss) of subsidiaries	93,982	4,406	—	(98,388)	—

Net earnings (loss)	$385,405	$93,982	$4,406	$(98,388)	$385,405

Condensed Consolidating Statement of Income
Year Ended December 31, 2009
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$801,219	$1,473,551	$69,595	$(100,117)	$2,244,248
Cost and expenses:
Cost of sales	632,619	1,111,526	49,624	(100,117)	1,693,652
Selling, general and administrative	126,695	214,364	13,874	—	354,933
Amortization expense	23	12,601	—	—	12,624

Total costs and expenses	759,337	1,338,491	63,498	(100,117)	2,061,209

Earnings from operations	41,882	135,060	6,097	—	183,039

Other expenses and income:
Interest expense	87,041	—	—	—	87,041
Interest income	(467)	(12)	(67)	—	(546)
Intercompany interest	(69,556)	69,241	315	—	—
Gain on extinguishment of debt	(10,028)	—	—	—	(10,028)
Other (income) expense, net	(1,931)	(3,337)	897	—	(4,371)

Total other expenses, net	5,059	65,892	1,145	—	72,096

Earnings before income taxes	36,823	69,168	4,952	—	110,943
Income tax expense	18,430	24,506	1,239	—	44,175
Equity in net earnings (loss) of subsidiaries	48,375	3,713	—	(52,088)	—

Net earnings (loss)	$66,768	$48,375	$3,713	$(52,088)	$66,768

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Condensed Consolidating Statement of Income
Year Ended December 31, 2008
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$828,818	$1,557,851	$89,382	$(94,144)	$2,381,907
Cost and expenses:
Cost of sales	663,747	1,216,798	69,493	(94,144)	1,855,894
Selling, general and administrative	126,849	237,912	21,065	—	385,826
Amortization of intangible assets	222	9,001	—	—	9,223
Impairment charge	17,993	227,707	—	—	245,700

Total costs and expenses	808,811	1,691,418	90,558	(94,144)	2,496,643

Earnings (loss) from operations	20,007	(133,567)	(1,176)	—	(114,736)

Other expenses and income:
Interest expense	98,895	—	8	—	98,903
Interest income	(1,924)	(428)	(561)	—	(2,913)
Intercompany interest	(71,985)	71,985	—	—	—
Other (income) expense, net	7,291	(13,855)	11,675	—	5,111

Total other expenses, net	32,277	57,702	11,122	—	101,101

Loss before income taxes	(12,270)	(191,269)	(12,298)	—	(215,837)
Income tax (benefit) expense	(7,351)	230	936	—	(6,185)
Equity in net earnings (loss) of subsidiaries	(204,733)	(13,234)	—	217,967	—

Net earnings (loss)	$(209,652)	$(204,733)	$(13,234)	$217,967	$(209,652)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Net cash provided by operating activities	$315,019	$139,822	$8,485	$—	$463,326
Cash flows from investing activities:
Additions to property, plant and equipment	(12,282)	(14,064)	(332)	—	(26,678)
Additions of intangible assets	(7,582)	—	—	—	(7,582)
Proceeds from sales of property, plant and equipment and available-for-sale securities	564	—	—	—	564

Net cash used in investing activities	(19,300)	(14,064)	(332)	—	(33,696)

Cash flows from financing activities:
Repayment of long-term debt	(304,845)	—	—	—	(304,845)
Repurchase of common stock	(58,225)	—	—	—	(58,225)
Proceeds from issuance of common stock	49,461	—	—	—	49,461
Cash provided by (used in) intercompany activity	125,346	(125,346)	—	—	—

Net cash provided by (used in) financing activities	(188,263)	(125,346)	—	—	(313,609)

Effect of exchange rate changes on cash	—	—	68	—	68

Net increase in cash and cash equivalents	107,456	412	8,221	—	116,089
Cash and cash equivalents at beginning of year	104,477	7,614	17,755	—	129,846

Cash and cash equivalents at end of year	$211,933	$8,026	$25,976	$—	$245,935

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Net cash provided (used in) by operating activities	$60,031	$138,884	$(1,502)	$—	$197,413
Cash flows from investing activities:
Additions to property, plant and equipment	(7,321)	(11,028)	(755)	—	(19,104)
Proceeds from sales of property, plant and equipment	—	96	—	—	96

Net cash used in investing activities	(7,321)	(10,932)	(755)	—	(19,008)

Cash flows from financing activities:
Borrowings of long-term debt	20,000	—	—	—	20,000
Other debt related payments	(1,335)	—	—	—	(1,335)
Proceeds from issuance of common stock	4,520	—	—	—	4,520
Repayment of long-term debt	(200,134)	—	—	—	(200,134)
Cash provided by (used in) intercompany activity	126,275	(126,275)	—	—	—

Net cash used in financing activities	(50,674)	(126,275)	—	—	(176,949)

Effect of exchange rate changes on cash	—	—	1,834	—	1,834
Net increase (decrease) in cash and cash equivalents	2,036	1,677	(423)	—	3,290
Cash and cash equivalents at beginning of the year	102,441	5,937	18,178	—	126,556

Cash and cash equivalents at end of the year	$104,477	$7,614	$17,755	$—	$129,846

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(8,403)	$109,874	$(5,214)	$—	$96,257
Cash flows from investing activities:
Additions to property, plant and equipment	(13,860)	(8,785)	(2,014)	—	(24,659)
Proceeds from sales of property, plant and equipment	—	28,897	4,226	—	33,123
Proceeds from sale of French business	—	—	3,605	—	3,605

Net cash provided by (used in) investing activities	(13,860)	20,112	5,817	—	12,069

Cash flows from financing activities:
Borrowings of long-term debt	160,000	—	—	—	160,000
Repayment of long-term debt	(268,008)	—	—	—	(268,008)
Proceeds from issuance of common stock	29	—	—	—	29
Cash provided by (used in) intercompany activity	228,084	(219,803)	(8,281)	—	—

Net cash provided by (used in) financing activities	120,105	(219,803)	(8,281)	—	(107,979)

Effect of exchange rate changes on cash	—	—	970	—	970
Net increase (decrease) in cash and cash equivalents	97,842	(89,817)	(6,708)	—	1,317
Cash and cash equivalents at beginning of year	4,599	95,754	24,886	—	125,239

Cash and cash equivalents at end of year	$102,441	$5,937	$18,178	$—	$126,556

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements—(Continued)
17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2010, 2009 and 2008.

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31, 2010		June 30, 2010		September 30, 2010	December 31, 2010
Revenues	$550.0		$580.0		$572.4	$631.1
Cost of sales	$403.4		$423.8		$421.5	$475.9
Gross profit	$146.6		$156.2		$150.9	$155.2
Net earnings	$322.5	(a)	$11.1	(b)	$27.0	$24.8
Net earnings per common share, diluted	$6.26	(a)	$0.21	(b)	$0.52	$0.47

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31, 2009		June 30, 2009		September 30, 2009	December 31, 2009
Revenues	$551.2		$544.0		$544.1	$605.0
Cost of sales	$427.5		$410.0		$407.6	$448.5
Gross profit	$123.7		$134.0		$136.5	$156.5
Net earnings (c)	$13.0		$15.9		$13.8	$24.0
Net earnings per common share, diluted (c)	$0.27		$0.33		$0.28	$0.48

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31, 2008		June 30, 2008		September 30, 2008	December 31, 2008
Revenues	$597.1		$594.9		$563.7	$626.2
Cost of sales	$455.4		$461.0		$453.0	$486.5
Gross profit	$141.7		$133.9		$110.7	$139.7
Net earnings	$10.9		$6.6		$(5.2)	$(222.0)	(d)
Net earnings per common share, diluted	$0.23		$0.14		$(0.11)	$(4.63)	(d)

(a)	Includes a $301.4 million gain on litigation settlement, net of tax and related payments, associated with the News America litigation settlement proceeds. For further information, see Note 8, Gain from Litigation Settlement.

(b)	Includes a $14.7 million loss on extinguishment of debt, net of tax, related to our tender offer and open market repurchases of $297.8 million aggregate principal amount of our 8 1/4% Senior Notes due 2015. For further information, see Note 3, Long-Term Debt.

(c)	Includes a $6.2 million gain on extinguishment of debt, net of tax, related to our repurchases of an aggregate principal amount of $133.5 million of outstanding term loans under our senior secured credit facility. For further information, see Note 3, Long-Term Debt.

(d)	Includes a $223.4 million non-cash impairment charge, net of tax, related to the carrying value of the goodwill and intangible assets associated with the Shared Mail and International, Digital Media & Services segments. For further information regarding the impairment charge, see Note 2, Goodwill and Other Intangible Assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Valassis Communications, Inc.
Livonia, Michigan
We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Valassis Communications, Inc.
Livonia, Michigan
We have audited the internal control over financial reporting of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 1, 2011

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
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Our management conducted an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2010. Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this report as we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that we will consider recommendations from shareholders of candidates for election as a member of our board of directors and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by our shareholders.
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer and our Corporate Controller. The text of this Code is available on the Internet in the “Investors/Corporate Governance” section of our Web site at www.valassis.com. We will disclose any future amendments to, or waivers from, certain provisions of this code on our Website following such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Compensation/Stock Option Committee Report on Executive Compensation.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:
•	Consolidated Balance Sheets as of December 31, 2010 and 2009;

•	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2010, 2009 and 2008:
•	Schedule II: Valuation and Qualifying Accounts (Page S-2)
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits. The Exhibits on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
VALASSIS COMMUNICATIONS, INC.

By:	/s/Alan F. Schultz	March 1, 2011

	Alan F. Schultz, President and Chief Executive Officer	Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan F. Schultz Alan F. Schultz	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ Robert L. Recchia Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2011

/s/ Joseph B. Anderson Joseph B. Anderson	Director	March 1, 2011

/s/ Patrick F. Brennan Patrick F. Brennan	Director	March 1, 2011

/s/ Kenneth V. Darish Kenneth V. Darish	Director	March 1, 2011

/s/ Walter H. Ku Walter H. Ku	Director	March 1, 2011

/s/ Thomas J. Reddin Thomas J. Reddin	Director	March 1, 2011

/s/ Wallace S. Snyder Wallace S. Snyder	Director	March 1, 2011

/s/ Faith Whittlesey Faith Whittlesey	Director	March 1, 2011

Schedule II
VALASSIS COMMUNICATIONS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
(in thousands of U.S. dollars)	Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts (deducted from accounts receivable):
Year ended December 31, 2010	$7,593	$10,138	$5,618	$12,113
Year ended December 31, 2009	$9,887	$5,732	$8,026	$7,593
Year ended December 31, 2008	$16,460	$8,602	$15,175	$9,887

(1)       Accounts deemed to be uncollectible.

EXHIBIT INDEX

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 10, 2006).

2.2	Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 20, 2006).

3.1	Restated Certificate of Incorporation of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) filed on January 21, 1992).

3.2	Amended and Restated By-laws of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 5, 2008).

4.1	Certificate of Designations of Preferred Stock of Valassis filed with the Office of the Secretary of State of Delaware on September 21, 1999 (incorporated by reference to Exhibit 4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 23, 1999).

4.2	Indenture dated as of May 22, 2003, between Valassis and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (SEC File No. 333-107787) filed August 8, 2003).

4.3	First Supplemental Indenture, dated as of March 2, 2007, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.4	Indenture, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.5	First Supplemental Indenture, dated as of April 20, 2009, by and among Valassis, Valassis In-Store Solutions, Inc., Perimeter Marketing Company and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2009 filed on May 8, 2009).

4.6	Second Supplemental Indenture, dated as of October 19, 2010, by and among Valassis, VC Holdings, LLC and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2010 filed on November 8, 2010).

4.7	Third Supplemental Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

4.8	Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

Exhibit Number

4.9	Registration Rights Agreement, dated as of January 28, 2011, by an among Valassis, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

10.1*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.1(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ Form 10-K) (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.1(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1996 filed on March 27, 1997).

10.1(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.1(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.1(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.1(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 21, 2001 filed on March 29, 2002).

10.1(g)*	Amendment to Employment Agreement of Robert L. Recchia dated July 8, 2002 (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.1(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.1(i)*	Amendment to Employment Agreement of Robert L. Recchia dated as of May 24, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.1(j)*	Amendment to Employment Agreement of Robert L. Recchia dated as of December 23, 2008 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

Exhibit Number

10.2*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.2(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.2(h)*	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.2(i)*	Amendment to Employment Agreement of Richard P. Herpich dated May 13, 2002 (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(j)*	Amendment to Employment Agreement of Richard P. Herpich dated July 8, 2002 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.2(l)*	Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2007 filed on May 10, 2007).

Exhibit Number
10.2(m)*	Amendment to Employment Agreement of Richard P. Herpich dated as of December 23, 2008 (incorporated by reference to Exhibit 10.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.2(n)*	Amendment to Employment Agreement of Richard P. Herpich dated as of December 31, 2009 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.3*	Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated March 18, 1992 (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.3(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated January 3, 1995 (incorporated by reference to Exhibit 10.16(a) to Valassis’ Form 10-K (SEC File No. 001-10991) for the transition period of July 1, 1994 to December 31, 1994 filed on March 31, 1995).

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 1998 filed on November 12, 1998).

10.3(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.3(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.3(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.3(g)*	Amendment to Employment Agreement of Alan F. Schultz dated June 26, 2002 (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.3(i)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 28, 2007).

10.3(j)*	Amendment to Employment Agreement of Alan F. Schultz dated May 12, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 13, 2008).

10.3(k)*	Amendment to Employment Agreement of Alan F. Schultz dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

Exhibit Number
10.4*	Employment Agreement dated September 28, 2009, between Brian J. Husselbee, NCH Marketing Services, Inc. and Valassis (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 30, 2009).

10.4(a)*	Amendment to Employment Agreement of Brian J. Husselbee dated December 31, 2009 (incorporated by reference to Exhibit 10.3 to Valassis’ From 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.5	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 1996 filed on August 14, 1996).

10.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 25, 1996).

10.7*	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.8*	Employment Agreement dated March 18, 1992, between William F. Hogg, Jr. and Valassis (incorporated by reference to Exhibit 10.23 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(a)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 22, 1995 (incorporated by reference to Exhibit 10.23(a) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(b)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 20, 1997 (incorporated by reference to Exhibit 10.23(b) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(c)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 1998 (incorporated by reference to Exhibit 10.23(c) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(d)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 5, 2001 (incorporated by reference to Exhibit 10.23(d) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(e)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 11, 2002 (incorporated by reference to Exhibit 10.23(e) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(f)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated July 8, 2002 (incorporated by reference to Exhibit 10.23(f) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.8(g)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 10, 2005 (incorporated by reference to Exhibit 10.23(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.8(h)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated January 17, 2006 (incorporated by reference to Exhibit 10.23(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2005 filed on March 14, 2006).

Exhibit Number
10.8(i)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated as of May 24, 2007 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.8(j)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 23, 2008 (incorporated by reference to Exhibit 10.5 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.8(k)*	Amendment to Employment Agreement of William F. Hogg, Jr. dated December 31, 2009 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.9*	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(b)*	Second Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.9(c)*	Third Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated July 8, 2010 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 9, 2010).

10.10*	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 15, 2002).

10.11*	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ Form 10-K (SEC File No. 001 10991) for the year ended December 31, 2002 filed on March 25, 2003).

10.12*	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.13*	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.14	Credit Agreement, dated as of March 2, 2007, by and among Valassis, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.15	First Amendment to Credit Agreement, dated as of January 22, 2009, by and among Valassis, the several lenders parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 27, 2009).

10.16	Second Amendment to Credit Agreement, dated as of April 15, 2010, by and among Valassis, the several lender parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on April 16, 2010).

Exhibit Number
10.17	Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.18*	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-142661) filed on May 7, 2007).

10.19	Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.20	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.21	Assignment Agreement among IBM, ADVO, Inc. and Valassis (incorporated by reference to Exhibit 10.2 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2008 filed on November 10, 2008).

10.22	Valassis’ Summary of Non-Employee Director Compensation.

10.23	Purchase and Sale Agreement, dated March 19, 2008, between Valassis Direct Mail, Inc. and Siro II, LLC, as amended (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.24	One Targeting Centre Lease, dated June 19, 2008, by and between 1 Targeting Centre LLC, Smith CT 3, LLC, Smith CT 4, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.25	235 Great Pond Lease, dated June 19, 2008, by and between 235 Great Pond, LLC, Smith CT 7, LLC, Smith CT 8, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.26*	Valassis Communications, Inc. 2008 Senior Executives Semi-Annual Bonus Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

10.27*	Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

10.28*	Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2010 filed on May 7, 2010).

Exhibit Number
10.29*	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2010 filed on May 7, 2008).

10.30*	Form of Performance-Based Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan.

10.31	Settlement Agreement and Release, dated as of February 4, 2010, between Valassis Communications, Inc. and News America Incorporated (a/k/a News America Marketing Group), News America Marketing FSI, LLC (successor in interest to News America Marketing FSI, Inc.) and News America Marketing In-Store Services, LLC (successor in interest to News America Marketing In-Store Services, Inc.) (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 8, 2010).

12.1	Statements of Computation of Ratios.

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification from Alan F. Schultz.

31.2	Section 302 Certification from Robert L. Recchia.

32.1	Section 906 Certification from Alan F. Schultz.

32.2	Section 906 Certification from Robert L. Recchia.

*	Constitutes a management contract or compensatory plan or arrangement.