Form 10-Q
period 2011-03-31
VALASSIS COMMUNICATIONS INC
filed 2011-05-10
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-10991
VALASSIS COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-2760940
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):
Yes ☑       No ☐
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
Yes ☐       No ☑
As of May 2, 2011, there were 49,135,044 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands)
(unaudited)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$230,191	$245,935
Accounts receivable, net (Note 1)	405,592	459,952
Inventories (Note 1)	39,653	41,987
Prepaid expenses and other	36,850	38,657

Total current assets	712,286	786,531
Property, plant and equipment, net (Note 1)	168,100	175,567
Goodwill (Note 2)	636,471	636,471
Other intangible assets, net (Note 2)	230,661	233,817
Other assets	14,793	13,272

Total assets	$1,762,311	$1,845,658

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$7,055	$7,058
Accounts payable	285,687	329,602
Progress billings	45,746	53,001
Accrued expenses (Note 4)	68,541	99,612

Total current liabilities	407,029	489,273
Long-term debt (Note 3)	715,183	699,169
Deferred income taxes	79,122	78,764
Other non-current liabilities	47,458	49,568

Total liabilities	1,248,792	1,316,774

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,320,499 and 65,283,749 shares issued at March 31, 2011 and December 31, 2010, respectively; 49,024,633 and 50,361,749 shares outstanding at March 31, 2011 and December 31, 2010, respectively)	653	653
Additional paid-in capital	124,339	124,988
Retained earnings	929,547	908,136
Accumulated other comprehensive earnings	4,656	3,299
Treasury stock, at cost (16,295,866 and 14,922,000 shares at March 31, 2011 and December 31, 2010, respectively)	(545,676)	(508,192)

Total stockholders’ equity	513,519	528,884

Total liabilities and stockholders’ equity	$1,762,311	$1,845,658

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$546,979	$550,002

Costs and expenses:
Cost of sales	408,577	403,389
Selling, general and administrative	78,427	90,958
Amortization expense	3,156	3,156

Total costs and expenses	490,160	497,503
Gain from litigation settlement, net (Note 6)	0	490,085

Earnings from operations	56,819	542,584

Other expenses and income:
Interest expense	9,775	20,156
Interest income	(139)	(146)
Loss on extinguishment of debt (Note 3)	13,352	0
Other income, net	(876)	(1,790)

Total other expenses, net	22,112	18,220

Earnings before income taxes	34,707	524,364
Income tax expense	13,296	201,836

Net earnings	$21,411	$322,528

Net earnings per common share, basic (Note 7)	$0.43	$6.59

Net earnings per common share, diluted (Note 7)	$0.41	$6.26

Weighted-average common shares outstanding, basic (Note 7)	49,929	48,953

Weighted-average common shares outstanding, diluted (Note 7)	52,333	51,554

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$21,411	$322,528
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,729	15,520
Amortization of debt issuance costs	478	1,786
Provision for losses on accounts receivable	931	1,569
Loss on debt extinguishment	2,782	0
Loss on derivatives, net	1,076	358
Gain on equity investments	(1,032)	(1,332)
Stock-based compensation expense	1,912	5,891
Loss on sale of property, plant and equipment	40	33
Deferred income taxes	1,944	3,587
Changes in assets and liabilities:
Accounts receivable, net	53,429	14,276
Inventories	2,334	3,965
Prepaid expenses and other	1,351	(6,102)
Other assets	(320)	221
Other non-current liabilities	(2,320)	2,286
Accounts payable	(43,914)	(27,986)
Progress billings	(7,255)	(1,554)
Accrued expenses	(30,610)	162,300

Total adjustments	(3,445)	174,818

Net cash provided by operating activities	17,966	497,346

Cash flows from investing activities:
Additions to property, plant and equipment	(5,024)	(3,821)
Proceeds from sale of property, plant and equipment	20	36
Proceeds from sale of available-for-sale securities	1,494	0

Net cash used in investing activities	(3,510)	(3,785)

Cash flows from financing activities:
Borrowings of long-term debt	260,000	0
Repayments of long-term debt	(243,989)	(1,768)
Debt issuance costs	(4,880)	0
Repurchases of common stock	(45,530)	0
Proceeds from issuance of common stock	3,133	11,731

Net cash provided by (used in) financing activities	(31,266)	9,963

Effect of exchange rate changes on cash and cash equivalents	1,066	(364)
Net increase (decrease) in cash and cash equivalents	(15,744)	503,160
Cash and cash equivalents at beginning of period	245,935	129,846

Cash and cash equivalents at end of period	$230,191	$633,006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,819	$31,756
Cash paid during the period for income taxes	$8,445	$6,677
Non-cash financing activities:
Stock issued under stock-based compensation plans	$1,193	$1,239
See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” “we,” and “our”) Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $12.9 million and $12.1 million as of March 31, 2011 and December 31, 2010, respectively.
Income Taxes
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the condensed consolidated balance sheets consist of:

	March 31,	December 31,
(in thousands of U.S. dollars)	2011	2010

Raw materials	$25,106	$27,035
Work in progress	14,547	14,952

Inventories	$39,653	$41,987

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to Property, plant and equipment, net included on the condensed consolidated balance sheets:

		March 31,	December 31,
	Useful Lives	2011	2010
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,204	$7,195
Buildings, at cost	10 - 30	37,707	37,657
Machinery and equipment, at cost	3 - 20	227,803	225,762
Office furniture and equipment, at cost	3 - 10	224,653	221,804
Leasehold improvements, at cost	5 - 10	28,251	28,174

		525,618	520,592
Less accumulated depreciation		(357,518)	(345,025)

Property, plant and equipment, net		$168,100	$175,567

New Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The adoption of ASU 2009-13, applied prospectively for revenue arrangements entered into or materially modified beginning on or after January 1, 2011, did not have a material impact on our financial position or results of operations.
2. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill included on the condensed consolidated balance sheets consisted of:

	March 31,	December 31,
(in thousands of U.S. dollars)	2011	2010

Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	22,357	22,357
International, Digital Media & Services	74,605	74,605

Goodwill	$636,471	$636,471

The components of other intangible assets, net were as follows:

	March 31, 2011				December 31, 2010
				Weighted				Weighted
		Accum-		Average		Accum-		Average
		ulated		Remaining		ulated		Remaining
	Gross	Amort-	Net	Useful Life	Gross	Amort-	Net	Useful Life
(in thousands of U.S. dollars)	Amount	ization	Amount	(in years)	Amount	ization	Amount	(in years)

Amortizing intangible assets:
Mailing lists, non compete agreements and other	$48,037	$(8,377)	$39,660	14.8	$48,037	$(7,871)	$40,166	15.0
Customer relationships	140,000	(36,640)	103,360	9.7	140,000	(33,990)	106,010	10.0
Non-amortizing intangible assets:
Valassis name, tradenames, trademarks and other	87,641	—	87,641		87,641	—	87,641

Other intangible assets, net	$275,678	$(45,017)	$230,661		$275,678	$(41,861)	$233,817

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. LONG-TERM DEBT
Long-term debt included on the condensed consolidated balance sheets consisted of:

	March 31,	December 31,
(in thousands of U.S. dollars)	2011	2010

Senior Secured Revolving Credit Facility	$—	$—
Senior Secured Convertible Notes due 2033, net of discount	59	58
8 1/4% Senior Notes due 2015	—	242,224
6 5/8% Senior Notes due 2021	260,000	—
Senior Secured Term Loan B	346,248	347,723
Senior Secured Delayed Draw Term Loan	115,931	116,222

Total debt	722,238	706,227
Current portion long-term debt	7,055	7,058

Long-term debt	$715,183	$699,169

8 1/4% Senior Notes due 2015
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used a portion of the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes and the related consent payments pursuant to the tender offer and consent solicitation. We purchased approximately $206.3 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the tender offer and consent solicitation at a weighted average price of $1,044.10 per $1,000.00 principal amount plus accrued and unpaid interest. We also received consents from holders of the required majority of the principal amount of the 2015 Notes then outstanding to the proposed amendments to the 2015 Indenture and, together with our subsidiary guarantors and the trustee under the 2015 Indenture, entered into a supplemental indenture to the 2015 Indenture effecting the proposed amendments. On March 1, 2011, we redeemed the remaining outstanding $35.9 million aggregate principal amount of our 2015 Notes at the price of $1,041.25 per $1,000.00 principal amount plus accrued and unpaid interest. We recognized a pre-tax loss on extinguishment of debt of $13.4 million during the three months ended March 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
6 5/8% Senior Notes due 2021
On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2021 (the “2021 Notes”). The net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation as described above and the redemption of the remaining outstanding 2015 Notes. We capitalized related debt issuance costs of approximately $4.9 million, which will be amortized over the term of the 2021 Notes.
Interest on the 2021 Notes is payable every six months on February 1 and August 1, commencing August 1, 2011. The 2021 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.
The 2021 Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee (the “2021 Indenture”). Subject to a number of exceptions, the 2021 Indenture restricts our ability and the ability of our restricted subsidiaries (as defined in the 2021 Indenture) to incur or guarantee additional indebtedness, transfer or sell assets, make certain investments, pay dividends or make distributions or other restricted payments, create certain liens, merge or consolidate, repurchase stock, create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us and enter into transactions with affiliates.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Covenant Compliance
Subject to customary and otherwise agreed upon exceptions, our senior secured credit facility contains affirmative and negative covenants, which are described in our 2010 Form 10-K. Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00 and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), of 2.00:1.00. The following table shows the required and actual financial ratios under our senior secured credit facility as of March 31, 2011:

	Required Ratio	Actual Ratio

Maximum senior secured leverage ratio	No greater than 3.50:1.00	1.60:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	5.38:1.00
As of March 31, 2011, we are in compliance with all of our indenture and senior secured credit facility covenants.
Letters of Credit
As of March 31, 2011, we had total outstanding letters of credit of approximately $11.0 million.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

	March 31,	December 31,
(in thousands of U.S. dollars)	2011	2010

Accrued interest	$3,061	$6,710
Accrued compensation and benefits	27,641	57,781
Other accrued expenses	37,839	35,121

Accrued expenses	$68,541	$99,612

5. COMMITMENTS AND CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of March 31, 2011, we have recorded a liability of $10.3 million, reflecting our best estimate of our potential sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
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
During the three months ended March 31, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement filed with the SEC on March 31, 2011) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million were recorded as a separate line item “Gain from litigation settlement, net” in our condensed consolidated statement of income for the three months ended March 31, 2010.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. EARNINGS PER SHARE
Earnings per common share data were as follows:

	Three Months Ended
	March 31,
(in thousands of U.S. dollars, except per share data)	2011	2010

Net earnings	$21,411	$322,528

Weighted-average common shares outstanding, basic	49,929	48,953
Shares issued on exercise of dilutive options	6,693	7,346
Shares purchased with assumed proceeds of options and unearned restricted shares	(4,293)	(4,754)
Shares contingently issuable	4	9

Weighted-average common shares outstanding, diluted	52,333	51,554

Net earnings per common share, diluted	$0.41	$6.26

Unexercised employee stock options to purchase 2.6 million shares and 4.0 million shares of our common stock were excluded from the computations of net earnings per common share, diluted for the three months ended March 31, 2011 and March 31, 2010, respectively, because the options’ exercise prices were greater than the average market price of our common stock during the applicable periods.
8. COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income, both net of tax, are shown below:

	Three Months Ended
	March 31,
(in thousands of U.S. dollars)	2011	2010

Net earnings	$21,411	$322,528

Other comprehensive income:
Unrealized changes in fair value of cash flow hedges and available-for-sale securities	1,277	(1,327)
Realized losses on cash flow hedges reclassified from AOCI into earnings	(785)	—
Amortization of realized losses and unrealized changes in fair value of discontinued cash flow hedges	—	2,775
Foreign currency translation adjustment	865	(356)

Total comprehensive income	$22,768	$323,620

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
We are exposed to market risks arising from adverse changes in foreign exchange rates and interest rates. We manage these risks through a variety of strategies which include the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify or have not been designated as hedges and are marked to market through earnings. The notional amounts of derivative financial instruments and related fair values measured on a recurring basis and included in the condensed consolidated balance sheets were as follows:

	Notional Amounts		Fair Value
	March 31,	December 31,	March 31,	December 31,
(in millions of U.S. Dollars)	2011	2010	2011	2010	Balance Sheet Location

Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$260.0	$300.0	$(3.5)	$(4.6)	Other non-current liabilities
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	8.2	11.4	0.9	0.7	Prepaid expenses and other

Total derivative financial instruments	$268.2	$311.4	$(2.6)	$(3.9)

The fair values of our interest rate swap contract and foreign exchange contracts are determined based on third-party valuation models and observable foreign exchange forward contract rates, respectively, both of which represent Level 2 fair value inputs.
The following table summarizes the impact of derivative financial instruments on the condensed consolidated financial statements:

	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
			Amount of Pre-tax Gain		Amount of Pre-tax Loss
	Amount of Pre-tax Gain		(Loss) Recognized in		Reclassified from AOCI
(in millions of U.S. Dollars)	Recognized in Earnings		OCI		into Earnings

Derivatives designated as cash flow hedging instruments:
Interest rate swap contract (a)	$—	$—	$0.2	$(2.1)	$(1.3)	$—
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts (a)	$—	$4.1	$—	$—	$—	$(4.5)
Foreign exchange contracts (b)	0.2	0.8	—	—	—	—

	$0.2	$4.9	$—	$—	$—	$(4.5)

(a)	Recognized in Interest expense

(b)	Recognized in Cost of sales
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
We initially designated the swaps as hedging instruments and recorded changes in the fair value of these interest rate swaps as a component of accumulated other comprehensive income. We discontinued cash flow hedge accounting treatment for the interest rate swap agreements effective April 1, 2009. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive income were amortized to interest expense and subsequent changes in the fair value of the swaps were recognized in earnings as a component of interest expense until the swaps expired on December 31, 2010.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our senior secured credit facility. The effective date of this agreement was December 31, 2010. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap is designated as and qualifies as a cash flow hedge.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of March 31, 2011, we had a commitment to purchase $7.7 million in Mexican pesos and $0.5 million in Polish zlotys over the next nine months.
Long-Term Debt
The estimated fair market value of our long-term debt was $9.6 million below carrying value and $10.6 million above carrying value as of March 31, 2011 and December 31, 2010, respectively. Our 2021 Notes are traded in the market and are classified as a Level 1 measurement with the fair value determined based on the quoted active market prices. Our Senior Secured Term Loan B and Senior Secured Delayed Draw Term Loan are classified as Level 2 measurements as these securities are not traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities.
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.
10. REPURCHASES OF COMMON STOCK
During the three months ended March 31, 2011, under the stock repurchase program that was suspended in February 2006 and reinstated on May 6, 2010, we repurchased 1,622,785 shares of our common stock at an aggregate cost of $45.5 million. As of March 31, 2011, we had authorization to repurchase an additional 2.7 million shares of our common stock under the share repurchase program approved by our Board of Directors on August 25, 2005. In 2011, stock repurchases are limited by our senior secured credit facility to an aggregate amount of $192.7 million. We did not repurchase any shares during the three months ended March 31, 2010.
11. SEGMENT REPORTING
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
The accounting policies of the segments are the same as those described in the 2010 Form 10-K and Note 1, Basis of Presentation and Significant Accounting Policies. We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or infrequently occurring items. A reconciliation of total segment profit to earnings from operations is provided below. Assets are not allocated in all cases to reportable segments and are not used to assess the performance of a segment.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth, by segment, revenues, depreciation/amortization and segment profit for the periods indicated:

	Three Months Ended March 31,
				International,
		Neighborhood		Digital Media &
(in millions of U.S. dollars)	Shared Mail	Targeted	FSI	Services	Total

2011
Revenues from external customers	$322.6	$90.1	$89.2	$45.1	$547.0
Intersegment revenues	$4.5	$9.3	$9.8	$0.1	$23.7
Depreciation/amortization	$10.0	$1.0	$3.0	$1.7	$15.7
Segment profit	$42.1	$1.9	$7.4	$5.4	$56.8

2010
Revenues from external customers	$312.9	$99.8	$97.5	$39.8	$550.0
Intersegment revenues	$3.5	$5.6	$9.6	$—	$18.7
Depreciation/amortization	$10.7	$1.0	$3.1	$0.7	$15.5
Segment profit	$31.6	$7.1	$8.3	$5.5	$52.5
Reconciliations to condensed consolidated financial statement totals are as follows:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	2011	2010

Total segment profit	$56.8	$52.5
Unallocated amounts:
Gain from litigation settlement	—	490.1

Earnings from operations	$56.8	$542.6

Domestic and foreign revenues were as follows:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	2011	2010

United States	$534.9	$536.7
Foreign	12.1	13.3

Total	$547.0	$550.0

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	March 31,	December 31,
(in millions of U.S. dollars)	2011	2010

United States	$159.5	$166.8
Foreign	8.6	8.8

Total	$168.1	$175.6

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2021 Notes issued by Valassis (referred to for purposes of this note only as the “Parent Company”) are guaranteed by substantially all of the Parent Company’s existing and future domestic wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”) on a senior unsecured basis. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Parent Company and has guaranteed the 2021 Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of these obligations. Substantially all of the Guarantor Subsidiaries also guarantee the Parent Company’s senior secured credit facility.
The following tables present the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and the related condensed consolidating statements of income and of cash flows for the three months ended March 31, 2011 and 2010. As a result of combining our general ledgers of record into an existing, single general ledger module within our enterprise resource planning system on July 1, 2010, the condensed consolidating statement of income for the three months ended March 31, 2011 below reflects certain revenues and costs and expenses between the Parent Company and the Guarantor Subsidiaries differently than the condensed consolidating statement of income for the three months ended March 31, 2010. Although it is not practicable to reclassify the amounts presented for the three months ended March 31, 2010 to reflect these changes in presentation, if such reclassifications could be made they would have no effect on any of the “Consolidated Total” amounts included below and would have no effect on the net income of the Parent Company or the Non-Guarantor Subsidiaries.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet
March 31, 2011
(in thousands of U.S. dollars)

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
Assets	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Current assets:
Cash and cash equivalents	$198,120	$4,981	$27,090	$—	$230,191
Accounts receivable, net	116,970	263,770	24,852	—	405,592
Inventories	30,744	8,906	3	—	39,653
Prepaid expenses and other (including intercompany)	506,326	948,748	2,766	(1,420,990)	36,850

Total current assets	852,160	1,226,405	54,711	(1,420,990)	712,286

Property, plant and equipment, net	24,573	141,583	1,944	—	168,100
Goodwill and other intangible assets, net	42,740	817,404	6,988	—	867,132
Investments	367,847	19,064	—	(384,309)	2,602
Intercompany note receivable (payable)	258,320	(244,761)	(13,559)	—	—
Other assets	8,104	4,074	13	—	12,191

Total assets	$1,553,744	$1,963,769	$50,097	$(1,805,299)	$1,762,311

			Non-
	Parent	Guarantor	Guarantor	Consolidating	Consolidated
Liabilities and Stockholders’ Equity	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Current liabilities:
Current portion, long-term debt	$7,055	$—	$—	$—	$7,055
Accounts payable and intercompany payable	360,339	1,336,005	10,333	(1,420,990)	285,687
Progress billings	19,794	10,126	15,826	—	45,746
Accrued expenses	(85,189)	146,174	7,556	—	68,541

Total current liabilities	301,999	1,492,305	33,715	(1,420,990)	407,029

Long-term debt	715,183	—	—	—	715,183
Deferred income taxes	(3,691)	86,808	(3,995)	—	79,122
Other non-current liabilities	26,734	18,493	2,231	—	47,458

Total liabilities	1,040,225	1,597,606	31,951	(1,420,990)	1,248,792
Stockholders’ equity	513,519	366,163	18,146	(384,309)	513,519

Total liabilities and stockholders’ equity	$1,553,744	$1,963,769	$50,097	$(1,805,299)	$1,762,311

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet
December 31, 2010
(in thousands of U.S. dollars)

			Non-
	Parent	Guarantor	Guarantor	Consolidating
Assets	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated Total

Current assets:
Cash and cash equivalents	$211,933	$8,026	$25,976	$—	$245,935
Accounts receivable, net	175,115	259,001	25,836	—	459,952
Inventories	33,305	8,679	3	—	41,987
Prepaid expenses and other (including intercompany)	278,489	630,972	2,083	(872,887)	38,657

Total current assets	698,842	906,678	53,898	(872,887)	786,531

Property, plant and equipment, net	31,475	142,006	2,086	—	175,567
Goodwill and other intangible assets, net	42,745	820,554	6,989	—	870,288
Investments	400,404	12,486	—	(409,744)	3,146
Intercompany note receivable (payable)	479,365	(460,369)	(18,996)	—	—
Other assets	6,982	3,130	14	—	10,126

Total assets	$1,659,813	$1,424,485	$43,991	$(1,282,631)	$1,845,658

			Non-
	Parent	Guarantor	Guarantor	Consolidating
Liabilities and Stockholders’ Equity	Company	Subsidiaries	Subsidiaries	Adjustments	Consolidated Total

Current liabilities:
Current portion, long-term debt	$7,058	$—	$—	$—	$7,058
Accounts payable and intercompany payable	323,277	866,614	12,598	(872,887)	329,602
Progress billings	26,353	11,751	14,897	—	53,001
Accrued expenses	51,035	41,300	7,277	—	99,612

Total current liabilities	407,723	919,665	34,772	(872,887)	489,273

Long-term debt	699,169	—	—	—	699,169
Deferred income taxes	(4,044)	86,804	(3,996)	—	78,764
Other non-current liabilities	28,081	19,575	1,912	—	49,568

Total liabilities	1,130,929	1,026,044	32,688	(872,887)	1,316,774
Stockholders’ equity	528,884	398,441	11,303	(409,744)	528,884

Total liabilities and stockholders’ equity	$1,659,813	$1,424,485	$43,991	$(1,282,631)	$1,845,658

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2011
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$198,166	$429,268	$17,369	$(97,824)	$546,979

Cost and expenses:
Cost of sales	166,337	277,832	12,319	(47,911)	408,577
Selling, general and administrative	24,514	100,378	3,448	(49,913)	78,427
Amortization expense	6	3,150	—	—	3,156

Total costs and expenses	190,857	381,360	15,767	(97,824)	490,160

Earnings from operations	7,309	47,908	1,602	—	56,819

Other expenses and income:
Interest expense	9,775	—	—	—	9,775
Interest income	(118)	—	(21)	—	(139)
Intercompany interest	(11,197)	11,197	—	—	—
Loss on extinguishment of debt	13,352	—	—	—	13,352
Other income, net	(227)	(789)	140	—	(876)

Total other expenses, net	11,585	10,408	119	—	22,112

Earnings (loss) before income taxes	(4,276)	37,500	1,483	—	34,707
Income tax expense	325	12,464	507	—	13,296
Equity in net earnings of subsidiaries	26,012	976	—	(26,988)	—

Net earnings	$21,411	$26,012	$976	$(26,988)	$21,411

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$194,028	$361,318	$17,940	$(23,284)	$550,002

Cost and expenses:
Cost of sales	148,589	266,034	12,050	(23,284)	403,389
Selling, general and administrative	35,920	51,671	3,367	—	90,958
Amortization expense	6	3,150	—	—	3,156

Total costs and expenses	184,515	320,855	15,417	(23,284)	497,503

Gain from litigation settlement, net	490,085	—	—	—	490,085

Earnings from operations	499,598	40,463	2,523	—	542,584

Other expenses and income:
Interest expense	20,156	—	—	—	20,156
Interest income	(143)	2	(5)	—	(146)
Intercompany interest	(17,246)	17,246	—	—	—
Other income, net	(1,093)	(556)	(141)	—	(1,790)

Total other expenses (income), net	1,674	16,692	(146)	—	18,220

Earnings before income taxes	497,924	23,771	2,669	—	524,364
Income tax expense	192,068	9,272	496	—	201,836
Equity in net earnings of subsidiaries	16,672	2,173	—	(18,845)	—

Net earnings	$322,528	$16,672	$2,173	$(18,845)	$322,528

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Net cash provided by operating activities	$1,048	$16,834	$84	$—	$17,966

Cash flows from investing activities:
Additions to property, plant and equipment	(2,703)	(2,285)	(36)	—	(5,024)
Proceeds from sale of property, plant and equipment	20	—	—	—	20
Proceeds from sale of available-for-sale securities	1,494	—	—	—	1,494

Net cash used in investing activities	(1,189)	(2,285)	(36)	—	(3,510)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	17,594	(17,594)	—	—	—
Borrowings of long-term debt	260,000	—	—	—	260,000
Repayments of long-term debt	(243,989)	—	—	—	(243,989)
Debt issuance costs	(4,880)	—	—	—	(4,880)
Repurchases of common stock	(45,530)	—	—	—	(45,530)
Proceeds from issuance of common stock	3,133	—	—	—	3,133

Net cash used in financing activities	(13,672)	(17,594)	—	—	(31,266)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,066	—	1,066

Net increase (decrease) in cash and cash equivalents	(13,813)	(3,045)	1,114	—	(15,744)
Cash and cash equivalents at beginning of period	211,933	8,026	25,976	—	245,935

Cash and cash equivalents at end of period	$198,120	$4,981	$27,090	$—	$230,191

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Net cash provided by operating activities	$436,533	$54,569	$6,244	$—	$497,346

Cash flows from investing activities:
Additions to property, plant and equipment	(2,451)	(1,318)	(52)	—	(3,821)
Proceeds from sale of property, plant and equipment	36	—	—	—	36

Net cash used in investing activities	(2,415)	(1,318)	(52)	—	(3,785)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	55,803	(55,803)	—	—	—
Repayments of long-term debt	(1,768)	—	—	—	(1,768)
Proceeds from issuance of common stock	11,731	—	—	—	11,731

Net cash provided by (used in) financing activities	65,766	(55,803)	—	—	9,963

Effect of exchange rate changes on cash and cash equivalents	—	—	(364)	—	(364)

Net increase (decrease) in cash and cash equivalents	499,884	(2,552)	5,828	—	503,160
Cash and cash equivalents at beginning of period	104,477	7,614	17,755	—	129,846

Cash and cash equivalents at end of period	$604,361	$5,062	$23,583	$—	$633,006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; we may be required to recognize additional impairment charges against goodwill and intangible assets in the future; possible governmental regulation or litigation affecting aspects of our business; clients experiencing financial difficulties, or otherwise being unable to meet their obligations as they become due, could affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks include, but are not limited to, those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC.
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

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions of U.S. dollars, except per share data)	2011	2010

Revenues:
Shared Mail	$322.6	$312.9
Neighborhood Targeted	90.1	99.8
Free-standing Inserts (“FSI”)	89.2	97.5
International, Digital Media & Services	45.1	39.8

Total revenues	547.0	550.0

Cost of sales	408.6	403.4

Gross profit	138.4	146.6
Selling, general and administrative	78.4	91.0
Amortization expense	3.2	3.2
Gain from litigation settlement, net	—	490.1

Earnings from operations	56.8	542.5

Other expenses and income:
Interest expense, net	9.6	20.0
Loss on extinguishment of debt	13.4	—
Other income, net	(0.9)	(1.8)

Total other expenses, net	22.1	18.2

Earnings before income taxes	34.7	524.3
Income tax expense	13.3	201.8

Net earnings	$21.4	$322.5

Net earnings per common share, diluted	$0.41	$6.26

Revenues
We reported revenues of $547.0 million for the three months ended March 31, 2011, compared to revenues of $550.0 million for the three months ended March 31, 2010, a decrease of 0.5%. As further discussed in Segment Results below, the slight decrease in consolidated revenues resulted from decreased revenues in the Neighborhood Targeted and FSI segments, which were almost completely offset by increased revenues in the Shared Mail segment and International, Digital Media & Services.
Cost of Sales
Cost of sales was $408.6 million for the three months ended March 31, 2011 compared to $403.4 million for the three months ended March 31, 2010. Gross profit as a percentage of revenues for the three months ended March 31, 2011 was 25.3%, compared to 26.7% for the three months ended March 31, 2010. The decrease in gross profit as a percentage of revenues resulted primarily from decreased revenues in the Neighborhood Targeted segment and increases in the price of paper in the FSI and Shared Mail segments.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $78.4 million for the three months ended March 31, 2011 compared to $91.0 million for the three months ended March 31, 2010. SG&A expenses for the three months ended March 31, 2010 included $2.1 million in legal costs associated with our lawsuits against News (as defined and further described in Gain from Litigation Settlement below). In addition, stock-based compensation expense decreased $4.0 million to $1.9 million for the three months ended March 31, 2011 as compared to $5.9 million for the three months ended March 31, 2010, primarily due to the recognition of expense during the three months ended March 31, 2010 related to the accelerated vesting of certain options based on stock price appreciation.
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
During the three months ended March 31, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement, net” in our condensed consolidated statement of income for the three months ended March 31, 2010.
Loss on Extinguishment of Debt
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used a portion of the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes and the related consent payments pursuant to the tender offer and consent solicitation. We purchased approximately $206.3 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the tender offer and consent solicitation at a weighted average price of $1,044.10 per $1,000.00 principal amount plus accrued and unpaid interest. We also received consents from holders of the required majority of the principal amount of the 2015 Notes then outstanding to the proposed amendments to the 2015 Indenture and, together with our subsidiary guarantors and the trustee under the 2015 Indenture, entered into a supplemental indenture to the 2015 Indenture effecting the proposed amendments. On March 1, 2011, we redeemed the remaining outstanding $35.9 million aggregate principal amount of our 2015 Notes at the price of $1,041.25 per $1,000.00 principal amount plus accrued and unpaid interest. We recognized a pre-tax loss on extinguishment of debt of $13.4 million during the three months ended March 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
Interest Expense, Net
Interest expense, net was $9.6 million for the three months ended March 31, 2011, compared to $20.0 million for the three months ended March 31, 2010. The decrease in interest expense was primarily due to lower debt balances as a result of our repurchase of $297.8 million aggregate principal amount of the 2015 Notes during the second quarter of 2010.
Income Tax Expense
Income tax expense represented 38.3% and 38.5% of earnings before income taxes for the three months ended March 31, 2011 and 2010, respectively.

Net Earnings
Net earnings were $21.4 million and $322.5 million for the three months ended March 31, 2011 and 2010, respectively. Net earnings per common share, diluted were $0.41 and $6.26 for the three months ended March 31, 2011 and 2010, respectively.
Non-GAAP Financial Measures
Net earnings and net earnings per common share, diluted, for the three months ended March 31, 2011 and 2010 were impacted by a loss on extinguishment of debt and a gain from litigation settlement, respectively. Adjusted net earnings, excluding these items, were $29.6 million and $21.1 million for the three months ended March 31, 2011 and 2010, respectively, or $0.57 and $0.41, respectively, per common share, diluted. These increases reflect a net improvement in our total segment profit and decreased interest expense. The following table reconciles net earnings and net earnings per common share, diluted, for the three months ended March 31, 2011 and 2010 to adjusted net earnings and adjusted net earnings per common share, diluted, which exclude the loss on extinguishment of debt, net of tax, and the gain from litigation settlement, net of tax:

	Three Months Ended
	March 31,
	2011		2010
		Per	U.S.	Per
	U.S.	Common	Dollars	Common
	Dollars in	Share,	in	Share,
	Millions	Diluted	Millions	Diluted

Net earnings	$21.4	$0.41	$322.5	$6.26

Excluding:
Loss on extinguishment of debt, net of tax	8.2	0.16	—	—
Gain from litigation settlement, net of tax	—	—	(301.4)	(5.85)

Adjusted net earnings	$29.6	$0.57	$21.1	$0.41

We define adjusted net earnings and adjusted net earnings per common share, diluted, as net earnings excluding the loss on extinguishment of debt, net of tax, and the gain from litigation settlement, net of tax. We present adjusted net earnings and adjusted net earnings per common share, diluted, because we believe these measures are useful to investors as they provide measures of our profitability on a more comparable basis to historical periods because they exclude items we do not believe are indicative of our core operating performance. In addition, we exclude these items when we internally evaluate our company’s performance.
Adjusted net earnings and adjusted net earnings per common share, diluted, are not calculated or presented in accordance with U.S. GAAP and have limitations as analytical tools and should not be considered in isolation from, or as alternatives to, operating income, net income, cash flow, EPS or other income or cash flow data prepared in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures only supplementally. Further, other companies, including companies in our industry, may calculate adjusted net earnings and adjusted net earnings per common share, diluted, differently and as the differences in the way two different companies calculate these measures increase, the degree of their usefulness as comparative measures correspondingly decreases.
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

In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes NCH Marketing Services, Inc., Valassis Canada, Inc., Promotion Watch, direct mail, analytics, digital and in-store.
We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or non-recurring items. For additional information, including a reconciliation of total segment profit to earnings from operations, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Shared Mail
Shared Mail revenues were $322.6 million for the three months ended March 31, 2011, increasing $9.7 million, or 3.1%, from $312.9 million for the three months ended March 31, 2010. This increase was due to volume gains in inserts as demonstrated by the 4.7% growth in shared mail pieces distributed. Shared Mail pieces increased to 9.2 billion pieces for the three months ended March 31, 2011 compared to 8.8 billion pieces for the three months ended March 31, 2010.
Shared Mail packages delivered for the three months ended March 31, 2011 were 892 million, slightly decreasing 0.5% from the comparable prior year period. The growth in Shared Mail pieces along with the slight reduction in the number of Shared Mail packages assembled resulted in a 5.3% increase in average pieces per package for the three months ended March 31, 2011. Average pieces per package were 10.0 pieces for the three months ended March 31, 2011 compared to 9.5 pieces per package for the three months ended March 31, 2010.
Shared Mail’s gross margin as a percentage of revenues for the three months ended March 31, 2011 was 28.2%, increasing 0.6 percentage points from the three months ended March 31, 2010. The improvement in gross margin as a percentage of revenues was attributable to the flow-through of the increased volume and related efficiencies in unused postage. Unused postage as a percentage of base postage was 14.9% for the three months ended March 31, 2011 decreasing 2.7 percentage points from the three months ended March 31, 2010. This improvement was partially offset by higher print and paper costs.
Shared Mail segment profit increased $10.5 million to $42.1 million for the three months ended March 31, 2011 compared to $31.6 million for the three months ended March 31, 2010. Shared Mail’s segment profit as a percentage of revenue increased to 13.1% for the three months ended March 31, 2011 compared to 10.1% for the three months ended March 31, 2010. This 3.0 percentage point growth was attributed to the gross margin improvement and to lower SG&A costs.
Neighborhood Targeted
Neighborhood Targeted revenues were $90.1 million for the three months ended March 31, 2011, representing a decrease of 9.7% from $99.8 million for the three months ended March 31, 2010. This decline resulted primarily from a decrease in Run-of-Press (“ROP”) revenues associated with reduced advertising spending by clients in the telecommunications and energy verticals. Based on recent trends, we are projecting ROP revenue being down more than $60 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010.
Segment profit was $1.9 million for the three months ended March 31, 2011 compared to $7.1 million for the three months ended March 31, 2010. Segment profit was negatively impacted by:
•	margin pressure associated with a changing client base as we have been strategically targeting larger, higher frequency newspaper insert clients who typically need optimized media solutions that blend newspaper inserts with higher margin shared mail products;

•	costs associated with the process of on-boarding these newspaper insert clients; and

•	the aforementioned decline in ROP revenues.
Free-standing Inserts
FSI revenues were $89.2 million for the three months ended March 31, 2011, representing a decrease of 8.5% from $97.5 million for the three months ended March 31, 2010. Industry units declined approximately 4.0% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which primarily reflected the shift of Easter-related business into the second quarter of 2011 as Easter fell later in April compared to 2010.

FSI segment profit was $7.4 million for the three months ended March 31, 2011, compared to $8.3 million for the three months ended March 31, 2010, as a result of the shift of Easter-related business into the second quarter of 2011 and increased paper and transportation costs. In addition, as a result of changes in the number of FSI publications as compared to the three months ended March 31, 2010, we experienced fewer average pages per publication during the three months ended March 31, 2011, which resulted in higher media costs. These increased costs for the three months ended March 31, 2011 were offset, in part, by decreased SG&A costs.
International, Digital Media & Services
International, Digital Media & Services revenues were $45.1 million for the three months ended March 31, 2011, an increase of 13.3% from $39.8 million for the three months ended March 31, 2010. This increase was due primarily to growth in our digital and in-store businesses. International, Digital Media & Services segment profit was $5.4 million for the three months ended March 31, 2011, compared to $5.5 million during the three months ended March 31, 2010. This slight decrease was due to a slowdown in our international business and continued investments in our digital business, which were substantially offset by improved profitability in our in-store business.
Financial Condition, Liquidity and Sources of Capital
Our operating cash flows are our primary source of liquidity. We believe we will generate sufficient cash flows from operating activities and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including interest and required payments of indebtedness, repurchases of our common stock and capital expenditures necessary to support growth and productivity improvement.
The following table presents our available sources of liquidity as of March 31, 2011:

	Facility	Amount
(in millions of U.S. dollars)	Amount	Outstanding		Available

Cash and cash equivalents				$230.2
Debt facilities:
Senior Secured Revolving Credit Facility	$50.0	11.0	(a)	39.0

Total Available				$269.2

(a)	Represents outstanding letters of credit.
Sources and Uses of Cash and Cash Equivalents
Cash and cash equivalents totaled $230.2 million at March 31, 2011 compared to $245.9 million at December 31, 2010. This decrease in cash and cash equivalents was comprised of net cash provided by operating activities of $18.0 million, offset by net cash used in investing activities of $3.5 million and net cash used in financing activities of $31.3 million during the three months ended March 31, 2011.
Operating Activities — Net cash provided by operating activities was $18.0 million for the three months ended March 31, 2011. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the three months ended March 31, 2011:
•	a net cash inflow of $53.4 million associated with the decrease in accounts receivable, net, which was offset by net cash outflows of $43.9 million and $7.3 million related to decreases in accounts payable and progress billings, respectively; and

•	a reduction of $30.6 million in accrued expenses due primarily to accrued incentive and profit sharing payments made during the three months ended March 31, 2011.
Investing Activities — Net cash used in investing activities was $3.5 million for the three months ended March 31, 2011, which reflects capital acquisitions of property, plant and equipment of $5.0 million, offset by proceeds of $1.5 million related to the sales of property, plant and equipment and available-for-sale securities.

Financing Activities — Net cash used in financing activities was $31.3 million for the three months ended March 31, 2011, which resulted from the $260.0 million in proceeds related to the issuance of the 2021 Notes (described below) and $3.1 million of proceeds from stock option exercises, offset by $244.0 million of principal payments of long-term debt, primarily related to the cash tender offer, consent solicitation and redemption of the 2015 Notes (described above) and $4.9 million of costs associated with the issuance of the 2021 notes. In addition, during the three months ended March 31, 2011, we repurchased $45.5 million, or 1,622,785 shares, of our common stock at an average price of $28.06 per share. We are limited by the covenants under our senior secured credit facility to an aggregate share repurchase amount of $192.7 million during the year ending December 31, 2011, of which we currently intend to spend the majority. After giving effect to the aggregate cost of the share repurchases made during the three months ended March 31, 2011, an aggregate share repurchase amount of $147.2 million is available for the remainder of 2011 in accordance with the covenants under our senior secured credit facility. The stock repurchase program does not obligate us to acquire any particular amount of shares of common stock, and may be modified or suspended at any time at our discretion.
Current and Long-term Debt
As of March 31, 2011, we had outstanding $722.2 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $346.2 million and $115.9 million under the term loan B and delayed draw term loan portions of our senior secured credit facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of March 31, 2011, we had total outstanding letters of credit of approximately $11.0 million.
Our Senior Secured Credit Facility
General — On March 2, 2007, in connection with our acquisition of ADVO, Inc., we entered into a senior secured credit facility with Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC.
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

On April 15, 2010, we entered into the second amendment to our senior secured credit facility (the “Second Amendment”). The Second Amendment, among other things:
•	permitted us to use up to $325 million to repurchase our outstanding 2015 Notes through April 15, 2011;

•	provides us flexibility to extend the maturity of the revolving line of credit portion of the senior secured credit facility beyond the current expiration date of March 2, 2012;

•	allows us additional features with respect to any future convertible or exchangeable debt securities;

•	reduced the aggregate revolving credit commitments under the senior secured credit facility from $100 million to $50 million; and

•	increased by 50 basis points the interest rate margins applicable to borrowings under the senior secured credit facility.
All borrowings under our senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2011, we had $39.0 million available under the revolving line of credit portion of our senior secured credit facility (after giving effect to the reductions in availability pursuant to the First and Second Amendments and outstanding letters of credit).
Interest and Fees — Borrowings under our senior secured credit facility bear interest, at our option, at either the base rate (defined as the higher of the prime rate announced by the commercial bank selected by the administrative agent to the facility or the federal funds effective rate, plus 0.5%), or at a Eurodollar rate (as defined in the credit agreement), in each case, plus an applicable interest rate margin. For the first quarter of 2011 and for each of the four quarters in the year ended December 31, 2010, we elected three-month LIBOR as the applicable rate on borrowings under our senior secured credit facility.
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
Our senior secured credit facility also requires us to comply with a maximum senior secured leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated senior secured indebtedness to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00 and a minimum consolidated interest coverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated EBITDA for such period to consolidated interest expense for such period), of 2.00:1.00. The following table shows the required and actual financial ratios under our senior secured credit facility as of March 31, 2011:

	Required Ratio	Actual Ratio

Maximum senior secured leverage ratio	No greater than 3.50:1.00	1.60:1.00
Minimum consolidated interest coverage ratio	No less than 2.00:1.00	5.38:1.00
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
8 1/4% Senior Notes due 2015
On March 2, 2007, we issued in a private placement $540.0 million aggregate principal amount of the 2015 Notes. During the second quarter of 2010, we repurchased $297.8 million aggregate principal amount of the 2015 Notes.
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 2015 Notes and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used a portion of the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes and the related consent payments pursuant to the tender offer and consent solicitation. We purchased approximately $206.3 million aggregate principal amount of the 2015 Notes validly tendered pursuant to the terms of the tender offer and consent solicitation at a weighted average price of $1,044.10 per $1,000.00 principal amount plus accrued and unpaid interest. We also received consents from holders of the required majority of the principal amount of the 2015 Notes then outstanding to the proposed amendments to the 2015 Indenture and, together with our subsidiary guarantors and the trustee under the 2015 Indenture, entered into a supplemental indenture to the 2015 Indenture effecting the proposed amendments. On March 1, 2011, we redeemed the remaining outstanding $35.9 million aggregate principal amount of our 2015 Notes at the price of $1,041.25 per $1,000.00 principal amount plus accrued and unpaid interest. We recognized a pre-tax loss on extinguishment of debt of $13.4 million during the three months ended March 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
6 5/8% Senior Notes due 2021
On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2021. The net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation and the redemption of the remaining outstanding 2015 Notes as described above. We capitalized related debt issuance costs of approximately $4.9 million, which are being amortized over the term of the 2021 Notes.
Interest on the 2021 Notes is payable every six months on February 1 and August 1, commencing August 1, 2011. The 2021 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.
The 2021 Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee (the “2021 Indenture”). Subject to a number of exceptions, the 2021 Indenture restricts our ability and the ability of our restricted subsidiaries (as defined in the 2021 Indenture) to incur or guarantee additional indebtedness, transfer or sell assets, make certain investments, pay dividends or make distributions or other restricted payments, create certain liens, merge or consolidate, repurchase stock, create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us and enter into transactions with affiliates.
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

Senior Secured Convertible Notes due 2033
In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. We used the delayed draw term loan portion of our senior secured credit facility to finance the tender offer. As of March 31, 2011, an aggregate principal amount of $85,000 (or approximately $59,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.
Additional Provisions
The indenture governing the 2033 Secured Notes contains a cross-default provision which becomes applicable if we default under any mortgage, indenture or instrument evidencing indebtedness for money borrowed by us and the default results in the acceleration of such indebtedness prior to its express maturity, and the principal amount of any such accelerated indebtedness aggregates in excess of $25.0 million. The 2021 Indenture contains a cross-default provision which becomes applicable if we (a) fail to pay the stated principal amount of any of our indebtedness at its final maturity date, or (b) default under any of our indebtedness and the default results in the acceleration of indebtedness, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $50.0 million or more. Our credit agreement contains a cross-default provision which becomes applicable if we (a) fail to make any payment under any indebtedness for money borrowed by us (other than the obligations under such credit agreement) and such default continues beyond the grace period provided in the instrument or other agreement under which such indebtedness was created or, (b) otherwise default under any such indebtedness, the effect of which default is to cause such indebtedness to be accelerated or to become subject to a mandatory offer to purchase and, in either instance, such default(s) are continuing with respect to indebtedness in an aggregate outstanding principal amount in excess of $25.0 million.
Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, by exercising rights to call, by satisfying put obligations, or in privately negotiated transactions or otherwise.
Other Indebtedness
We have entered into an interest rate swap agreement. For further detail regarding this agreement, see Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Covenant Compliance
As of March 31, 2011, we are in compliance with all of our indenture and senior secured credit facility covenants.
Off-balance Sheet Arrangements
As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $5.0 million for the three months ended March 31, 2011, and are expected to be an aggregate amount of approximately $30.0 million for the 2011 fiscal year. It is expected these expenditures will be made using funds provided by operations.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of new accounting pronouncements.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.
Interest Rates
Our borrowings under our senior secured credit facility are subject to a variable rate of interest calculated on either a prime rate or a Eurodollar rate. In December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010 and an initial notional amount of $300.0 million, which amortizes by $40.0 million at the end of each quarter subsequent to the effective date to $100.0 million for the quarter ended June 30, 2012, the expiration date of the interest rate swap agreement. This interest rate swap agreement effectively fixes, at 4.255%, the interest rate for the portion of our variable rate debt outstanding under our senior secured credit facility equal to the outstanding notional amount of the interest rate swap agreement. As of March 31, 2011, the notional amount of this interest rate swap agreement was $260.0 million and the fair value of this derivative was a liability of $3.5 million.
As of March 31, 2011, the variable rate indebtedness outstanding under our senior secured credit facility in excess of the outstanding notional amount of the interest rate swap agreement described above was an aggregate principal amount of $202.2 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in 3-month LIBOR, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $11.2 million between April 1, 2011 and March 2, 2014, the maturity date of the term loans under the senior secured credit facility.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2011, we had commitments to purchase $7.7 million in Mexican pesos and $0.5 million in Polish zlotys over the next nine months.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in our 2010 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended March 31, 2011:

		Average Price
	Total	Paid per Share	Total Number	Maximum Number
	Number of	(excluding	of Shares Purchased	of Shares that May
	Shares	broker	as Part of Publicly	Yet be Purchased
Period	Purchased	commissions)	Announced Plan (a)	under the Plan (b)

January 1, 2011 to January 31, 2011	—	$—	—	4,357,153
February 1, 2011 to February 28, 2011	—	$—	—	4,357,153
March 1, 2011 to March 31, 2011	1,622,785	$28.04	1,622,785	2,734,368

	1,622,785	$28.04	1,622,785

(a)	On August 25, 2005, our Board of Directors approved the repurchase of 5 million shares of our common stock. This share repurchase plan was suspended in February 2006. On May 6, 2010, our Board of Directors reinstated this share repurchase plan.

(b)	As a result of the share repurchases made during the three months ended March 31, 2011, 2.7 million shares remain available to be repurchased under the August 25, 2005 share repurchase plan. We are limited by the covenants under our senior secured credit facility to an aggregate share repurchase amount of $192.7 million during 2011. After giving effect to the aggregate cost of the share repurchases made during the three months ended March 31, 2011, an aggregate share repurchase amount of $147.2 million is available for the remainder of 2011 in accordance with the covenants under our senior secured credit facility. In May 2011, our Board of Directors approved an increase of 6 million shares to our August 25, 2005 share repurchase plan. The table above does not reflect these additional shares of our common stock authorized for repurchase.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit Number

10.1	Employment Agreement among Robert A. Mason, Valassis Communications, Inc. and Valassis Sales and Marketing, Inc. dated January 1, 2002, as amended

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2011

Valassis Communications, Inc. (Registrant)
By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX
Exhibit Number

10.1	Employment Agreement among Robert A. Mason, Valassis Communications, Inc. and Valassis Sales and Marketing, Inc. dated January 1, 2002, as amended

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.