Form 10-Q
period 2011-06-30
VALASSIS COMMUNICATIONS INC
filed 2011-08-09
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☑
As of August 3, 2011, there were 47,107,690 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands)
(unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$118,962	$245,935
Accounts receivable, net (Note 1)	411,423	459,952
Inventories (Note 1)	39,219	41,987
Prepaid expenses and other	62,622	38,657

Total current assets	632,226	786,531
Property, plant and equipment, net (Note 1)	162,399	175,567
Goodwill (Note 2)	636,471	636,471
Other intangible assets, net (Note 2)	227,506	233,817
Other assets	17,573	13,272

Total assets	$1,676,175	$1,845,658

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$15,000	$7,058
Accounts payable	320,193	329,602
Progress billings	44,615	53,001
Accrued expenses (Note 4)	85,589	99,612

Total current liabilities	465,397	489,273
Long-term debt (Note 3)	595,060	699,169
Deferred income taxes	80,003	78,764
Other non-current liabilities	45,830	49,568

Total liabilities	1,186,290	1,316,774

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2011 and December 31, 2010)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,371,689 and 65,283,749 shares issued at June 30, 2011 and December 31, 2010, respectively; 47,079,040 and 50,361,749 shares outstanding at June 30, 2011 and December 31, 2010, respectively)	654	653
Additional paid-in capital	123,898	124,988
Retained earnings	959,799	908,136
Accumulated other comprehensive earnings	6,776	3,299
Treasury stock, at cost (18,292,649 and 14,922,000 shares at June 30, 2011 and December 31, 2010, respectively)	(601,242)	(508,192)

Total stockholders’ equity	489,885	528,884

Total liabilities and stockholders’ equity	$1,676,175	$1,845,658

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$565,252	$579,950	$1,112,231	$1,129,952

Costs and expenses:
Cost of sales	418,040	423,765	826,617	827,154
Selling, general and administrative	80,831	92,663	159,258	183,621
Amortization expense	3,155	3,155	6,311	6,311

Total costs and expenses	502,026	519,583	992,186	1,017,086
Gain from litigation settlement, net (Note 6)	—	—	—	490,085

Earnings from operations	63,226	60,367	120,045	602,951

Other expenses and income:
Interest expense	11,726	17,837	21,501	37,993
Interest income	(122)	(248)	(261)	(394)
Loss on extinguishment of debt (Note 3)	2,966	23,873	16,318	23,873
Other income, net	(1,436)	(561)	(2,312)	(2,351)

Total other expenses, net	13,134	40,901	35,246	59,121

Earnings before income taxes	50,092	19,466	84,799	543,830
Income tax expense (Note 1)	19,840	8,361	33,136	210,197

Net earnings	$30,252	$11,105	$51,663	$333,633

Net earnings per common share, basic (Note 7)	$0.63	$0.22	$1.06	$6.77

Net earnings per common share, diluted (Note 7)	$0.60	$0.21	$1.01	$6.41

Weighted-average common shares outstanding, basic (Note 7)	47,877	49,531	48,903	49,251

Weighted-average common shares outstanding, diluted (Note 7)	50,167	52,499	51,250	52,028

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$30,252	$11,105	$51,663	$333,633

Other comprehensive income, net of tax:
Unrealized changes in fair value of cash flow hedges and available-for-sale securities	(83)	(1,043)	(370)	(2,370)
Realized losses on cash flow hedges reclassified from AOCI into earnings	2,261	—	3,040	—
Amortization of realized losses and unrealized changes in fair value of discontinued cash flow hedges	—	2,763	—	5,538
Foreign currency translation adjustment	(58)	(1,060)	807	(1,416)

Total other comprehensive income	2,120	660	3,477	1,752

Comprehensive income	$32,372	$11,765	$55,140	$335,385

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$51,663	$333,633
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,121	30,663
Amortization of debt issuance costs	1,181	1,607
Provision for losses on accounts receivable	1,589	2,695
Loss on extinguishment of debt	5,748	3,429
Loss on derivatives, net	2,345	10,106
Loss on sale of property, plant and equipment	36	58
Earnings on equity investments	(2,256)	(1,897)
Stock-based compensation expense	4,367	13,782
Deferred income taxes	2,159	7,976
Changes in assets and liabilities:
Accounts receivable, net	46,940	13,345
Inventories	2,768	7,198
Prepaid expenses and other	2,874	2,608
Other assets	1,140	(34)
Other non-current liabilities	(1,829)	7,228
Accounts payable	(9,409)	(35,050)
Progress billings	(8,386)	(7,395)
Accrued expenses	(41,018)	43,954

Total adjustments	39,370	100,273

Net cash provided by operating activities	91,033	433,906

Cash flows from investing activities:
Additions to property, plant and equipment	(11,626)	(8,401)
Proceeds from sale of property, plant and equipment	20	36
Proceeds from sale of available-for-sale securities	1,494	—

Net cash used in investing activities	(10,112)	(8,365)

Cash flows from financing activities:
Borrowings of long-term debt	610,000	—
Repayments of long-term debt	(706,169)	(301,312)
Debt issuance costs	(11,266)	—
Repurchases of common stock	(105,856)	(54,623)
Proceeds from issuance of common stock	4,672	30,433

Net cash used in financing activities	(208,619)	(325,502)

Effect of exchange rate changes on cash and cash equivalents	725	(1,177)
Net increase (decrease) in cash and cash equivalents	(126,973)	98,862
Cash and cash equivalents at beginning of period	245,935	129,846

Cash and cash equivalents at end of period	$118,962	$228,708

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,011	$45,193
Cash paid during the period for income taxes	$58,042	$127,050
Non-cash financing activities:
Stock issued under stock-based compensation plans	$2,684	$1,399
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
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $7.3 million and $12.1 million as of June 30, 2011 and December 31, 2010, respectively.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the condensed consolidated balance sheets consisted of:

	June 30,	December 31,
(in thousands of U.S. dollars)	2011	2010

Raw materials	$28,439	$27,035
Work in progress	10,780	14,952

Inventories	$39,219	$41,987

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to Property, plant and equipment, net included on the condensed consolidated balance sheets:

		June 30,	December 31,
	Useful Lives	2011	2010
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,208	$7,195
Buildings, at cost	10 - 30	37,733	37,657
Machinery and equipment, at cost	3 - 20	231,694	225,762
Office furniture and equipment, at cost	3 - 10	226,827	221,804
Leasehold improvements, at cost	5 - 10	28,126	28,174

		531,588	520,592
Less accumulated depreciation		(369,189)	(345,025)

Property, plant and equipment, net		$162,399	$175,567

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity. Instead, ASU 2011-05 requires all non-owner transactions that affect an entity’s equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. We have adopted the provisions of ASU 2011-05 and retrospectively applied herein the two-statement approach described above.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The adoption of ASU 2009-13, applied prospectively for revenue arrangements entered into or materially modified beginning on or after January 1, 2011, did not have a material impact on our financial position or results of operations.
2. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	June 30, 2011	December 31, 2010

Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	22,357	22,357
International, Digital Media & Services	74,605	74,605

Goodwill	$636,471	$636,471

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
     The components of other intangible assets, net included on the condensed consolidated balance sheets consisted of:

	June 30, 2011				December 31, 2010
				Weighted				Weighted
		Accum-		Average		Accum-		Average
		ulated		Remaining		ulated		Remaining
	Gross	Amort-	Net	Useful Life	Gross	Amort-	Net	Useful Life
(in thousands of U.S. dollars)	Amount	ization	Amount	(in years)	Amount	ization	Amount	(in years)

Amortizing intangible assets:
Mailing lists, non compete agreements and other	$48,037	$(8,881)	$39,156	14.5	$48,037	$(7,871)	$40,166	15.0
Customer relationships	140,000	(39,291)	100,709	9.5	140,000	(33,990)	106,010	10.0
Non-amortizing intangible assets:
Valassis name, tradenames, trademarks and other	87,641	—	87,641		87,641	—	87,641

Other intangible assets, net	$275,678	$(48,172)	$227,506		$275,678	$(41,861)	$233,817

3. LONG-TERM DEBT
Long-term debt included on the condensed consolidated balance sheets consisted of:

	June 30,	December 31,
(in thousands of U.S. dollars)	2011	2010

New Senior Secured Revolving Credit Facility	$50,000	$—
Prior Senior Secured Revolving Credit Facility	—	—
Senior Secured Term Loan A	300,000	—
Senior Secured Convertible Notes due 2033, net of discount	60	58
8 1/4% Senior Notes due 2015	—	242,224
6 5/8% Senior Notes due 2021	260,000	—
Senior Secured Term Loan B	—	347,723
Senior Secured Delayed Draw Term Loan	—	116,222

Total debt	610,060	706,227
Current portion long-term debt	15,000	7,058

Long-term debt	$595,060	$699,169

Senior Secured Credit Facility
General
On June 27, 2011, we entered into a new senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders jointly arranged by J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. (the “new senior secured credit facility”). The new senior secured credit facility and related loan documents replaced and terminated our prior credit agreement, dated as of March 2, 2007, as amended (the “prior senior secured credit facility”), by and among Valassis, Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. In connection with the termination of the prior senior secured credit facility, all obligations and rights under the related guarantee, security and collateral agency agreement, dated as of March 2, 2007, as amended (the “Prior Security Agreement”), by Valassis and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the Secured Parties (as defined in the Prior Security Agreement), were also simultaneously terminated.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The new senior secured credit facility consists of:
•	a five-year term loan A in an aggregate principal amount equal to $300.0 million, with principal repayable in quarterly installments at a rate of 5.0% during each of the first two years, 10% during the third year, 15% during the fourth year and 11.25% during the fifth year, with the remaining 53.75% due at maturity (the “Term Loan A”);

•	a five-year revolving credit facility in an aggregate principal amount of $100 million, including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility (the “revolving line of credit”), of which $50.0 million was drawn at closing and remains outstanding as of June 30, 2011 (exclusive of outstanding letters of credit described below); and

•	an incremental facility pursuant to which, prior to the maturity of the new senior secured credit facility, we may incur additional indebtedness in an amount up to $150.0 million under the revolving line of credit or the term loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the new senior secured credit facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the revolving line of credit and the Term Loan A.
We used the initial borrowing under the revolving line of credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under the Term Loan B and Delayed Draw Term Loan portions of our prior senior secured credit facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the new senior secured credit facility. We recognized a pre-tax loss on extinguishment of debt of $3.0 million during the three and six months ended June 30, 2011, which represents the write-off of related capitalized debt issuance costs. In addition, as further discussed in Note 8, Derivative Financial Instruments and Fair Value Measurements, we recorded in interest expense a pre-tax loss of $2.6 million related to the discontinuation of hedge accounting on the related interest rate swap. We capitalized related debt issuance costs of approximately $6.2 million, which will be amortized over the term of the new senior secured credit facility.
All borrowings under our new senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2011, we had approximately $39.0 million available under the revolving line of credit portion of our senior secured credit facility (after giving effect to the reductions in availability pursuant to $11.0 million in standby letters of credit outstanding as of June 30, 2011).
Interest and Fees
Borrowings under our new senior secured credit facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.5% or one-month LIBOR plus 1%) (the “Base Rate”) or at an Adjusted LIBO Rate (as defined in the credit agreement governing the new senior secured credit facility) (the “Eurodollar Rate”), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are initially 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. Beginning with the delivery of the financial statements and the compliance certificate for the quarter ending September 30, 2011, the margins applicable to the borrowings under our new senior secured credit facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate. See Note 8, Derivative Financial Instruments and Fair Value Measurements, for discussion regarding our various interest rate swap agreements.
Guarantees and Security
Our new senior secured credit facility is guaranteed by certain of our existing and future domestic restricted subsidiaries pursuant to a Guarantee and Collateral Agreement. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our domestic subsidiary guarantors and 65% of the capital stock of certain of our existing and future foreign subsidiaries.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Guarantee and Collateral Agreement also secures our Senior Secured Convertible Notes due 2033 on an equal and ratable basis with the indebtedness under our new senior secured credit facility to the extent required by the indenture governing such notes.
Prepayments
The new senior secured credit facility also contains a requirement that we make mandatory principal prepayments on the Term Loan A and revolving line of credit in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from certain asset sales, casualty events or condemnation recoveries (in each case, to the extent not otherwise used for reinvestment in our business or related business and subject to certain other exceptions). The new senior secured credit facility further provides that, subject to customary notice and minimum amount conditions, we may make voluntary prepayments without payment of premium or penalty.
Covenants
Subject to customary and otherwise agreed upon exceptions, our new senior secured credit facility contains affirmative and negative covenants, including, but not limited to:
•	the payment of other obligations;

•	the maintenance of organizational existences, including, but not limited to, maintaining our property and insurance;

•	compliance with all material contractual obligations and requirements of law;

•	limitations on the incurrence of indebtedness;

•	limitations on creation and existence of liens;

•	limitations on certain fundamental changes to our corporate structure and nature of our business, including mergers;

•	limitations on asset sales;

•	limitations on restricted payments, including certain dividends and stock repurchases and redemptions;

•	limitations on capital expenditures;

•	limitations on any investments, provided that certain “permitted acquisitions” and strategic investments are allowed;

•	limitations on optional prepayments and modifications of certain debt instruments;

•	limitations on modifications to organizational documents;

•	limitations on transactions with affiliates;

•	limitations on entering into certain swap agreements;

•	limitations on negative pledge clauses or clauses restricting subsidiary distributions;

•	limitations on sale-leaseback and other lease transactions; and

•	limitations on changes to our fiscal year.
Our new senior secured credit facility also requires us to comply with:
•	a maximum consolidated leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00; and

•	a minimum consolidated interest coverage ratio, as defined in our new senior secured credit facility (generally, the ratio of our consolidated EBITDA to consolidated interest expense for the most recent four quarters), of 3.00:1.00.
The following table shows the required and actual financial ratios under our new senior secured credit facility as of June 30, 2011:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.90:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	7.25:1.00
In addition, we are required to give notice to the administrative agent and the lenders under our new senior secured credit facility of defaults under the facility documentation and other material events, make any new wholly-owned domestic subsidiary (other than an immaterial

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
subsidiary) a subsidiary guarantor and pledge substantially all after-acquired property as collateral to secure our and our subsidiary guarantors’ obligations in respect of the facility.
Events of Default
Our new senior secured credit facility contains customary events of default, including upon a change in control. If such an event of default occurs, the lenders under our new senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our new senior secured credit facility.
8 1/4% Senior Notes due 2015
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. We recognized a pre-tax loss on extinguishment of debt of $13.3 million during the six months ended June 30, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
During the three and six months ended June 30, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the three and six months ended June 30, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.
6 5/8% Senior Notes due 2021
On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2021 (the “2021 Notes”). The net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation as described above and the redemption of the remaining outstanding 2015 Notes. We capitalized related debt issuance costs of approximately $5.1 million, which will be amortized over the term of the 2021 Notes.
Interest on the 2021 Notes is payable every six months on February 1 and August 1, commencing August 1, 2011. The 2021 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.
In July 2011, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2021 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $260.0 million, or 100%, of the original notes were exchanged for exchange notes in the exchange offer. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.
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
Covenant Compliance
As of June 30, 2011, we were in compliance with all of our indenture and new senior secured credit facility covenants.
4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

	June 30,	December 31,
(in thousands of U.S. dollars)	2011	2010

Accrued interest	$7,352	$6,710
Accrued compensation and benefits	40,803	57,781
Other accrued expenses	37,434	35,121

Accrued expenses	$85,589	$99,612

5. COMMITMENTS AND CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of June 30, 2011, we have recorded a liability of $10.0 million, reflecting our best estimate of our potential sales tax liability.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In connection with the settlement, the parties worked with the United States District Court for the Eastern District of Michigan (the “Court”), under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The Court issued the order on this matter on June 15, 2011.
The settlement resolves all outstanding claims between us and News as of February 4, 2010. As a result, the parties agreed to dismiss all outstanding litigation between them and release all existing and potential claims against each other that were or could have been asserted in the litigation as of the date of the Settlement Agreement.
During the six months ended June 30, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million were recorded as a separate line item “Gain from litigation settlement, net” in our condensed consolidated statement of income for the three and six months ended June 30, 2010.
7. EARNINGS PER SHARE
Earnings per common share data were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Net earnings	$30,252	$11,105	$51,663	$333,633

Weighted-average common shares outstanding, basic	47,877	49,531	48,903	49,251
Shares issued on exercise of dilutive options	5,591	9,142	6,142	8,237
Shares purchased with assumed proceeds of options and unearned restricted shares	(3,305)	(6,183)	(3,799)	(5,469)
Shares contingently issuable	4	9	4	9

Weighted-average common shares outstanding, diluted	50,167	52,499	51,250	52,028

Net earnings per common share, diluted	$0.60	$0.21	$1.01	$6.41

Anti-dilutive options excluded from calculation of weighted- average common shares outstanding, diluted	3,285	1,472	2,915	2,729

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

	Notional Amounts		Fair Value
	June 30,	December 31,	June 30,	December 31,
(in millions of U.S. Dollars)	2011	2010	2011	2010	Balance Sheet Location

Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	N/A	$300.0	N/A	$(4.6)	Other non-current liabilities
Derivatives not receiving hedge accounting treatment:
Interest rate swap contract	220.0	N/A	(2.7)	N/A	Other non-current liabilities
Foreign exchange contracts	11.0	11.4	0.7	0.7	Prepaid expenses and other

Total derivative financial instruments	$231.0	$311.4	$(2.0)	$(3.9)

The fair values of our interest rate swap contract and foreign exchange contracts are determined based on third-party valuation models and observable foreign exchange forward contract rates, respectively, both of which represent Level 2 fair value inputs.
The following tables summarize the impact of derivative financial instruments on the condensed consolidated financial statements for the indicated periods:

	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	Amount of Pre-tax Gain				Amount of Pre-tax Loss
	(Loss) Recognized in		Amount of Pre-tax Loss		Reclassified from AOCI
(in millions of U.S. Dollars)	Earnings		Recognized in OCI		into Earnings

Derivatives designated as cash flow hedging instruments:
Interest rate swap contract (a)	$—	$—	$(0.2)	$(1.6)	$(3.7)	$—

Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts (a)	$(0.1)	$0.3	$—	$—	$—	$(4.4)
Foreign exchange contracts (b)	(0.2)	(0.6)	—	—	—	—

	$(0.3)	$(0.3)	$(0.2)	$(1.6)	$(3.7)	$(4.4)

(a)	Recognized in Interest expense

(b)	Recognized in Cost of sales

	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	Amount of Pre-tax Gain				Amount of Pre-tax Loss
	(Loss) Recognized in		Amount of Pre-tax Loss		Reclassified from AOCI
(in millions of U.S. Dollars)	Earnings		Recognized in OCI		into Earnings

Derivatives designated as cash flow hedging instruments:
Interest rate swap contract (a)	$—	$—	$(0.4)	$(3.8)	$(5.0)	$—

Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts (a)	$(0.1)	$3.2	$—	$—	$—	$(8.9)
Foreign exchange contracts (b)	—	(0.1)	—	—	—	—

	$(0.1)	$3.1	$(0.4)	$(3.8)	$(5.0)	$(8.9)

(a)	Recognized in Interest expense

(b)	Recognized in Cost of sales

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Interest Rate Swaps
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
On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, for an effective rate of 4.255%, including the applicable margin, for $300.0 million of our variable rate debt under our prior senior secured credit facility. The effective date of this agreement was December 31, 2010. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap was designated as, and qualified as, a cash flow hedge through the termination of the prior senior secured credit facility on June 27, 2011. During the three and six months ended June 30, 2011, as a result of the termination of the prior senior secured credit facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense. This interest rate swap remains in effect and subsequent changes in the fair value of this swap will be recognized in earnings as a component of interest expense until the swap expires.
On July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement is June 30, 2012, the expiration date of our existing interest rate swap. Under the swap agreement, we are required to make quarterly payments at a fixed interest rate of 1.8695% per annum to the counterparty on an amortizing notional amount in exchange for receiving variable payments based on the three-month LIBOR interest rate for the same notional amount. After giving effect to the swap agreement, our effective interest rate for the notional amount, based on the current applicable margin under the new senior secured credit facility of 1.75% per annum, will be 3.6195% per annum. The initial notional amount of $186.3 million amortizes quarterly by (i) $2,812,500 from the effective date through the quarter ended September 30, 2013, (ii) $5,625,000 from September 30, 2013 through the quarter ended September 30, 2014, and (iii) $8,437,500 from September 30, 2014 until June 30, 2015, the expiration date of the agreement. The swap is designated as and qualifies as a cash flow hedge.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of June 30, 2011, we had a commitment to purchase $10.7 million in Mexican pesos and $0.3 million in Polish zlotys over the next 12 months.
Long-Term Debt
The estimated fair market value of our long-term debt was $5.5 million below carrying value and $10.6 million above carrying value as of June 30, 2011 and December 31, 2010, respectively. Our 2021 Notes are traded in the market and are classified as a Level 1 measurement with the fair value determined based on the quoted active market prices. Borrowings under our new senior secured credit facility are classified as Level 3 measurements as these securities are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.
9. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Shares repurchased	2,144,067	1,619,600	3,766,852	1,619,600

Aggregate repurchase price	$60,326,065	$54,622,971	$105,856,445	$54,622,971

Average price paid per share	$28.14	$33.73	$28.10	$33.73
As of June 30, 2011, we had authorization to repurchase an additional 6,590,301 shares of our common stock under the share repurchase program approved by our Board of Directors.
10. SEGMENT REPORTING
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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth, by segment, revenues, depreciation/amortization and segment profit for the indicated periods:

	Three Months Ended June 30,
				International,
		Neighborhood		Digital Media &
(in millions of U.S. dollars)	Shared Mail	Targeted	FSI	Services	Total

2011
Revenues from external customers	$337.2	$88.8	$89.2	$50.0	$565.2
Intersegment revenues	$4.1	$12.9	$9.8	$0.1	$26.9
Depreciation/amortization	$9.5	$1.0	$3.0	$1.9	$15.4
Segment profit	$47.7	$0.8	$8.3	$6.4	$63.2

2010
Revenues from external customers	$326.3	$116.3	$94.6	$42.8	$580.0
Intersegment revenues	$3.9	$6.8	$9.3	$—	$20.0
Depreciation/amortization	$10.2	$1.0	$3.1	$0.8	$15.1
Segment profit	$40.6	$5.3	$11.4	$3.1	$60.4

	Six Months Ended June 30,
				International,
		Neighborhood		Digital Media &
(in millions of U.S. dollars)	Shared Mail	Targeted	FSI	Services	Total

2011
Revenues from external customers	$659.8	$178.9	$178.4	$95.1	$1,112.2
Intersegment revenues	$8.6	$22.2	$19.6	$0.2	$50.6
Depreciation/amortization	$19.5	$2.0	$6.0	$3.6	$31.1
Segment profit	$89.8	$2.7	$15.7	$11.8	$120.0

2010
Revenues from external customers	$639.2	$216.1	$192.1	$82.6	$1,130.0
Intersegment revenues	$7.4	$12.4	$18.9	$—	$38.7
Depreciation/amortization	$20.9	$2.0	$6.2	$1.6	$30.7
Segment profit	$72.2	$12.4	$19.7	$8.6	$112.9
The following table provides reconciliations of total segment profit to earnings from operations for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars)	2011	2010	2011	2010

Total segment profit	$63.2	$60.4	$120.0	$112.9
Unallocated amounts:
Gain from litigation settlement	—	—	—	490.1

Earnings from operations	$63.2	$60.4	$120.0	$603.0

Domestic and foreign revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars)	2011	2010	2011	2010

United States	$550.3	$566.2	$1,085.2	$1,102.9
Foreign	14.9	13.8	27.0	27.1

Revenues	$565.2	$580.0	$1,112.2	$1,130.0

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	June 30,	December 31,
(in millions of U.S. dollars)	2011	2010

United States	$153.9	$166.8
Foreign	8.5	8.8

Property, plant and equipment, net	$162.4	$175.6

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
The following tables present the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, the condensed consolidating statements of income for the three and six months ended June 30, 2011 and 2010, and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010. As a result of combining our general ledgers of record into an existing, single general ledger module within our enterprise resource planning system on July 1, 2010, the condensed consolidating statements of income for the three and six months ended June 30, 2011 below reflect certain revenues and costs and expenses between the Parent Company and the Guarantor Subsidiaries differently than the condensed consolidating statements of income for the three and six months ended June 30, 2010. Although it is not practicable to reclassify the amounts presented for the three and six months ended June 30, 2010 to reflect these changes in presentation, if such reclassifications could be made they would have no effect on any of the “Consolidated Total” amounts included below and would have no effect on the net income of the Parent Company or the Non-Guarantor Subsidiaries.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet
June 30, 2011
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
Assets	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Current assets:
Cash and cash equivalents	$84,913	$5,480	$28,569	$—	$118,962
Accounts receivable, net	114,688	273,820	22,915	—	411,423
Inventories	30,941	8,275	3	—	39,219
Prepaid expenses and other (including intercompany)	1,008,120	1,047,338	1,712	(1,994,548)	62,622

Total current assets	1,238,662	1,334,913	53,199	(1,994,548)	632,226

Property, plant and equipment, net	26,154	134,415	1,830	—	162,399
Goodwill and other intangible assets, net	42,735	814,253	6,989	—	863,977
Investments	399,493	21,137	—	(417,566)	3,064
Intercompany note receivable (payable)	(73,639)	86,187	(12,548)	—	—
Other assets	10,478	2,948	1,083	—	14,509

Total assets	$1,643,883	$2,393,853	$50,553	$(2,412,114)	$1,676,175

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
Liabilities and Stockholders’ Equity	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Current liabilities:
Current portion, long-term debt	$15,000	$—	$—	$—	$15,000
Accounts payable and intercompany payable	464,676	1,840,636	9,429	(1,994,548)	320,193
Progress billings	14,800	14,170	15,645	—	44,615
Accrued expenses	42,876	35,601	7,112	—	85,589

Total current liabilities	537,352	1,890,407	32,186	(1,994,548)	465,397

Long-term debt	595,060	—	—	—	595,060
Deferred income taxes	(3,616)	87,614	(3,995)	—	80,003
Other non-current liabilities	25,202	18,377	2,251	—	45,830

Total liabilities	1,153,998	1,996,398	30,442	(1,994,548)	1,186,290
Stockholders’ equity	489,885	397,455	20,111	(417,566)	489,885

Total liabilities and stockholders’ equity	$1,643,883	$2,393,853	$50,553	$(2,412,114)	$1,676,175

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$200,589	$444,629	$20,281	$(100,247)	$565,252

Cost and expenses:
Cost of sales	168,597	286,880	13,973	(51,410)	418,040
Selling, general and administrative	21,461	104,561	3,646	(48,837)	80,831
Amortization expense	5	3,150	—	—	3,155

Total costs and expenses	190,063	394,591	17,619	(100,247)	502,026

Earnings from operations	10,526	50,038	2,662	—	63,226

Other expenses and income:
Interest expense	11,726	—	—	—	11,726
Interest income	(96)	—	(26)	—	(122)
Intercompany interest	(3,157)	2,995	162	—	—
Loss on extinguishment of debt	2,966	—	—	—	2,966
Other income, net	9	(1,481)	36	—	(1,436)

Total other expenses, net	11,448	1,514	172	—	13,134

Earnings (loss) before income taxes	(922)	48,524	2,490	—	50,092
Income tax expense	241	18,844	755	—	19,840
Equity in net earnings of subsidiaries	31,415	1,735	—	(33,150)	—

Net earnings	$30,252	$31,415	$1,735	$(33,150)	$30,252

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$210,345	$375,691	$19,016	$(25,102)	$579,950

Cost and expenses:
Cost of sales	164,074	271,879	12,914	(25,102)	423,765
Selling, general and administrative	36,274	52,619	3,770	—	92,663
Amortization expense	5	3,150	—	—	3,155

Total costs and expenses	200,353	327,648	16,684	(25,102)	519,583

Earnings from operations	9,992	48,043	2,332	—	60,367

Other expenses and income:
Interest expense	17,837	—	—	—	17,837
Interest income	(230)	1	(19)	—	(248)
Intercompany interest	(16,298)	16,186	112	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other income, net	280	(860)	19	—	(561)

Total other expenses (income), net	25,462	15,327	112	—	40,901

Earnings (loss) before income taxes	(15,470)	32,716	2,220	—	19,466
Income tax (benefit) expense	(3,325)	10,906	780	—	8,361
Equity in net earnings of subsidiaries	23,250	1,440	—	(24,690)	—

Net earnings	$11,105	$23,250	$1,440	$(24,690)	$11,105

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$398,755	$873,897	$37,650	$(198,071)	$1,112,231

Cost and expenses:
Cost of sales	334,934	564,712	26,292	(99,321)	826,617
Selling, general and administrative	45,975	204,939	7,094	(98,750)	159,258
Amortization expense	11	6,300	—	—	6,311

Total costs and expenses	380,920	775,951	33,386	(198,071)	992,186

Earnings from operations	17,835	97,946	4,264	—	120,045

Other expenses and income:
Interest expense	21,501	—	—	—	21,501
Interest income	(214)	—	(47)	—	(261)
Intercompany interest	(14,354)	14,192	162	—	—
Loss on extinguishment of debt	16,318	—	—	—	16,318
Other income, net	(218)	(2,270)	176	—	(2,312)

Total other expenses, net	23,033	11,922	291	—	35,246

Earnings (loss) before income taxes	(5,198)	86,024	3,973	—	84,799
Income tax expense	566	31,308	1,262	—	33,136
Equity in net earnings of subsidiaries	57,427	2,711	—	(60,138)	—

Net earnings	$51,663	$57,427	$2,711	$(60,138)	$51,663

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$404,373	$737,009	$36,956	$(48,386)	$1,129,952

Cost and expenses:
Cost of sales	312,663	537,913	24,964	(48,386)	827,154
Selling, general and administrative	72,194	104,290	7,137	—	183,621
Amortization expense	11	6,300	—	—	6,311

Total costs and expenses	384,868	648,503	32,101	(48,386)	1,017,086

Gain from litigation settlement, net	490,085	—	—	—	490,085

Earnings from operations	509,590	88,506	4,855	—	602,951

Other expenses and income:
Interest expense	37,993	—	—	—	37,993
Interest income	(373)	3	(24)	—	(394)
Intercompany interest	(33,544)	33,432	112	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other income, net	(813)	(1,416)	(122)	—	(2,351)

Total other expenses (income), net	27,136	32,019	(34)	—	59,121

Earnings before income taxes	482,454	56,487	4,889	—	543,830
Income tax expense	188,743	20,178	1,276	—	210,197
Equity in net earnings of subsidiaries	39,922	3,613	—	(43,535)	—

Net earnings	$333,633	$39,922	$3,613	$(43,535)	$333,633

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$134,756	$(45,665)	$1,942	$—	$91,033

Cash flows from investing activities:
Additions to property, plant and equipment	(7,124)	(4,428)	(74)	—	(11,626)
Proceeds from sale of property, plant and equipment	20	—	—	—	20
Proceeds from sale of available-for-sale securities	1,494	—	—	—	1,494

Net cash used in investing activities	(5,610)	(4,428)	(74)	—	(10,112)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(47,547)	47,547	—	—	—
Borrowings of long-term debt	610,000	—	—	—	610,000
Repayments of long-term debt	(706,169)	—	—	—	(706,169)
Debt issuance costs	(11,266)	—	—	—	(11,266)
Repurchases of common stock	(105,856)	—	—	—	(105,856)
Proceeds from issuance of common stock	4,672	—	—	—	4,672

Net cash provided (used in) by financing activities	(256,166)	47,547	—	—	(208,619)

Effect of exchange rate changes on cash and cash equivalents	—	—	725	—	725
Net increase (decrease) in cash and cash equivalents	(127,020)	(2,546)	2,593	—	(126,973)
Cash and cash equivalents at beginning of period	211,933	8,026	25,976	—	245,935

Cash and cash equivalents at end of period	$84,913	$5,480	$28,569	$—	$118,962

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(in thousands of U.S. dollars)

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total

Net cash provided by operating activities	$339,620	$86,971	$7,315	$—	$433,906

Cash flows from investing activities:
Additions to property, plant and equipment	(5,393)	(2,861)	(147)	—	(8,401)
Proceeds from sale of property, plant and equipment	36	—	—	—	36

Net cash used in investing activities	(5,357)	(2,861)	(147)	—	(8,365)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	90,923	(90,923)	—	—	—
Repayments of long-term debt	(301,312)	—	—	—	(301,312)
Repurchase of common stock	(54,623)	—	—	—	(54,623)
Proceeds from issuance of common stock	30,433	—	—	—	30,433

Net cash provided by (used in) financing activities	(234,579)	(90,923)	—	—	(325,502)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,177)	—	(1,177)

Net increase (decrease) in cash and cash equivalents	99,684	(6,813)	5,991	—	98,862
Cash and cash equivalents at beginning of period	104,477	7,614	17,755	—	129,846

Cash and cash equivalents at end of period	$204,161	$801	$23,746	$—	$228,708

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preference for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; possible governmental regulation or litigation affecting aspects of our business; clients experiencing financial difficulties, or otherwise being unable to meet their obligations as they become due, could affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional risks include, but are not limited to, those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC.
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

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars, except per share data)	2011	2010	2011	2010

Revenues:
Shared Mail	$337.2	$326.3	$659.8	$639.2
Neighborhood Targeted	88.8	116.3	178.9	216.1
Free-standing Inserts (“FSI”)	89.2	94.6	178.4	192.1
International, Digital Media & Services	50.0	42.8	95.1	82.6

Total revenues	565.2	580.0	1,112.2	1,130.0

Cost of sales	418.0	423.8	826.6	827.2

Gross profit	147.2	156.2	285.6	302.8
Selling, general and administrative	80.8	92.7	159.3	183.6
Amortization expense	3.2	3.1	6.3	6.3
Gain from litigation settlement, net	—	—	—	490.1

Earnings from operations	63.2	60.4	120.0	603.0

Other expenses and income:
Interest expense, net	11.6	17.6	21.2	37.6
Loss on extinguishment of debt	3.0	23.9	16.3	23.9
Other income, net	(1.5)	(0.6)	(2.3)	(2.3)

Total other expenses, net	13.1	40.9	35.2	59.2

Earnings before income taxes	50.1	19.5	84.8	543.8
Income tax expense	19.8	8.4	33.1	210.2

Net earnings	$30.3	$11.1	$51.7	$333.6

Net earnings per common share, diluted	$0.60	$0.21	$1.01	$6.41

Revenues
We reported revenues of $565.2 million and $580.0 million for the three months ended June 30, 2011 and 2010, respectively, and $1,112.2 million and $1,130.0 million for the six months ended June 30, 2011 and 2010, respectively. As further discussed in Segment Results below, these decreases in consolidated revenues resulted from decreased revenues in the Neighborhood Targeted and FSI segments, which were offset, in part, by increased revenues in the Shared Mail segment and International, Digital Media & Services.
Cost of Sales
Cost of sales was $418.0 million and $423.8 million for the three months ended June 30, 2011 and 2010, respectively. Gross profit as a percentage of revenues for the three months ended June 30, 2011 was 26.0%, compared to 26.9% for the three months ended June 30, 2010. Cost of sales was $826.6 million and $827.2 million for the six months ended June 30, 2011 and 2010, respectively. Gross profit as a percentage of revenues for the six months ended June 30, 2011 was 25.7%, compared to 26.8% for the six months ended June 30, 2010. These decreases in gross profit as a percentage of revenues resulted primarily from decreased revenues in the Neighborhood Targeted and FSI segments and cost increases in paper and energy in the FSI segment.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $80.8 million and $92.7 million for the three months ended June 30, 2011 and 2010, respectively, and $159.3 million and $183.6 million for the six months ended June 30, 2011 and 2010, respectively. SG&A expenses for the six months ended June 30, 2010 included $2.1 million in legal costs associated with our lawsuits against News (as defined and further described in Gain from Litigation Settlement below). In addition, stock-based compensation expense for the three and six months ended June 30, 2011 decreased $5.4 million and $9.4 million, respectively, as compared to the three and six months ended June 30, 2010. The remaining decreases in SG&A expenses primarily reflect reduced incentive compensation expense and our cost containment efforts.
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
During the six months ended June 30, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement, net” in our condensed consolidated statement of income for the six months ended June 30, 2010.
Loss on Extinguishment of Debt
On June 27, 2011, we entered into a new senior secured credit facility, which replaced and terminated our prior senior secured credit facility (both of which as described below). We used the proceeds of the new senior secured credit facility along with existing cash to repay all outstanding borrowings under our prior senior secured credit facility, to pay accrued interest with respect to such loans and to pay the fees and expenses related to the new senior secured credit facility. We recognized a pre-tax loss on extinguishment of debt of $3.0 million during the three and six months ended June 30, 2011, which represents the write-off of related capitalized debt issuance costs.
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. We recognized a pre-tax loss on extinguishment of debt of $13.3 million during the six months ended June 30, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
During the three and six months ended June 30, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the three and six months ended June 30, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.
Interest Expense, Net
Interest expense, net was $11.6 million and $17.6 million for the three months ended June 30, 2011 and 2010, respectively, and $21.2 million and $37.6 million for the six months ended June 30, 2011 and 2010, respectively. The decreases in interest expense, net were primarily due to lower debt balances as a result of our repurchase of $297.8 million aggregate principal amount of the 2015 Notes during the second quarter of 2010 and the reduced interest rate associated with the 2021 Notes as compared to the 2015 Notes.

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our prior senior secured credit facility. The swap was designated as and qualified as a cash flow hedge through the termination of the prior senior secured credit facility on June 27, 2011. During the three and six months ended June 30, 2011, as a result of the termination of the prior senior secured credit facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense, which partially offset the decreases in interest expense described above.
Income Tax Expense
Income tax expense represented 39.5% and 43.1% of earnings before income taxes for the three months ended June 30, 2011 and 2010, respectively, and 39.0% and 38.7% of earnings before income taxes for the six months ended June 30, 2011 and 2010, respectively. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.
Net Earnings
Net earnings were $30.3 million and $11.1 million for the three months ended June 30, 2011 and 2010, respectively, or $0.60 and $0.21, respectively, per common share, diluted. Net earnings were $51.7 million and $333.6 million for the six months ended June 30, 2011 and 2010, respectively, or $1.01 and $6.41, respectively, per common share, diluted. As discussed above, net earnings and net earnings per common share, diluted for the three and six months ended June 30, 2011 and 2010 included certain items affecting the comparability of such periods; specifically, losses on extinguishment of debt and related charges in the each of three and six month periods ended June 30, 2011 and 2010 and a gain from litigation settlement in the six months ended June 30, 2010. In Non-GAAP Financial Measures below, we compare net earnings and net earnings per common share, diluted for the three and six months ended June 30, 2011 and 2010 excluding these items.
Non-GAAP Financial Measures
We define adjusted net earnings and adjusted net earnings per common share, diluted, as net earnings excluding losses on extinguishment of debt, including the related reclassification of previously unrealized losses on interest rate swaps from accumulated other comprehensive income to earnings, net of tax, and the gain from litigation settlement, net of tax. We present adjusted net earnings and adjusted net earnings per common share, diluted, because we believe these measures are useful to investors as they provide measures of our profitability on a more comparable basis to historical periods because they exclude items we do not believe are indicative of our core operating performance. In addition, we exclude these items when we internally evaluate our company’s performance.
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

The following tables reconcile net earnings and net earnings per common share, diluted, for the three and six months ended June 30, 2011 and 2010 to adjusted net earnings and adjusted net earnings per common share, diluted:

	Three Months Ended
	June 30,
	2011		2010
	U.S.	Per	U.S.	Per
	Dollars	Common	Dollars	Common
	in	Share,	in	Share,
	Millions	Diluted	Millions	Diluted
Net earnings	$30.3	$0.60	$11.1	$0.21

Excluding:
Loss on extinguishment of debt and related charges, net of tax	3.4	0.07	14.7	0.28

Adjusted net earnings	$33.7	$0.67	$25.8	$0.49

	Six Months Ended
	June 30,
	2011		2010
	U.S.	Per	U.S.	Per
	Dollars	Common	Dollars	Common
	in	Share,	in	Share,
	Millions	Diluted	Millions	Diluted
Net earnings	$51.7	$1.01	$333.6	$6.41

Excluding:
Loss on extinguishment of debt and related charges, net of tax	11.6	0.23	14.7	0.28
Gain from litigation settlement, net of tax	—	—	(301.4)	(5.79)

Adjusted net earnings	$63.3	$1.24	$46.9	$0.90

The increases in adjusted net earnings and adjusted net earnings per common share, diluted, for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 reflect a net improvement in our total segment profit and decreased interest expense.
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
In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes our coupon clearing and analytics business, NCH Marketing Services, Inc. (“NCH”), Valassis Canada, Inc., Promotion Watch, direct mail, analytics, digital and in-store.
We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or non-recurring items. For additional information, including a reconciliation of total segment profit to earnings from operations, see Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Shared Mail
Shared Mail revenues were $337.2 million and $326.3 million for the three months ended June 30, 2011 and 2010, respectively, an increase of 3.3%, and $659.8 million and $639.2 million for the six months ended June 30, 2011 and 2010, respectively, an increase of 3.2%. These increases were attributable to volume gains in inserts as demonstrated by the growth in Shared Mail pieces distributed. Shared Mail pieces increased 2.3% to 9.2 billion pieces for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, and increased 3.5% to 18.3 billion pieces for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Revenue attributable to the volume gains was offset, in part, by lower revenue from the RedPlum® wrap product.
Shared Mail packages delivered were 0.9 billion and 1.8 billion, respectively, for the three and six months ended June 30, 2011, increasing 0.7% and 0.1%, respectively, from the three and six months ended June 30, 2010. The growth in Shared Mail pieces, on relatively flat Shared Mail packages volumes, resulted in the increase in average pieces per package. Shared Mail average pieces per package were 9.8 pieces and 9.9 pieces, respectively, for the three and six months ended June 30, 2011 increasing 2.0% and 3.1%, respectively, from the three and six months ended June 30, 2010.
Gross margin as a percentage of revenues was 28.8% and 29.4% for the three months ended June 30, 2011 and 2010, respectively, and 28.5% for each of the six month periods ended June 30, 2011 and 2010. Gross margin as a percentage of revenues was favorably impacted by the flow-through of the increased insert volume and related efficiencies in unused postage. Unused postage as a percentage of base postage was 13.8% and 16.0% for the three months ended June 30, 2011 and 2010, respectively, and 14.3% and 16.8% for the six months ended June 30, 2011 and 2010, respectively. Offsetting the favorable impact of the above items, gross margin as a percentage of revenues was negatively impacted by a product mix shift toward printed products, which drove an increase in print costs. In addition, gross margin as a percentage of revenues for the three months ended June 30, 2011 was unfavorably affected by the reduction in RedPlum® wrap product revenues.
Segment profit was $47.7 million and $40.6 million for the three months ended June 30, 2011 and 2010, respectively, an increase of 17.5%, and $89.8 million and $72.2 million for the six months ended June 30, 2011 and 2010, respectively, an increase of 24.4%. Segment profit as a percentage of revenues was 14.1% and 12.4% for the three months ended June 30, 2011 and 2010, respectively, and 13.6% and 11.3% for the six months ended June 30, 2011 and 2010, respectively. The increases in segment profit and segment profit as a percentage of revenues were the result of the growth in revenues achieved through the increase in insert volumes and decreased SG&A costs.
Neighborhood Targeted
Neighborhood Targeted revenues were $88.8 million and $116.3 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of 23.6%, and $178.9 million and $216.1 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of 17.2%. These decreases resulted primarily from a decline in Run-of-Press (“ROP”) revenues associated with reduced advertising spending by one client in each of the telecommunications and energy verticals. Based on recent trends, we are projecting ROP revenue being down approximately $80 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. In addition, during the three months ended June 30, 2011, we experienced reduced revenue from our polybag advertising and sampling business as compared to the three months ended June 30, 2010.
Segment profit was $0.8 million and $5.3 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of 84.9%, and $2.7 million and $12.4 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of 78.2%. Segment profit was negatively impacted by:
•	margin pressure associated with a changing client base as we have been strategically targeting larger, higher frequency newspaper insert clients who typically need optimized media solutions that blend newspaper inserts with higher margin shared mail products; and

•	the aforementioned decline in ROP and polybag advertising and sampling revenues.

Free-standing Inserts
FSI revenues were $89.2 million and $94.6 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of 5.7%, and $178.4 million and $192.1 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of 7.1%. These decreases reflect volume declines associated with reduced market share. In addition, industry units declined approximately 1.5% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which, we believe, reflects our clients’ response to increased coupon redemptions by consumers.
FSI segment profit was $8.3 million and $11.4 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of 27.2%, and, $15.7 million and $19.7 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of 20.3%. In addition to the decline in FSI revenues, segment profit was negatively impacted by increased cost of sales.
International, Digital Media & Services
International, Digital Media & Services revenues were $50.0 million and $42.8 million for the three months ended June 30, 2011 and 2010, respectively, an increase of 16.8%, and $95.1 million and $82.6 million for the six months ended June 30, 2011 and 2010, respectively, an increase of 15.1%. International, Digital Media & Services segment profit was $6.4 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively, an increase of 106.5%, and $11.8 million and $8.6 million for the six months ended June 30, 2011 and 2010, respectively, an increase of 37.2%. These increases in revenues and segment profit were due primarily to strong performance by NCH, which was driven by increased coupon redemptions in the United States and Italy, and continued growth in our digital and in-store businesses. These contributions to segment profit were offset, in part, by continued investments in our digital business and the expansion of our in-store network.
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
The following table presents our available sources of liquidity as of June 30, 2011:

	Facility	Amount
(in millions of U.S. dollars)	Amount	Outstanding		Available

Cash and cash equivalents				$119.0
Debt facilities:
New Senior Secured Revolving Credit Facility	$100.0	61.0	(a)	39.0

Total Available				$158.0

(a)	Represents $50.0 million outstanding under the new senior secured revolving line of credit and $11.0 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents
Cash and cash equivalents totaled $119.0 million at June 30, 2011 compared to $245.9 million at December 31, 2010. This decrease in cash and cash equivalents was comprised of net cash provided by operating activities of $91.0 million, offset by net cash used in investing activities of $10.1 million and net cash used in financing activities of $208.6 million during the six months ended June 30, 2011.
Operating Activities — Net cash provided by operating activities was $91.0 million for the six months ended June 30, 2011. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the six months ended June 30, 2011:
•	a net cash inflow of $46.9 million associated with the decrease in accounts receivable, net, which was offset by net cash outflows of $9.4 million and $8.4 million related to decreases in accounts payable and progress billings, respectively; and

•	a reduction of $41.0 million in accrued expenses due primarily to accrued incentive and profit sharing payments made during the six months ended June 30, 2011.
Investing Activities — Net cash used in investing activities was $10.1 million for the six months ended June 30, 2011, which reflects capital acquisitions of property, plant and equipment of $11.6 million, offset by proceeds of $1.5 million related to the sales of property, plant and equipment and available-for-sale securities.
Financing Activities — Net cash used in financing activities was $208.6 million for the six months ended June 30, 2011, which resulted from $350.0 million in proceeds from the new senior secured credit facility (described below), $260.0 million in proceeds related to the issuance of the 2021 Notes (described below) and $4.7 million of proceeds from stock option exercises, offset by $706.2 million of principal payments of long-term debt, primarily related to the repayment and termination of the prior senior secured credit facility (described below) and the cash tender offer, consent solicitation and redemption of the 2015 Notes (described above) and $11.3 million of costs associated with the new senior secured credit facility and issuance of the 2021 Notes. In addition, during the six months ended June 30, 2011, we repurchased $105.9 million, or 3,766,852 shares, of our common stock at an average price of $28.10 per share.
Current and Long-term Debt
As of June 30, 2011, we had outstanding $610.1 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $300.0 million and $50.0 million under the term loan A and revolving credit facility portions of our senior secured credit facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of June 30, 2011, we had total outstanding letters of credit of approximately $11.0 million.
Senior Secured Credit Facility
General — On June 27, 2011, we entered into a new senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders jointly arranged by J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. (the “new senior secured credit facility”). The new senior secured credit facility and related loan documents replaced and terminated our prior credit agreement, dated as of March 2, 2007, as amended (the “prior senior secured credit facility”), by and among Valassis, Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. In connection with the termination of the prior senior secured credit facility, all obligations and rights under the related guarantee, security and collateral agency agreement, dated as of March 2, 2007, as amended (the “Prior Security Agreement”), by Valassis and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the Secured Parties (as defined in the Prior Security Agreement), were also simultaneously terminated.

The new senior secured credit facility consists of:
•	a five-year term loan A in an aggregate principal amount equal to $300.0 million, with principal repayable in quarterly installments at a rate of 5.0% during each of the first two years, 10% during the third year, 15% during the fourth year and 11.25% during the fifth year, with the remaining 53.75% due at maturity (the “Term Loan A”);

•	a five-year revolving credit facility in an aggregate principal amount of $100 million, including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility (the “revolving line of credit”), of which $50.0 million was drawn at closing and remains outstanding as of June 30, 2011 (exclusive of outstanding letters of credit described below); and

•	an incremental facility pursuant to which, prior to the maturity of the new senior secured credit facility, we may incur additional indebtedness in an amount up to $150.0 million under the revolving line of credit or the term loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the new senior secured credit facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the revolving line of credit and the Term Loan A.
We used the initial borrowing under the revolving line of credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under the Term Loan B and Delayed Draw Term Loan portions of our prior senior secured credit facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the new senior secured credit facility.
All borrowings under our new senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2011, we had approximately $39.0 million available under the revolving line of credit portion of our senior secured credit facility (after giving effect to the reductions in availability pursuant to $11.0 million in standby letters of credit outstanding as of June 30, 2011).
Interest and Fees — Borrowings under our new senior secured credit facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.5% or one-month LIBOR plus 1%) (the “Base Rate”) or at an Adjusted LIBO Rate (as defined in the credit agreement governing the new senior secured credit facility) (the “Eurodollar Rate”), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are initially 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. Beginning with the delivery of the financial statements and the compliance certificate for the quarter ending September 30, 2011, the margins applicable to the borrowings under our new senior secured credit facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate. See Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion regarding our various interest rate swap agreements.
Guarantees and Security — Our new senior secured credit facility is guaranteed by certain of our existing and future domestic restricted subsidiaries pursuant to a Guarantee and Collateral Agreement. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our domestic subsidiary guarantors and 65% of the capital stock of certain of our existing and future foreign subsidiaries.
The Guarantee and Collateral Agreement also secures our 2033 Secured Notes on an equal and ratable basis with the indebtedness under our new senior secured credit facility to the extent required by the indenture governing such notes.
Prepayments — The new senior secured credit facility also contains a requirement that we make mandatory principal prepayments on the Term Loan A and revolving line of credit in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from certain asset sales, casualty events or condemnation recoveries (in each case, to the extent not otherwise used for reinvestment in our business or related business and subject to certain other exceptions). The new senior secured credit facility further provides that, subject to customary notice and minimum amount conditions, we may make voluntary prepayments without payment of premium or penalty.

Covenants — Subject to customary and otherwise agreed upon exceptions, our new senior secured credit facility contains affirmative and negative covenants, including, but not limited to:
•	the payment of other obligations;

•	the maintenance of organizational existences, including, but not limited to, maintaining our property and insurance;

•	compliance with all material contractual obligations and requirements of law;

•	limitations on the incurrence of indebtedness;

•	limitations on creation and existence of liens;

•	limitations on certain fundamental changes to our corporate structure and nature of our business, including mergers;

•	limitations on asset sales;

•	limitations on restricted payments, including certain dividends and stock repurchases and redemptions;

•	limitations on capital expenditures;

•	limitations on any investments, provided that certain “permitted acquisitions” and strategic investments are allowed;

•	limitations on optional prepayments and modifications of certain debt instruments;

•	limitations on modifications to organizational documents;

•	limitations on transactions with affiliates;

•	limitations on entering into certain swap agreements;

•	limitations on negative pledge clauses or clauses restricting subsidiary distributions;

•	limitations on sale-leaseback and other lease transactions; and

•	limitations on changes to our fiscal year.
Our new senior secured credit facility also requires us to comply with:
•	a maximum consolidated leverage ratio, as defined in our senior secured credit facility (generally, the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00; and

•	a minimum consolidated interest coverage ratio, as defined in our new senior secured credit facility (generally, the ratio of our consolidated EBITDA to consolidated interest expense for the most recent four quarters), of 3.00:1.00.
The following table shows the required and actual financial ratios under our new senior secured credit facility as of June 30, 2011:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.90:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	7.25:1.00
In addition, we are required to give notice to the administrative agent and the lenders under our new senior secured credit facility of defaults under the facility documentation and other material events, make any new wholly-owned domestic subsidiary (other than an immaterial subsidiary) a subsidiary guarantor and pledge substantially all after-acquired property as collateral to secure our and our subsidiary guarantors’ obligations in respect of the facility.
Events of Default — Our new senior secured credit facility contains customary events of default, including upon a change in control. If such an event of default occurs, the lenders under our new senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our new senior secured credit facility.
8 1/4% Senior Notes due 2015
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation.

During the three and six months ended June 30, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases.
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
In July 2011, in accordance with the terms of the registration rights agreement between us and the initial purchasers of the 2021 Notes, we completed an exchange offer to exchange the original notes issued in the private placement for a like principal amount of exchange notes registered under the Securities Act of 1933, as amended. An aggregate principal amount of $260.0 million, or 100%, of the original notes were exchanged for exchange notes in the exchange offer. The exchange notes are substantially identical to the original notes, except that the exchange notes are not subject to certain transfer restrictions.
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
Senior Secured Convertible Notes due 2033
In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. We used the delayed draw term loan portion of our prior senior secured credit facility to finance the tender offer. As of June 30, 2011, an aggregate principal amount of $85,000 (or approximately $60,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

Additional Provisions
The indenture governing the 2033 Secured Notes contains a cross-default provision which becomes applicable if we default under any mortgage, indenture or instrument evidencing indebtedness for money borrowed by us and the default results in the acceleration of such indebtedness prior to its express maturity, and the principal amount of any such accelerated indebtedness aggregates in excess of $25.0 million. The 2021 Indenture contains a cross-default provision which becomes applicable if we (a) fail to pay the stated principal amount of any of our indebtedness at its final maturity date, or (b) default under any of our indebtedness and the default results in the acceleration of indebtedness, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $50.0 million or more. Our credit agreement contains a cross-default provision which becomes applicable if we (a) fail to make any payment under any indebtedness for money borrowed by us (other than the obligations under such credit agreement) in an aggregate outstanding principal amount of at least $50.0 million or, (b) otherwise default under any such indebtedness, or trigger another event which causes such indebtedness to become due or to be repurchased, prepaid, defeased or redeemed or become subject to an offer to repurchase, prepay, defease or redeem such indebtedness prior to its stated maturity.
Subject to applicable limitations in our senior secured credit facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, by exercising rights to call, by satisfying put obligations, or in privately negotiated transactions or otherwise.
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Covenant Compliance
As of June 30, 2011, we were in compliance with all of our indenture and new senior secured credit facility covenants.
Off-balance Sheet Arrangements
As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $11.6 million for the six months ended June 30, 2011, and are expected to be an aggregate amount of approximately $30.0 million for the 2011 fiscal year. It is expected these expenditures will be made using funds provided by operations.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of new accounting pronouncements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying condensed consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.
Interest Rates
As described above, our borrowings under our new senior secured credit facility are subject to a variable rate of interest. In December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010 and an initial notional amount of $300.0 million, which amortizes by $40.0 million at the end of each quarter subsequent to the effective date to $100.0 million for the quarter ended June 30, 2012, the expiration date of the interest rate swap agreement. This interest rate swap agreement effectively fixes, at 3.755%, the interest rate for the portion of our variable rate debt outstanding under our new senior secured credit facility equal to the outstanding notional amount of the interest rate swap agreement. As of June 30, 2011, the notional amount of this interest rate swap agreement was $220.0 million and the fair value of this derivative was a liability of $2.7 million.
As of June 30, 2011, the variable rate indebtedness outstanding under our new senior secured credit facility in excess of the outstanding notional amount of the interest rate swap agreement described above was an aggregate principal amount of $130.0 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $13.5 million between July 1, 2011 and June 27, 2016, the maturity date of the new senior secured credit facility. However, as a result of the interest rate swap agreement we entered into on July 6, 2011, the increase in our debt service obligations under the same scenario would be $7.2 million.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2011, we had commitments to purchase $10.7 million in Mexican pesos and $0.3 million in Polish zlotys over the next 12 months.
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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is likely to materially affect, internal control over financial reporting.
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
In connection with the settlement, the parties worked with the United States District Court for the Eastern District of Michigan (the “Court”), under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The Court issued the order on this matter on June 15, 2011.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 Form 10-K, which could materially affect our business, financial condition and future results. As previously disclosed in this Quarterly Report on Form 10-Q, we recently refinanced our senior secured credit facility. Accordingly, any reference to our senior secured credit facility contained in the risk factors of our 2010 Form 10-K shall now refer to the new senior secured credit facility we entered into in June 2011. In addition, as previously disclosed in this Quarterly Report on Form 10-Q, we entered into a new interest rate swap agreement in July 2011. The following risks should be considered in lieu of the risks set forth in our 2010 Form 10-K under the same heading.
Some of our debt, including borrowings under our senior secured credit facility, is based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates.
As of June 30, 2011, $350.0 million of our $610.1 million aggregate indebtedness was subject to variable interest rates. However, in December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010 and an initial notional amount of $300.0 million, which effectively fixes the interest rate for an amortizing notional amount of this variable rate debt under our senior secured credit facility at an interest rate of 4.255%. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. In July 2011, we entered into a new interest rate swap agreement with an effective date of June 30, 2012, which effectively fixes the interest rate for an amortizing notional amount (initially $186.3 million) of this variable rate debt under our senior secured credit facility at an interest rate of 3.6195% per annum and expires on June 30, 2015. Our remaining variable rate indebtedness, which was an aggregate principal amount of $130.0 million outstanding under our senior secured credit facility as of June 30, 2011 is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate (as defined in the credit agreement governing the new senior secured credit facility), the interest rate currently applicable to this variable rate debt, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $13.5 million between January 1, 2011 and June 27, 2016, the maturity date of the term loan and revolving line of credit under the senior secured credit facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the revolving loan portion of our senior secured credit facility, our interest rate risk may increase.
The risks described above and in our 2010 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended June 30, 2011:

		Average Price
	Total	Paid per Share	Total Number	Maximum Number
	Number of	(including	of Shares Purchased	of Shares that May
	Shares	broker	as Part of Publicly	Yet be Purchased
Period	Purchased	commissions)	Announced Plan (a)	under the Plan (b)

April 1, 2011 to April 30, 2011	—	$—	—	2,734,368
May 1, 2011 to May 31, 2011	1,535,766	$27.91	1,535,766	7,198,602 (c)
June 1, 2011 to June 30, 2011	608,301	$28.71	608,301	6,590,301

	2,144,067	$28.14	2,144,067

(a)	On August 25, 2005, our Board of Directors approved the repurchase of 5 million shares of our common stock. This share repurchase plan was suspended in February 2006. On May 6, 2010, our Board of Directors reinstated this share repurchase plan.

(b)	Our ability to make share repurchases may be limited by the documents governing our indebtedness.

(c)	In May 2011, our Board of Directors approved an increase of 6 million shares to our August 25, 2005 share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of June 27, 2011, between Valassis Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated as of May 22, 2003 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011)

10.1	Credit Agreement, dated as of June 27, 2011, by and among Valassis Communications, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as joint bookrunners and joint lead arrangers, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011)

10.2	Guarantee and Collateral Agreement, dated as of June 27, 2011, by and among Valassis Communications, Inc. and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2011

Valassis Communications, Inc. (Registrant)
By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of June 27, 2011, between Valassis Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated as of May 22, 2003 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011)

10.1	Credit Agreement, dated as of June 27, 2011, by and among Valassis Communications, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as joint bookrunners and joint lead arrangers, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011)

10.2	Guarantee and Collateral Agreement, dated as of June 27, 2011, by and among Valassis Communications, Inc. and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011)

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.