Form 10-Q
period 2011-09-30
VALASSIS COMMUNICATIONS INC
filed 2011-11-08
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 1, 2011, there were 44,754,756 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.

Index to Quarterly Report on Form 10-Q

Quarter Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Balance Sheets

(U.S. dollars in thousands)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$91,034	$245,935
Accounts receivable, net (Note 1)	407,286	459,952
Inventories (Note 1)	36,135	41,987
Prepaid expenses and other	63,408	38,657

Total current assets	597,863	786,531
Property, plant and equipment, net (Note 1)	157,000	175,567
Goodwill (Note 2)	636,471	636,471
Other intangible assets, net (Note 2)	224,350	233,817
Other assets	16,764	13,272

Total assets	$1,632,448	$1,845,658

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$15,000	$7,058
Accounts payable	295,112	329,602
Progress billings	52,608	53,001
Accrued expenses (Note 4)	93,591	99,612

Total current liabilities	456,311	489,273
Long-term debt (Note 3)	591,310	699,169
Deferred income taxes	78,258	78,764
Other non-current liabilities	39,738	49,568

Total liabilities	1,165,617	1,316,774

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,389,749 and 65,283,749 shares issued at September 30, 2011 and December 31, 2010, respectively; 45,058,606 and 50,361,749 shares outstanding at September 30, 2011 and December 31, 2010, respectively)	654	653
Additional paid-in capital	125,507	124,988
Retained earnings	987,293	908,136
Accumulated other comprehensive income	2,784	3,299
Treasury stock, at cost (20,331,143 and 14,922,000 shares at September 30, 2011 and December 31, 2010, respectively)	(649,407)	(508,192)

Total stockholders’ equity	466,831	528,884

Total liabilities and stockholders’ equity	$1,632,448	$1,845,658

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Income

(U.S. dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$528,391	$572,406	$1,640,622	$1,702,358

Costs and expenses:
Cost of sales	395,728	421,510	1,222,345	1,248,664
Selling, general and administrative	80,520	91,800	239,778	275,421
Amortization expense	3,156	3,156	9,467	9,467

Total costs and expenses	479,404	516,466	1,471,590	1,533,552
Gain from litigation settlement, net (Note 6)	—	—	—	490,085

Earnings from operations	48,987	55,940	169,032	658,891

Other expenses and income:
Interest expense	8,148	14,091	29,649	52,084
Interest income	(54)	(116)	(315)	(510)
Loss on extinguishment of debt (Note 3)	—	—	16,318	23,873
Other income, net	(3,856)	(2,120)	(6,168)	(4,471)

Total other expenses, net	4,238	11,855	39,484	70,976

Earnings before income taxes	44,749	44,085	129,548	587,915
Income tax expense (Note 1)	17,255	17,106	50,391	227,303

Net earnings	$27,494	$26,979	$79,157	$360,612

Net earnings per common share, basic (Note 7)	$0.60	$0.55	$1.65	$7.33

Net earnings per common share, diluted (Note 7)	$0.58	$0.52	$1.58	$6.93

Weighted-average common shares outstanding, basic (Note 7)	45,689	49,138	47,831	49,216

Weighted-average common shares outstanding, diluted (Note 7)	47,766	51,995	50,089	52,033

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Comprehensive Income

(U.S. dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$27,494	$26,979	$79,157	$360,612
Other comprehensive income, net of tax:
Unrealized changes in fair value of cash flow hedges and available-for-sale securities	(2,738)	(789)	(3,108)	(3,159)
Realized losses on cash flow hedges reclassified from AOCI into earnings	—	—	3,040	—
Amortization of realized losses and unrealized changes in fair value of discontinued cash flow hedges	—	2,659	—	8,197
Foreign currency translation adjustment	(1,254)	1,221	(447)	(195)

Total other comprehensive income (loss)	(3,992)	3,091	(515)	4,843

Comprehensive income	$23,502	$30,070	$78,642	$365,455

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Condensed Consolidated Statements of Cash Flows

(U.S. dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$79,157	$360,612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,487	45,919
Amortization of debt issuance costs	1,785	1,855
Provision for losses on accounts receivable	2,515	3,577
Loss on extinguishment of debt	5,748	3,429
Loss on derivatives, net	6,952	14,586
Loss on sale of property, plant and equipment	13	62
Earnings on equity investments	(3,228)	(3,963)
Stock-based compensation expense	6,564	22,371
Deferred income taxes	2,356	10,749
Changes in assets and liabilities:
Accounts receivable, net	50,151	6,000
Inventories	5,852	(3,289)
Prepaid expenses and other	(24,333)	697
Other assets	2,834	1,484
Accounts payable	(34,490)	(44,606)
Progress billings	(393)	10,921
Accrued expenses	(10,253)	(22,374)
Other non-current liabilities	(13,519)	14,177

Total adjustments	44,041	61,595

Net cash provided by operating activities	123,198	422,207

Cash flows from investing activities:
Additions to property, plant and equipment	(18,127)	(16,447)
Additions to intangible assets	—	(7,581)
Proceeds from sale of property, plant and equipment	46	59
Proceeds from sale of available-for-sale securities	1,494	—

Net cash used in investing activities	(16,587)	(23,969)

Cash flows from financing activities:
Borrowings of long-term debt	610,000	—
Repayments of long-term debt	(709,919)	(303,079)
Debt issuance costs	(11,580)	—
Repurchases of common stock	(155,817)	(58,225)
Proceeds from issuance of common stock	5,646	41,603

Net cash used in financing activities	(261,670)	(319,701)

Effect of exchange rate changes on cash and cash equivalents	158	137
Net increase (decrease) in cash and cash equivalents	(154,901)	78,674
Cash and cash equivalents at beginning of period	245,935	129,846

Cash and cash equivalents at end of period	$91,034	$208,520

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,567	$63,894
Cash paid during the period for income taxes	$72,026	$188,804
Non-cash financing activities:
Stock issued under stock-based compensation plans	$3,184	$1,592

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

Significant Accounting Policies

Accounts Receivable

The allowance for doubtful accounts was $5.9 million and $12.1 million as of September 30, 2011 and December 31, 2010, respectively.

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

Inventories

Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the condensed consolidated balance sheets consisted of:

	September 30,	December 31,
(in thousands of U.S. dollars)	2011	2010
Raw materials	$23,771	$27,035
Work in progress	12,364	14,952

Inventories	$36,135	$41,987

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property, Plant and Equipment

The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to Property, plant and equipment, net included on the condensed consolidated balance sheets:

		September 30,	December 31,
	Useful Lives	2011	2010
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,168	$7,195
Buildings, at cost	10 - 30	37,516	37,657
Machinery and equipment, at cost	3 - 20	229,345	225,762
Office furniture and equipment, at cost	3 - 10	234,662	221,804
Leasehold improvements, at cost	5 - 10	28,247	28,174

		536,938	520,592
Less accumulated depreciation		(379,938)	(345,025)

Property, plant and equipment, net		$157,000	$175,567

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	September 30, 2011	December 31, 2010
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	22,357	22,357
International, Digital Media & Services	74,605	74,605

Goodwill	$636,471	$636,471

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The components of other intangible assets, net included on the condensed consolidated balance sheets consisted of:

	September 30, 2011				December 31, 2010
				Weighted				Weighted
		Accum-		Average		Accum-		Average
		ulated		Remaining		ulated		Remaining
	Gross	Amort-	Net	Useful Life	Gross	Amort-	Net	Useful Life
(in thousands of U.S. dollars)	Amount	ization	Amount	(in years)	Amount	ization	Amount	(in years)
Finite-lived intangible assets:
Mailing lists, non compete agreements and other	$48,037	$(9,387)	$38,650	14.3	$48,037	$(7,871)	$40,166	15.0
Customer relationships	140,000	(41,941)	98,059	9.2	140,000	(33,990)	106,010	10.0

Total	188,037	(51,328)	136,709		188,037	(41,861)	146,176

Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other	87,641		87,641		87,641		87,641

Other intangible assets, net	$275,678		$224,350		$275,678		$233,817

3. LONG-TERM DEBT

Long-term debt included on the condensed consolidated balance sheets consisted of:

	September 30,	December 31,
(in thousands of U.S. dollars)	2011	2010
New Senior Secured Revolving Credit Facility	$50,000	$—
Prior Senior Secured Revolving Credit Facility	—	—
Senior Secured Term Loan A	296,250	—
Senior Secured Convertible Notes due 2033, net of discount	60	58
8 1/4% Senior Notes due 2015	—	242,224
6 5/8% Senior Notes due 2021	260,000	—
Senior Secured Term Loan B	—	347,723
Senior Secured Delayed Draw Term Loan	—	116,222

Total debt	606,310	706,227
Current portion long-term debt	15,000	7,058

Long-term debt	$591,310	$699,169

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

•

a five-year revolving credit facility in an aggregate principal amount of $100 million (the “revolving line of credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of September 30, 2011 (exclusive of outstanding letters of credit described below); and

•

an incremental facility pursuant to which, prior to the maturity of the new senior secured credit facility, we may incur additional indebtedness in an amount up to $150.0 million under the revolving line of credit or the term loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the new senior secured credit facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the revolving line of credit and the Term Loan A.

We used the initial borrowing under the revolving line of credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under the Term Loan B and Delayed Draw Term Loan portions of our prior senior secured credit facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the new senior secured credit facility. We recognized a pre-tax loss on extinguishment of debt of $3.0 million during the nine months ended September 30, 2011, which represents the write-off of related capitalized debt issuance costs. In addition, as further discussed in Note 8, Derivative Financial Instruments and Fair Value Measurements, we recorded in interest expense a pre-tax loss of $2.6 million related to the discontinuation of hedge accounting on the related interest rate swap. We capitalized related debt issuance costs of approximately $6.5 million, which will be amortized over the term of the new senior secured credit facility.

All borrowings under our new senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2011, we had approximately $41.1 million available under the revolving line of credit portion of our senior secured credit facility (after giving effect to the reductions in availability pursuant to $8.9 million in standby letters of credit outstanding as of September 30, 2011).

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

The following table shows the required and actual financial ratios under our new senior secured credit facility as of September 30, 2011:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.95:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	7.94:1.00

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

8 1/4% Senior Notes due 2015

On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. We recognized a pre-tax loss on extinguishment of debt of $13.3 million during the nine months ended September 30, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.

During the nine months ended September 30, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the nine months ended September 30, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

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

Interest on the 2021 Notes is payable every six months on February 1 and August 1. The 2021 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.

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

In addition, we must pay accrued and unpaid interest to the redemption date, if any. On or prior to February 1, 2014, we may also redeem at our option up to 35% of the principal amount of the outstanding 2021 Notes with the proceeds of certain equity offerings at the redemption price specified in the 2021 Indenture, plus accrued and unpaid interest to the date of redemption, if any. Upon the occurrence of a change of control, as defined in the 2021 Indenture, we must make a written offer to purchase all of the 2021 Notes for cash at a purchase price equal to 101% of the principal amount of the 2021 Notes, plus accrued and unpaid interest to the date of repurchase, if any.

Covenant Compliance

As of September 30, 2011, we were in compliance with all of our indenture and new senior secured credit facility covenants.

4. ACCRUED EXPENSES

Accrued expenses included on the condensed consolidated balance sheets consisted of:

	September 30,	December 31,
(in thousands of U.S. dollars)	2011	2010
Accrued interest	$4,414	$6,710
Accrued compensation and benefits	41,316	57,781
Other accrued expenses	47,861	35,121

Accrued expenses	$93,591	$99,612

5. COMMITMENTS AND CONTINGENCIES

The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of September 30, 2011, we have recorded a liability of $9.9 million, reflecting our best estimate of our potential sales tax liability.

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

During the nine months ended September 30, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million were recorded as a separate line item “Gain from litigation settlement, net” in our condensed consolidated statement of income for the nine months ended September 30, 2010.

7. EARNINGS PER SHARE

Earnings per common share data were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net earnings	$27,494	$26,979	$79,157	$360,612

Weighted-average common shares outstanding, basic	45,689	49,138	47,831	49,216
Shares issued on exercise of dilutive options	4,981	8,368	5,756	8,303
Shares purchased with assumed proceeds of options and unearned restricted shares	(2,908)	(5,520)	(3,502)	(5,495)
Shares contingently issuable	4	9	4	9

Weighted-average common shares outstanding, diluted	47,766	51,995	50,089	52,033

Net earnings per common share, diluted	$0.58	$0.52	$1.58	$6.93

Anti-dilutive options excluded from calculation of weighted- average common shares outstanding, diluted	3,681	1,409	3,170	2,069

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

	Notional Amounts		Fair Values
(in millions of U.S. Dollars)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$186.3	$300.0	$(4.5)	$(4.6)	Other non-current liabilities
Derivatives not receiving hedge accounting treatment:
Interest rate swap contract	180.0	—	(1.6)	—	Accrued expenses
Foreign exchange contracts	12.6	11.4	(1.3)	0.7	Accrued expenses/Prepaid expenses and other

Total derivative financial instruments	$378.9	$311.4	$(7.4)	$(3.9)

The fair values of our interest rate swap contracts and foreign exchange contracts are determined based on third-party valuation models and observable foreign exchange forward contract rates, respectively, both of which represent Level 2 fair value inputs.

The following tables summarize the impact of derivative financial instruments on the condensed consolidated financial statements for the indicated periods:

	Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(4.5)	$(1.5)	$—	$—

Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	$0.1	$(0.4)	$—	$—	$—	$(4.3)
Foreign exchange contracts	(2.0)	0.2	—	—	—	—

	$(1.9)	$(0.2)	$(4.5)	$(1.5)	$—	$(4.3)

* Amount recognized in earnings related to interest rate swap contracts included in Interest expense and amounts recognized in earnings related to foreign exchange contracts included in Cost of sales.

	Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(4.9)	$(5.3)	$(5.0)	$—

Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	$—	$(1.4)	$—	$—	$—	$(13.2)
Foreign exchange contracts	(2.0)	—	—	—	—	—

	$(2.0)	$(1.4)	$(4.9)	$(5.3)	$(5.0)	$(13.2)

* Amount recognized in earnings related to interest rate swap contracts included in Interest expense and amounts recognized in earnings related to foreign exchange contracts included in Cost of sales.

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

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, for an effective rate of 4.255%, including the applicable margin, for $300.0 million of our variable rate debt under our prior senior secured credit facility. The effective date of this agreement was December 31, 2010. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap was designated as, and qualified as, a cash flow hedge through the termination of the prior senior secured credit facility on June 27, 2011. During the nine months ended September 30, 2011, as a result of the termination of the prior senior secured credit facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense. This interest rate swap remains in effect and subsequent changes in the fair value of this swap will be recognized in earnings as a component of interest expense until the swap expires.

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

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of September 30, 2011, we had a commitment to purchase $11.7 million in Mexican pesos and $0.9 million in Polish zlotys over the next 12 months.

Long-Term Debt

The estimated fair market value of our long-term debt was $26.2 million below carrying value and $10.6 million above carrying value as of September 30, 2011 and December 31, 2010, respectively. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices. Borrowings under our new senior secured credit facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

9. REPURCHASES OF COMMON STOCK

The following table summarizes our repurchases of common stock during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Shares repurchased	2,094,028	114,072	5,860,880	1,733,672

Aggregate repurchase price	$49,960,683	$3,601,798	$155,817,128	$58,224,769

Average price paid per share	$23.86	$31.57	$26.59	$33.58

As of September 30, 2011, we had authorization to repurchase an additional 4,496,273 shares of our common stock under the share repurchase program approved by our Board of Directors.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth, by segment, revenues, depreciation/amortization and segment profit for the indicated periods:

	Three Months Ended September 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2011
Revenues from external customers	$330.5	$76.9	$73.5	$47.5	$528.4
Intersegment revenues	$4.4	$13.8	$9.6	$0.1	$27.9
Depreciation/amortization	$8.9	$1.2	$3.6	$0.7	$14.4
Segment profit (loss)	$46.2	$0.4	$(0.8)	$3.2	$49.0

2010
Revenues from external customers	$326.1	$114.0	$89.2	$43.1	$572.4
Intersegment revenues	$4.4	$6.8	$10.9	$0.3	$22.4
Depreciation/amortization	$10.1	$1.1	$3.3	$0.7	$15.2
Segment profit	$39.3	$7.2	$4.9	$4.5	$55.9

	Nine Months Ended September 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2011
Revenues from external customers	$990.3	$255.8	$251.9	$142.6	$1,640.6
Intersegment revenues	$13.0	$36.0	$29.2	$0.3	$78.5
Depreciation/amortization	$28.4	$3.2	$9.6	$4.3	$45.5
Segment profit	$136.0	$3.1	$14.9	$15.0	$169.0

2010
Revenues from external customers	$965.3	$330.1	$281.3	$125.7	$1,702.4
Intersegment revenues	$11.8	$19.2	$29.8	$0.5	$61.3
Depreciation/amortization	$31.0	$3.1	$9.5	$2.3	$45.9
Segment profit	$111.5	$19.6	$24.6	$13.1	$168.8

The following table provides reconciliations of total segment profit to earnings from operations for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars)	2011	2010	2011	2010
Total segment profit	$49.0	$55.9	$169.0	$168.8
Unallocated amounts:
Gain from litigation settlement	—	—	—	490.1

Earnings from operations	$49.0	$55.9	$169.0	$658.9

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Domestic and foreign revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars)	2011	2010	2011	2010
United States	$516.4	$562.3	$1,601.6	$1,665.2
Foreign	12.0	10.1	39.0	37.2

Revenues	$528.4	$572.4	$1,640.6	$1,702.4

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	September 30, 2011	December 31, 2010
United States	$148.7	$166.8
Foreign	8.3	8.8

Property, plant and equipment, net	$157.0	$175.6

11. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2021 Notes issued by Valassis (referred to for purposes of this note only as the “Parent Company”) are guaranteed by substantially all of the Parent Company’s domestic wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”) on a senior unsecured basis. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Parent Company and has guaranteed the 2021 Notes on a joint and several, full and unconditional basis. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of these obligations. Substantially all of the Guarantor Subsidiaries also guarantee the Parent Company’s senior secured credit facility.

The following tables present the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, the condensed consolidating statements of income for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010. As a result of combining our general ledgers of record into an existing, single general ledger module within our enterprise resource planning system on July 1, 2010, the condensed consolidating statement of income for the nine months ended September 30, 2011 below reflects certain revenues and costs and expenses between the Parent Company and the Guarantor Subsidiaries differently than the condensed consolidating statement of income for the nine months ended September 30, 2010. Although it is not practicable to reclassify the amounts presented for the nine months ended September 30, 2010 to reflect these changes in presentation, if such reclassifications could be made they would have no effect on any of the “Consolidated Total” amounts included below and would have no effect on the net income of the Parent Company or the Non-Guarantor Subsidiaries.

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2011

(in thousands of U.S. dollars)

Assets	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$65,249	$1,759	$24,026	$—	$91,034
Accounts receivable, net	107,605	274,747	24,934	—	407,286
Inventories	25,331	10,801	3	—	36,135
Prepaid expenses and other (including intercompany)	1,067,181	1,244,125	1,710	(2,249,608)	63,408

Total current assets	1,265,366	1,531,432	50,673	(2,249,608)	597,863

Property, plant and equipment, net	26,373	129,000	1,627	—	157,000
Goodwill	23,584	605,898	6,989	—	636,471
Other intangible assets, net	19,145	205,205	—	—	224,350
Investments	434,949	20,587	—	(452,466)	3,070
Intercompany note receivable (payable)	(92,419)	104,867	(12,448)	—	—
Other assets	10,225	(187)	3,656	—	13,694

Total assets	$1,687,223	$2,596,802	$50,497	$(2,702,074)	$1,632,448

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion, long-term debt	$15,000	$—	$—	$—	$15,000
Accounts payable and intercompany payable	523,939	2,008,714	12,067	(2,249,608)	295,112
Progress billings	25,354	13,310	13,944	—	52,608
Accrued expenses	50,793	35,875	6,923	—	93,591

Total current liabilities	615,086	2,057,899	32,934	(2,249,608)	456,311

Long-term debt	591,310	—	—	—	591,310
Deferred income taxes	(5,403)	87,657	(3,996)	—	78,258
Other non-current liabilities	19,399	18,320	2,019	—	39,738

Total liabilities	1,220,392	2,163,876	30,957	(2,249,608)	1,165,617
Stockholders’ equity	466,831	432,926	19,540	(452,466)	466,831

Total liabilities and stockholders’ equity	$1,687,223	$2,596,802	$50,497	$(2,702,074)	$1,632,448

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2010

(in thousands of U.S. dollars)

Assets	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$211,933	$8,026	$25,976	$—	$245,935
Accounts receivable, net	175,115	259,001	25,836	—	459,952
Inventories	33,305	8,679	3	—	41,987
Prepaid expenses and other (including intercompany)	278,489	630,972	2,083	(872,887)	38,657

Total current assets	698,842	906,678	53,898	(872,887)	786,531

Property, plant and equipment, net	31,475	142,006	2,086	—	175,567
Goodwill	23,584	605,898	6,989	—	636,471
Other intangible assets, net	19,161	214,656	—	—	233,817
Investments	400,404	12,486	—	(409,744)	3,146
Intercompany note receivable (payable)	479,365	(460,369)	(18,996)	—	—
Other assets	6,982	3,130	14	—	10,126

Total assets	$1,659,813	$1,424,485	$43,991	$(1,282,631)	$1,845,658

Liabilities and Stockholders’ Equity	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current liabilities:
Current portion, long-term debt	$7,058	$—	$—	$—	$7,058
Accounts payable and intercompany payable	323,277	866,614	12,598	(872,887)	329,602
Progress billings	26,353	11,751	14,897	—	53,001
Accrued expenses	51,035	41,300	7,277	—	99,612

Total current liabilities	407,723	919,665	34,772	(872,887)	489,273

Long-term debt	699,169	—	—	—	699,169
Deferred income taxes	(4,044)	86,804	(3,996)	—	78,764
Other non-current liabilities	28,081	19,575	1,912	—	49,568

Total liabilities	1,130,929	1,026,044	32,688	(872,887)	1,316,774
Stockholders’ equity	528,884	398,441	11,303	(409,744)	528,884

Total liabilities and stockholders’ equity	$1,659,813	$1,424,485	$43,991	$(1,282,631)	$1,845,658

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$173,543	$443,671	$17,008	$(105,831)	$528,391

Cost and expenses:
Cost of sales	148,817	287,173	12,368	(52,630)	395,728
Selling, general and administrative	30,065	100,223	3,433	(53,201)	80,520
Amortization expense	5	3,151	—	—	3,156

Total costs and expenses	178,887	390,547	15,801	(105,831)	479,404

Earnings (loss) from operations	(5,344)	53,124	1,207	—	48,987

Other expenses and income:
Interest expense	8,148	—	—	—	8,148
Interest income	(28)	—	(26)	—	(54)
Intercompany interest	(1,179)	1,179	—	—	—
Other income, net	(2,877)	(972)	(7)	—	(3,856)

Total other expenses (income), net	4,064	207	(33)	—	4,238

Earnings (loss) before income taxes	(9,408)	52,917	1,240	—	44,749
Income tax (benefit) expense	(10)	16,891	374	—	17,255
Equity in net earnings of subsidiaries	36,892	866	—	(37,758)	—

Net earnings	$27,494	$36,892	$866	$(37,758)	$27,494

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$273,629	$421,906	$15,003	$(138,132)	$572,406

Cost and expenses:
Cost of sales	225,822	275,137	11,231	(90,680)	421,510
Selling, general and administrative	38,596	96,825	3,830	(47,451)	91,800
Amortization expense	6	3,151	—	(1)	3,156

Total costs and expenses	264,424	375,113	15,061	(138,132)	516,466

Earnings (loss) from operations	9,205	46,793	(58)	—	55,940

Other expenses and income:
Interest expense	14,091	—	—	—	14,091
Interest income	(98)	—	(18)	—	(116)
Intercompany interest	(16,355)	16,356	(1)	—	—
Other income, net	(1,240)	(799)	(81)	—	(2,120)

Total other expenses (income), net	(3,602)	15,557	(100)	—	11,855

Earnings before income taxes	12,807	31,236	42	—	44,085
Income tax expense	6,133	10,788	185	—	17,106
Equity in net earnings (loss) of subsidiaries	20,305	(143)	—	(20,162)	—

Net earnings (loss)	$26,979	$20,305	$(143)	$(20,162)	$26,979

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2011

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$572,298	$1,317,568	$54,658	$(303,902)	$1,640,622

Cost and expenses:
Cost of sales	483,751	851,885	38,660	(151,951)	1,222,345
Selling, general and administrative	76,040	305,162	10,527	(151,951)	239,778
Amortization expense	16	9,451	—	—	9,467

Total costs and expenses	559,807	1,166,498	49,187	(303,902)	1,471,590

Earnings from operations	12,491	151,070	5,471	—	169,032

Other expenses and income:
Interest expense	29,649	—	—	—	29,649
Interest income	(242)	—	(73)	—	(315)
Intercompany interest	(15,533)	15,371	162	—	—
Loss on extinguishment of debt	16,318	—	—	—	16,318
Other income, net	(3,095)	(3,242)	169	—	(6,168)

Total other expenses, net	27,097	12,129	258	—	39,484

Earnings (loss) before income taxes	(14,606)	138,941	5,213	—	129,548
Income tax expense	556	48,199	1,636	—	50,391
Equity in net earnings of subsidiaries	94,319	3,577	—	(97,896)	—

Net earnings	$79,157	$94,319	$3,577	$(97,896)	$79,157

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$678,002	$1,158,915	$51,959	$(186,518)	$1,702,358

Cost and expenses:
Cost of sales	538,485	813,050	36,195	(139,066)	1,248,664
Selling, general and administrative	110,790	201,115	10,967	(47,451)	275,421
Amortization expense	17	9,451	—	(1)	9,467

Total costs and expenses	649,292	1,023,616	47,162	(186,518)	1,533,552

Gain from litigation settlement, net	490,085	—	—	—	490,085

Earnings from operations	518,795	135,299	4,797	—	658,891

Other expenses and income:
Interest expense	52,084	—	—	—	52,084
Interest income	(471)	3	(42)	—	(510)
Intercompany interest	(49,899)	49,788	111	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other income, net	(2,053)	(2,215)	(203)	—	(4,471)

Total other expenses (income), net	23,534	47,576	(134)	—	70,976

Earnings before income taxes	495,261	87,723	4,931	—	587,915
Income tax expense	194,876	30,966	1,461	—	227,303
Equity in net earnings of subsidiaries	60,227	3,470	—	(63,697)	—

Net earnings	$360,612	$60,227	$3,470	$(63,697)	$360,612

VALASSIS COMMUNICATIONS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in thousands of U.S. dollars)

	000000	000000	000000	000000	000000
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$246,069	$(120,960)	$(1,911)	$—	$123,198

Cash flows from investing activities:
Additions to property, plant and equipment	(11,101)	(6,829)	(197)	—	(18,127)
Proceeds from sale of property, plant and equipment	46	—	—	—	46
Proceeds from sale of available-for-sale securities	1,494	—	—	—	1,494

Net cash used in investing activities	(9,561)	(6,829)	(197)	—	(16,587)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(121,522)	121,522	—	—	—
Borrowings of long-term debt	610,000	—	—	—	610,000
Repayments of long-term debt	(709,919)	—	—	—	(709,919)
Debt issuance costs	(11,580)	—	—	—	(11,580)
Repurchases of common stock	(155,817)	—	—	—	(155,817)
Proceeds from issuance of common stock	5,646	—	—	—	5,646

Net cash provided (used in) by financing activities	(383,192)	121,522	—	—	(261,670)

Effect of exchange rate changes on cash and cash equivalents	—	—	158	—	158
Net decrease in cash and cash equivalents	(146,684)	(6,267)	(1,950)	—	(154,901)
Cash and cash equivalents at beginning of period	211,933	8,026	25,976	—	245,935

Cash and cash equivalents at end of period	$65,249	$1,759	$24,026	$—	$91,034

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$317,477	$100,198	$4,532	$—	$422,207

Cash flows from investing activities:
Additions to property, plant and equipment	(9,352)	(6,800)	(295)	—	(16,447)
Additions to intangible assets	(7,581)	—	—	—	(7,581)
Proceeds from sale of property, plant and equipment	59	—	—	—	59

Net cash used in investing activities	(16,874)	(6,800)	(295)	—	(23,969)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	99,091	(99,091)	—	—	—
Repayments of long-term debt	(303,079)	—	—	—	(303,079)
Repurchase of common stock	(58,225)	—	—	—	(58,225)
Proceeds from issuance of common stock	41,603	—	—	—	41,603

Net cash used in financing activities	(220,610)	(99,091)	—	—	(319,701)

Effect of exchange rate changes on cash and cash equivalents	—	—	137	—	137
Net increase (decrease) in cash and cash equivalents	79,993	(5,693)	4,374	—	78,674
Cash and cash equivalents at beginning of period	104,477	7,614	17,755	—	129,846

Cash and cash equivalents at end of period	$184,470	$1,921	$22,129	$—	$208,520

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

Overview

Valassis is one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum™ media portfolio delivers value on a weekly basis to over 100 million shoppers across a multi-media platform – in-home, in-store and in-motion. Through our digital offering, including redplum.com and save.com, consumers can find compelling national and local deals online.

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

Global economic uncertainty has negatively affected our business as our clients have reduced their advertising budgets. In addition, the annual consumer promotion budgets of our clients in the consumer packaged goods (“CPG”) vertical have been prematurely exhausted due to the increased costs of the unexpectedly high rate of coupon redemptions, which has resulted in reduced programs across many of our products (the “reduction in CPG programs”).

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of U.S. dollars, except per share data)	2011	2010	2011	2010
Revenues:
Shared Mail	$330.5	$326.1	$990.3	$965.3
Neighborhood Targeted	76.9	114.0	255.8	330.1
Free-standing Inserts (“FSI”)	73.5	89.2	251.9	281.3
International, Digital Media & Services	47.5	43.1	142.6	125.7

Total revenues	528.4	572.4	1,640.6	1,702.4
Cost of sales	395.7	421.5	1,222.3	1,248.7

Gross profit	132.7	150.9	418.3	453.7
Selling, general and administrative	80.5	91.8	239.8	275.4
Amortization expense	3.2	3.2	9.5	9.5
Gain from litigation settlement, net	—	—	—	490.1

Earnings from operations	49.0	55.9	169.0	658.9

Other expenses and income:
Interest expense, net	8.1	14.0	29.3	51.6
Loss on extinguishment of debt	—	—	16.3	23.9
Other income, net	(3.9)	(2.2)	(6.2)	(4.5)

Total other expenses, net	4.2	11.8	39.4	71.0

Earnings before income taxes	44.8	44.1	129.6	587.9
Income tax expense	17.3	17.1	50.4	227.3

Net earnings	$27.5	$27.0	$79.2	$360.6

Net earnings per common share, diluted	$0.58	$0.52	$1.58	$6.93

Revenues

We reported revenues of $528.4 million and $572.4 million for the three months ended September 30, 2011 and 2010, respectively, and $1,640.6 million and $1,702.4 million for the nine months ended September 30, 2011 and 2010, respectively. These declines in revenues resulted from the negative impact of the macroeconomic climate on client advertising budgets, decreased Run-of-Press (“ROP”) revenues within the Neighborhood Targeted segment and the reduction in CPG programs.

Cost of Sales

Cost of sales was $395.7 million and $421.5 million for the three months ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of revenues for the three months ended September 30, 2011 was 25.1%, compared to 26.4% for the three months ended September 30, 2010. Cost of sales was $1,222.3 million and $1,248.7 million for the nine months ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of revenues for the nine months ended September 30, 2011 was 25.5%, compared to 26.7% for the nine months ended September 30, 2010. These decreases in gross profit as a percentage of revenues resulted primarily from the declines in revenues discussed above and cost increases in paper and energy.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $80.5 million and $91.8 million for the three months ended September 30, 2011 and 2010, respectively, and $239.8 million and $275.4 million for the nine months ended September 30, 2011 and 2010, respectively. SG&A expenses for the nine months ended September 30, 2010 included $2.1 million in legal costs associated with our lawsuits against News (as defined and further described in Gain from Litigation Settlement below). In addition, stock-based compensation expense for the three and nine months ended September 30, 2011 decreased $6.4 million and $15.8 million, respectively, as compared to the three and nine months ended September 30, 2010. The remaining decreases in SG&A expenses primarily reflect reduced incentive compensation expense and our cost containment efforts.

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

During the nine months ended September 30, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement, net” in our condensed consolidated statement of income for the nine months ended September 30, 2010.

Loss on Extinguishment of Debt

On June 27, 2011, we entered into a new senior secured credit facility, which replaced and terminated our prior senior secured credit facility (both of which as described below). We used the proceeds of the new senior secured credit facility along with existing cash to repay all outstanding borrowings under our prior senior secured credit facility, to pay accrued interest with respect to such loans and to pay the fees and expenses related to the new senior secured credit facility. We recognized a pre-tax loss on extinguishment of debt of $3.0 million during the nine months ended September 30, 2011, which represents the write-off of related capitalized debt issuance costs.

On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. We recognized a pre-tax loss on extinguishment of debt of $13.3 million during the nine months ended September 30, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.

During the nine months ended September 30, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the nine months ended September 30, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

Interest Expense, Net

Interest expense, net was $8.1 million and $14.0 million for the three months ended September 30, 2011 and 2010, respectively, and $29.3 million and $51.6 million for the nine months ended September 30, 2011 and 2010, respectively. The decreases in interest expense, net were due to the following:

•	A decrease in outstanding indebtedness resulting from our repurchase of $297.8 million aggregate principal amount of the 2015 Notes during the second quarter of 2010;

•

The $112.2 million reduction in outstanding indebtedness that resulted from the replacement and termination of our prior senior secured credit facility with the new senior secured credit facility on June 27, 2011; and

•

The reduced interest rate associated with the 2021 Notes as compared to the 2015 Notes and the reduced margins associated with the new senior secured credit facility as compared to the prior senior secured credit facility.

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our prior senior secured credit facility. The swap was designated as and qualified as a cash flow hedge through the termination of the prior senior secured credit facility on June 27, 2011. During the nine months ended September 30, 2011, as a result of the termination of the prior senior secured credit facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense, which partially offset the decreases in interest expense, net for the nine months ended September 30, 2011 described above.

Income Tax Expense

Income tax expense represented 38.6% and 38.8% of earnings before income taxes for the three months ended September 30, 2011 and 2010, respectively, and 38.9% and 38.7% of earnings before income taxes for the nine months ended September 30, 2011 and 2010, respectively. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.

Net Earnings and Net Earnings per Common Share, Diluted

Net earnings were $27.5 million and $27.0 million for the three months ended September 30, 2011 and 2010, respectively, or $0.58 and $0.52, respectively, per common share, diluted. As further discussed above, the reduction in gross profit associated with the decline in revenues was neutralized by decreased selling, general and administrative and interest expense. The increase in net earnings per common share, diluted is primarily attributable to repurchases of our common stock during the three months ended September 30, 2011.

Net earnings were $79.2 million and $360.6 million for the nine months ended September 30, 2011 and 2010, respectively, or $1.58 and $6.93, respectively, per common share, diluted. Net earnings and net earnings per common share, diluted for the nine months ended September 30, 2011 and 2010 included certain items affecting the comparability of such periods; specifically, losses on extinguishment of debt and related charges in the nine months ended September 30, 2011 and 2010 and a gain from litigation settlement in the nine months ended September 30, 2010. In Non-GAAP Financial Measures below, we compare net earnings and net earnings per common share, diluted for the nine months ended September 30, 2011 and 2010 excluding these items. In addition, net earnings per common share, diluted was favorably impacted by repurchases of our common stock during the nine months ended September 30, 2011.

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

The following table reconciles net earnings and net earnings per common share, diluted, for the nine months ended September 30, 2011 and 2010 to adjusted net earnings and adjusted net earnings per common share, diluted:

	Nine Months Ended September 30,
	2011		2010
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$79.2	$1.58	$360.6	$6.93

Excluding:
Loss on extinguishment of debt and related charges, net of tax	11.6	0.23	14.7	0.30
Gain from litigation settlement, net of tax	—	—	(301.4)	(5.79)

Adjusted net earnings	$90.8	$1.81	$73.9	$1.44

The increases in adjusted net earnings and adjusted net earnings per common share, diluted, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 reflect, as further discussed above, decreased selling, general and administrative and interest expense, which were offset, in part, by reduced gross profit associated with the decline in revenues. In addition, adjusted net earnings per common share, diluted was favorably impacted by repurchases of our common stock during the nine months ended September 30, 2011.

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

•	Neighborhood Targeted – Products that are targeted to specific newspaper zones or neighborhoods based on geographic and demographic characteristics.

•

Free-standing Inserts – Four-color booklets that contain promotions, primarily coupons, from multiple advertisers (cooperative), which we publish and distribute to approximately 60 million households through newspapers and shared mail, as well as customized FSIs (custom co-ops) featuring multiple brands of a single client.

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

Shared Mail

Shared Mail revenues were $330.5 million and $326.1 million for the three months ended September 30, 2011 and 2010, respectively, an increase of 1.3%, and $990.3 million and $965.3 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of 2.6%. For the three months ended September 30, 2011, the growth in revenues was due to price increases offset by lighter weight inserts and volume declines. Shared Mail pieces decreased 1.1% to 9.0 billion pieces for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, the growth in revenues was attributable to volume gains in inserts and price increases. Shared Mail pieces increased 1.9 % to 27.3 billion pieces for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Shared Mail packages delivered were 0.9 billion and 2.7 billion, respectively, for the three and nine months ended September 30, 2011, increasing 0.7% and 0.3%, respectively, from the three and nine months ended September 30, 2010. Shared Mail average pieces per package were 9.6 pieces for the three months ended September 30, 2011 decreasing 2.0% from the three months ended September 30, 2010. For the nine months ended September 30, 2011, Shared Mail average pieces per package were 9.8 pieces, increasing 1.6% from the nine months ended September 30, 2010.

Gross margin as a percentage of revenues was 28.6% and 28.2% for the three months ended September 30, 2011 and 2010, respectively, and 28.5% and 28.4% for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011, gross margin as a percentage of revenues was favorably impacted by lower distribution and operational costs. For the nine months ended September 30, 2011, gross margin as a percentage of revenues was favorably impacted by the flow-through of increased insert volume and related efficiencies in unused postage, which were partially offset by product mix shift toward printed products resulting in an increase in print costs.

Segment profit was $46.2 million and $39.3 million for the three months ended September 30, 2011 and 2010, respectively, an increase of 17.6%, and $136.0 million and $111.5 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of 22.0%. Segment profit as a percentage of revenues was 14.0% and 12.1% for the three months ended September 30, 2011 and 2010, respectively, and 13.7% and 11.6% for the nine months ended September 30, 2011 and 2010, respectively. The increases in segment profit and segment profit as a percentage of revenues were the result of the growth in revenues, gross margin improvement and decreased SG&A costs.

Neighborhood Targeted

Neighborhood Targeted revenues were $76.9 million and $114.0 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of 32.5%, and $255.8 million and $330.1 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 22.5%. These decreases resulted from a significant decline in ROP revenues associated with reduced advertising spending by one client in each of the telecommunications and energy verticals and the reduction in CPG programs.

Segment profit was $0.4 million and $7.2 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of 94.4%, and $3.1 million and $19.6 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 84.2%. Segment profit was negatively impacted by the reduction in CPG programs and margin pressure associated with a changing client base as we have been strategically targeting larger, higher frequency newspaper insert clients who typically need optimized media solutions that blend newspaper inserts with higher margin shared mail products.

Free-standing Inserts

FSI revenues were $73.5 million and $89.2 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of 17.6%, and $251.9 million and $281.3 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 10.5%. The FSI segment experienced a loss of $0.8 million for the three months ended September 30, 2011 and profit of $4.9 million for the three months ended September 30, 2010, and profit of $14.9 million and $24.6 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of 39.4%. These declines in revenues and segment profit reflect reduced industry volumes resulting from the reduction in CPG programs, particularly during the three months ended September 30, 2011, and decreased market share for the nine months ended September 30, 2011.

International, Digital Media & Services

International, Digital Media & Services revenues were $47.5 million and $43.1 million for the three months ended September 30, 2011 and 2010, respectively, an increase of 10.2%, and $142.6 million and $125.7 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of 13.4%. International, Digital Media & Services segment profit was $3.2 million and $4.5 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of 28.9%, and $15.0 million and $13.1 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of 14.5%. Revenues for the three and nine months ended September 30, 2011 benefitted from strong performance by NCH, which was driven by increased coupon redemptions, and continued growth in our digital business, which were offset, in part, by the reduction in CPG programs. In addition, our in-store business contributed to increased revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Although revenues related to our new digital and in-store initiatives have increased, the growth has been slower than previously anticipated. Segment profit for the three and nine months ended September 30, 2011 was negatively impacted by the reduction in CPG programs and continued investments in our digital business and the expansion of our in-store network.

Financial Condition, Liquidity and Sources of Capital

Our operating cash flows are our primary source of liquidity. We believe we will generate sufficient cash flows from operating activities and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including the working capital requirements of our operations, interest and required repayments of indebtedness and capital expenditures necessary to support growth and productivity improvement. We may consider other uses for our cash flows from operating activities and other sources of cash (such as additional borrowings under our new senior secured credit facility), including, without limitation, future acquisitions and repurchases of our common stock.

The following table presents our available sources of liquidity as of September 30, 2011:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$91.0
Debt facilities:
New Senior Secured Revolving Credit Facility	$100.0	58.9	(a)	41.1

Total Available				$132.1

(a)	Represents $50.0 million outstanding under the new senior secured revolving line of credit and $8.9 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes the decrease in cash and cash equivalents for the indicated period:

(in millions of U.S. dollars)	Nine Months Ended September 30, 2011
Net cash provided by operating activities	$123.2
Net cash used in investing activities	(16.6)
Net cash used in financing activities	(261.7)
Effect of exchange rate changes on cash and cash equivalents	0.2

Net decrease in cash and cash equivalents	(154.9)
Cash and cash equivalents at beginning of period	245.9

Cash and cash equivalents at end of period	$91.0

Operating Activities – Net cash provided by operating activities was $123.2 million for the nine months ended September 30, 2011. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the nine months ended September 30, 2011:

•

a net cash inflow of $50.2 million associated with the decrease in accounts receivable, net, which was offset, in part, by net cash outflows of $34.5 million related to the decrease in accounts payable;

•	an increase of $24.3 million in prepaid expenses and other due primarily to an increase in income taxes receivable during the nine months ended September 30, 2011; and

•	decreases of $10.3 million and $13.5 million in accrued expenses and other non-current liabilities, respectively.

Investing Activities – Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2011, which reflects capital acquisitions of property, plant and equipment of $18.1 million, offset by proceeds of $1.5 million related to the sales of property, plant and equipment and available-for-sale securities.

Financing Activities – Net cash used in financing activities was $261.7 million for the nine months ended September 30, 2011, which resulted from $350.0 million in proceeds from the new senior secured credit facility (described below), $260.0 million in proceeds related to the issuance of the 2021 Notes (described below) and $5.6 million of proceeds from stock option exercises, offset by $709.9 million of principal payments of long-term debt, primarily related to the repayment and termination of the prior senior secured credit facility (described below) and the cash tender offer, consent solicitation and redemption of the 2015 Notes (described in Loss on Extinguishment of Debt above) and $11.6 million of costs associated with the new senior secured credit facility and issuance of the 2021 Notes. In addition, during the nine months ended September 30, 2011, we repurchased $155.8 million, or 5,860,880 shares, of our common stock at an average price of $26.59 per share.

Current and Long-term Debt

As of September 30, 2011, we had outstanding $606.3 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $296.2 million and $50.0 million under the term loan A and revolving line of credit portions of our senior secured credit facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of September 30, 2011, we had total outstanding letters of credit of approximately $8.9 million.

Senior Secured Credit Facility

General – On June 27, 2011, we entered into a new senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders jointly arranged by J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. (the “new senior secured credit facility”). The new senior secured credit facility and related loan documents replaced and terminated our prior credit agreement, dated as of March 2, 2007, as amended (the “prior senior secured credit facility”), by and among Valassis, Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. In connection with the termination of the prior senior secured credit facility, all obligations and rights under the related guarantee, security and collateral agency agreement, dated as of March 2, 2007, as amended (the “Prior Security Agreement”), by Valassis and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the Secured Parties (as defined in the Prior Security Agreement), were also simultaneously terminated.

The new senior secured credit facility consists of:

•

a five-year term loan A in an aggregate principal amount equal to $300.0 million, with principal repayable in quarterly installments at a rate of 5.0% during each of the first two years, 10% during the third year, 15% during the fourth year and 11.25% during the fifth year, with the remaining 53.75% due at maturity (the “Term Loan A”);

•

a five-year revolving credit facility in an aggregate principal amount of $100 million (the “revolving line of credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of September 30, 2011 (exclusive of outstanding letters of credit described below); and

•

an incremental facility pursuant to which, prior to the maturity of the new senior secured credit facility, we may incur additional indebtedness in an amount up to $150.0 million under the revolving line of credit or the term loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the new senior secured credit facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the revolving line of credit and the Term Loan A.

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

All borrowings under our new senior secured credit facility, including, without limitation, amounts drawn under the revolving line of credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2011, we had approximately $41.1 million available under the revolving line of credit portion of our senior secured credit facility (after giving effect to the reductions in availability pursuant to $8.9 million in standby letters of credit outstanding as of September 30, 2011).

Interest and Fees – Borrowings under our new senior secured credit facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.5% or one-month LIBOR plus 1%) (the “Base Rate”) or at an Adjusted LIBO Rate (as defined in the credit agreement governing the new senior secured credit facility) (the “Eurodollar Rate”), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are initially 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. The margins applicable to the borrowings under our new senior secured credit facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate. See Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion regarding our various interest rate swap agreements.

Guarantees and Security – Our new senior secured credit facility is guaranteed by certain of our existing and future domestic restricted subsidiaries pursuant to a Guarantee and Collateral Agreement. In addition, our obligations under our senior secured credit facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our domestic subsidiary guarantors and 65% of the capital stock of certain of our existing and future foreign subsidiaries.

The Guarantee and Collateral Agreement also secures our 2033 Secured Notes on an equal and ratable basis with the indebtedness under our new senior secured credit facility to the extent required by the indenture governing such notes.

Prepayments – The new senior secured credit facility also contains a requirement that we make mandatory principal prepayments on the Term Loan A and revolving line of credit in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from certain asset sales, casualty events or condemnation recoveries (in each case, to the extent not otherwise used for reinvestment in our business or related business and subject to certain other exceptions). The new senior secured credit facility further provides that, subject to customary notice and minimum amount conditions, we may make voluntary prepayments without payment of premium or penalty.

Covenants – Subject to customary and otherwise agreed upon exceptions, our new senior secured credit facility contains affirmative and negative covenants, including, but not limited to:

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

The following table shows the required and actual financial ratios under our new senior secured credit facility as of September 30, 2011:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.95:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	7.94:1.00

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

Events of Default – Our new senior secured credit facility contains customary events of default, including upon a change in control. If such an event of default occurs, the lenders under our new senior secured credit facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our new senior secured credit facility.

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

During the nine months ended September 30, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases.

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

Interest on the 2021 Notes is payable every six months on February 1 and August 1. The 2021 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.

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

In addition, we must pay accrued and unpaid interest to the redemption date, if any. On or prior to February 1, 2014, we may also redeem at our option up to 35% of the principal amount of the outstanding 2021 Notes with the proceeds of certain equity offerings at the redemption price specified in the 2021 Indenture, plus accrued and unpaid interest to the date of redemption, if any. Upon the occurrence of a change of control, as defined in the 2021 Indenture, we must make a written offer to purchase all of the 2021 Notes for cash at a purchase price equal to 101% of the principal amount of the 2021 Notes, plus accrued and unpaid interest to the date of repurchase, if any.

Senior Secured Convertible Notes due 2033

In May 2003, we issued $239,794,000 aggregate principal amount of the 2033 Secured Notes in a private placement transaction at an issue price of $667.24 per note, resulting in gross proceeds to us of $160.0 million. During the second quarter of 2008, we conducted a cash tender offer for the 2033 Secured Notes that was intended to satisfy the put rights of the holders of such notes that were exercisable on May 22, 2008 under the indenture governing such notes. Pursuant to the tender offer, we repurchased an aggregate principal amount of $239.7 million (or $159.9 million net of discount) for an aggregate of $159.9 million. We used the delayed draw term loan portion of our prior senior secured credit facility to finance the tender offer. As of September 30, 2011, an aggregate principal amount of $85,000 (or approximately $60,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

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

Covenant Compliance

As of September 30, 2011, we were in compliance with all of our indenture and new senior secured credit facility covenants.

Off-balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $18.1 million for the nine months ended September 30, 2011, and are expected to be an aggregate amount of approximately $27.0 million for the 2011 fiscal year. It is expected these expenditures will be made using funds provided by operations.

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

Interest Rates

As described above, our borrowings under our new senior secured credit facility are subject to a variable rate of interest. In December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010 and an initial notional amount of $300.0 million, which amortizes by $40.0 million at the end of each quarter subsequent to the effective date to $100.0 million for the quarter ended June 30, 2012, the expiration date of the interest rate swap agreement. As of September 30, 2011, the notional amount of this interest rate swap agreement was $180.0. This interest rate swap agreement effectively fixes, at 3.755% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our new senior secured credit facility equal to the outstanding notional amount of the interest rate swap agreement. In addition, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement is June 30, 2012, the expiration date of our existing interest rate swap. Once effective, this interest rate swap agreement will effectively fix, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our new senior secured credit facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2,812,500 from the effective date through the quarter ended September 30, 2013, (ii) $5,625,000 from September 30, 2013 through the quarter ended September 30, 2014, and (iii) $8,437,500 from September 30, 2014 until June 30, 2015, the expiration date of the agreement.

As of September 30, 2011, the variable rate indebtedness outstanding under our new senior secured credit facility in excess of the outstanding notional amount of the interest rate swap agreement described above was an aggregate principal amount of $166.3 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $6.9 million between October 1, 2011 and June 27, 2016, the maturity date of the new senior secured credit facility.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2011, we had commitments to purchase $11.7 million in Mexican pesos and $0.9 million in Polish zlotys over the next 12 months.

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

There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

News

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 Form 10-K, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, or Q2 2011 Form 10-Q (which supersede the risk factors included in the 2010 Form 10-K under the same heading), which could materially affect our business, financial condition and future results. The risks described in our 2010 Form 10-K and Q2 2011 Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects our repurchases of our common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
July 1, 2011 to July 31, 2011	—	$—	—	6,590,301
August 1, 2011 to August 31, 2011	1,989,728	$23.81	1,989,728	4,600,573
September 1, 2011 to September 30, 2011	104,300	$24.78	104,300	4,496,273

	2,094,028	$23.86	2,094,028

(a)	On August 25, 2005, our Board of Directors approved the repurchase of 5 million shares of our common stock. This share repurchase plan was suspended in February 2006. On May 6, 2010, our Board of Directors reinstated this share repurchase plan. In May 2011, our Board of Directors approved an increase of 6 million shares to this share repurchase plan.
(b)	Our ability to make share repurchases may be limited by the documents governing our indebtedness.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Consulting Agreement by and between Valassis Communications, Inc. and Alan F. Schultz, dated as of August 22, 2011

10.2	Amendment to Employment Agreement of Robert A. Mason, dated as of August 22, 2011

10.3	Consulting Agreement by and between Valassis Communications, Inc. and Richard Herpich, dated as of October 24, 2011

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011

Valassis Communications, Inc. (Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Consulting Agreement by and between Valassis Communications, Inc. and Alan F. Schultz, dated as of August 22, 2011

10.2	Amendment to Employment Agreement of Robert A. Mason, dated as of August 22, 2011

10.3	Consulting Agreement by and between Valassis Communications, Inc. and Richard Herpich, dated as of October 24, 2011

31.1	Section 302 Certification of Alan F. Schultz

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Alan F. Schultz

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.