Form 10-K
period 2011-12-31
VALASSIS COMMUNICATIONS INC
filed 2012-02-27
CIK 883293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐             No  ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was approximately $1.1 billion. As of February 21, 2012, there were 42,709,442 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

The applicable portions of Valassis’ Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about May 3, 2012 are incorporated by reference herein into Part III of this Annual Report on Form 10-K.

*	Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

VALASSIS COMMUNICATIONS, INC.

Index to Annual Report on Form 10-K

Year Ended December 31, 2011

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

Our products and services are positioned to help our clients reach their customers through mass-delivered or targeted programs. We provide our clients with blended solutions, including shared mail, newspaper, in-store and digital delivery. We offer the only national shared mail distribution network in the industry. We utilize a proprietary patent pending targeting tool that provides our clients with multi-media recommendations and optimization. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients and to deliver value to consumers how, when and where they want.

We currently operate our business in the following reportable segments:

•

Shared Mail—Products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution. Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered primarily through the United States Postal Service (“USPS”).

•	Neighborhood Targeted—Products that are targeted to specific newspaper zones or neighborhoods based on geographic and demographic characteristics.

•

Free-standing Inserts—Four-color booklets that contain promotions, primarily coupons, from multiple advertisers (cooperative), which we publish and distribute to approximately 60 million households through newspapers and shared mail, as well as customized FSIs (custom co-ops) featuring multiple brands of a single client.

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

We maintain one of the most comprehensive and up-to-date residential address lists in the United States and have a total reach of over 113 million U.S. households. Our client base for this segment consists principally of national and local grocers, restaurants, drug stores, discount, department and home furnishing stores, and other retailers.

Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the USPS. Individual clients can select targeting levels by choosing all ZIP code zones, specific ZIP code zones, or sub-zip code zones; these sub-zip code zones average approximately 3,500 households. Our advanced targeting capabilities enable clients, such as retail chains, to select areas serviced by their stores and, at the same time, distribute different versions of the targeted advertisements to reach their target consumers. Shared Mail clients share bulk pre-sort mailing rates for a single package, generating substantial savings relative to an individual mailing. In addition, the Shared Mail nationwide network of state-of-the-art distribution facilities provide clients with the ability to reach consumers within a two-day window, assuring timely delivery of coupons, dated offers and sale-break announcements. In 2011, we distributed approximately 3.6 billion shared mail packages, including 36.8 billion shared mail pieces.

Our core Shared Mail program is published under our consumer brand name RedPlum™. The RedPlum Shared Mail Package is a four-page, color booklet wrapped around individual print advertisements of various clients. This program reaches approximately 70 million U.S. households on a weekly basis. Shared Mail can reach an additional 35 million U.S. households that extend coverage to markets not already served by Shared Mail’s core distribution network. Shared Mail handles clients’ orders directly and manages distribution of their advertising through its Allied National Network Extension, or A.N.N.E.—a partnership of independent shared mail companies. Conversely, A.N.N.E enables participating members to offer their clients extended marketplace reach with the shared mail household coverage.

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

Distribution costs, which include postage, transportation and other alternative delivery costs, are the largest cost component of the Shared Mail segment. For the year ended December 31, 2011, distribution costs represented approximately 55% of total Shared Mail costs.

Shared Mail revenues for the year ended December 31, 2011 were $1,350.8 million, or 60.4% of our total revenues. The top 10 clients accounted for approximately 17.0% of Shared Mail’s revenues for the year ended December 31, 2011, and no one client accounted for over 10% of the segment revenues during the same period.

Neighborhood Targeted

We believe that our clients use us to place Neighborhood Targeted advertising because of our ability to negotiate favorable media rates, our experience in selecting the best newspapers to meet our clients’ needs through our unique targeting capabilities, our well-developed production and national network placement capabilities. Media is the major cost component of the Neighborhood Targeted segment.

Newspaper Inserts—We provide our clients with print and media placement of traditional free-standing solo insert formats, as well as specialty print promotion products in various customized formats. Because these promotions feature only one client, the client has the ability to create a completely individualized promotion. This allows clients the flexibility to run inserts any day of the week in newspapers and through shared mail throughout the United States and to efficiently target these promotions. We specialize in producing full-service promotions for a wide range of clients allowing orders to be placed on a national, regional or local basis.

Polybag Advertising and Sampling—We offer newspaper-delivered or direct-to-door sampling products that give manufacturers the ability to cover over 60 million households. Samples can either be machine-inserted into newspapers (Newspac®), placed in a polybag around the newspaper, or pre-sealed in a pouch that forms part of the polybag (Newspouch®). In addition, Brand Bag™ and Brand Bag+™ offer clients the opportunity to deliver an impactful advertising message on a newspaper polybag without including a sample. The bags feature the client’s advertising with the option of a weather-resistant tear-off coupon.

Run-of-Press (“ROP”)—We offer our clients the ability to run their promotional advertising directly on the pages of newspapers by brokering advertising space. We offer the flexibility to run promotional advertising in any number of the available newspapers in our network of over 15,000 publications. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our clients.

Neighborhood Targeted products generated revenues of $374.7 million for the year ended December 31, 2011, or 16.8% of our total revenues. The top 10 clients accounted for approximately 50.8% of Neighborhood Targeted revenues for the year ended December 31, 2011, and no one client accounted for over 10% of the segment revenues during the same period.

Free-standing Inserts (“FSI”)

Cooperative FSIs are four-color booklets containing promotions, primarily coupons, from multiple clients, printed by us at our own facilities and distributed through newspapers and shared mail. In 2011, we delivered our traditional cooperative FSIs to approximately 60.4 million households on 42 publishing dates. We have also produced customized FSIs (custom co-ops) featuring multiple brands of a single client.

The majority of our cooperative FSI business is conducted under long-term contracts, which currently average over two years in duration. Under these contracts, clients typically guarantee us a percentage of their cooperative FSI pages at agreed upon pricing covering a specified amount of time. The FSI offers product category exclusivity for our clients so that competing products in the same product category will not be printed in the same FSI book. If a category is not available on the date requested, the client has the option to use our competitor’s FSI or select another date from us to include their promotion. Due to this environment, many clients reserve their space well in advance of the actual promotion date.

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

The cost components of the FSI segment are media distribution, paper and manufacturing/transportation costs, which represented approximately 38%, 32% and 29% of total FSI segment costs, respectively, for the year ended December 31, 2011.

Total FSI segment revenues for the year ended December 31, 2011 were $316.0 million, or 14.1% of our total revenues. The top 10 FSI clients accounted for approximately 45.3% of FSI segment revenues for the year ended December 31, 2011, and one client accounted for approximately 17.6% of FSI segment revenues for the same period.

International, Digital Media & Services

NCH—NCH is a provider of coupon clearing, analytical promotion information management products and marketing services for retailers and consumer-packaged goods manufacturers in the United States and Europe and has production facilities in Mexico and Poland. Services include retailer coupon clearing, manufacturer redemption and promotion analysis. During 2011, approximately 27.1% of NCH revenues were from Europe. In 2011, consumers redeemed $4.6 billion in coupons, an approximately $500 million increase from 2010.

Valassis Canada, Inc.—Valassis Canada provides promotional products and services in Canada, including FSIs, which reach approximately 7.5 million Canadian households.

Promotion Watch, Inc.—Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps clients with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.

Direct Mail/Analytics—We produce direct-mail programs based on multiple data sources, including frequent shopper card data. We also provide proprietary software solutions for clients to manage and analyze frequent shopper data.

Digital—Our suite of digital products, including display advertisements, secure digital coupon prints and coupon and mobile offer to frequent shopper cards, provides our clients with the unique opportunity to integrate offline and online media. Redplum.com, save.com and our RedPlum Network of affiliate sites allow clients to reach consumers as they increasingly seek value online.

In-store—Reaching a network of over 3,000 grocery stores, the Valassis RedPlum In-store portfolio consists of brand equity, price and coupon-driven solutions designed to increase brand awareness and influence purchases at shelf.

International, Digital Media & Services generated revenues of $194.5 million for the year ended December 31, 2011, or 8.7% of our total revenues. The top 10 clients accounted for approximately 29.3% of International, Digital Media & Services revenues for the year ended December 31, 2011, and no one client accounted for over 10% of the segment revenues during the same period.

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

Free-standing Inserts

Our RedPlum cooperative FSI competes principally with the FSI distributed by News America Marketing FSI, or News America, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability and customer service and relationships. We believe our unique ability to blend our national shared mail network with newspaper-delivered distribution will differentiate us in the FSI industry as newspaper circulation continues to decline. The FSI industry as a whole has experienced a 2.8% decrease in FSI industry units in 2011. Our FSI segment profit has been impacted by a decrease in our market share in 2011 and substantial pricing pressure over the last several years.

International, Digital Media & Services

In our International, Digital Media & Services segment, NCH competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing services in the United States. To the extent our competitors in this business decide to compete more aggressively on price, it could reduce our market share and have a material adverse effect on our business, financial condition and results of operations.

In Direct Mail/Analytics, we compete against full-service direct mail providers, commercial letter shops and direct/loyalty marketing agencies. To the extent our competitors in this business decide to compete more aggressively on price, it could reduce our market share and have a material adverse effect on our business, financial condition and results of operations.

Our in-store business competes against News America primarily on the basis of our grocery store network, price and customer service and relationships. To the extent our competitor in this business decides to compete more aggressively on price or the acquisition or retention of grocery stores for its network, it could reduce our market share and have a material adverse effect on our business, financial condition and results of operations.

Clients

No single client accounted for more than 10% of our consolidated revenues during the years ended December 31, 2011, 2010 or 2009.

Employees

As of December 31, 2011, we had approximately 7,100 full-time employees worldwide. Approximately 4,500 are employed in the United States. One domestic and some foreign locations have employees represented by labor unions; we consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.

Raw Materials

Paper is the primary raw material essential to our business. A variety of factors, including demand, capacity, pulp supply and general economic conditions, can affect paper prices. To protect against significant price fluctuations and to maximize purchasing efficiencies, including volume discounts, from time to time we enter into long-term contracts which protect us from significant near-term increases in the price of paper. During 2011, we purchased approximately 85% of our paper from a single supplier pursuant to a contract which expired at the end of 2011. In 2012, we intend to enter into a new long-term contract. See “Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, results of operations and financial condition” in Item 1A. Risk Factors.

Segment Reporting

For segment financial information for the years 2011, 2010 and 2009, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, Segment Reporting, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The terms of our Senior Secured Credit Facility and the indentures governing our 2021 Notes and the 2033 Secured Notes permit us and our subsidiaries (including non-guarantor subsidiaries) to incur certain additional indebtedness, including additional secured indebtedness, and other liabilities that do not constitute indebtedness. If we or our subsidiaries are in compliance with the financial covenants set forth in these agreements, if any, we and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness. The indentures governing our 2021 Notes and 2033 Notes allow us to issue additional notes and other indebtedness in certain circumstances which may also be guaranteed by the guarantors and future domestic subsidiaries. In addition, under certain circumstances we will have the right to increase the size of our Senior Secured Credit Facility and incur additional secured indebtedness thereunder. As of December 31, 2011, we had $40.1 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility after giving effect to outstanding letters of credit. If new indebtedness is added to our or our subsidiaries’ current indebtedness levels, the related risks that we and they now face could intensify.

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

The borrowings under our Senior Secured Credit Facility are based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates.

As of December 31, 2011, $342.5 million of aggregate indebtedness remains outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, in December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010 and an initial notional amount of $300.0 million, which amortizes by $40.0 million at the end of each quarter subsequent to the effective date until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date of the interest rate swap agreement. This interest rate swap agreement effectively fixes, at 3.755% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement, which was $140.0 million as of December 31, 2011. In addition, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement is June 30, 2012. Once effective, this interest rate swap agreement will effectively fix, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ended September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ended September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.

As of December 31, 2011, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $202.5 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $6.4 million between January 1, 2012 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.

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

FSI prices have declined substantially over the last several years. We cannot predict when, or if, FSI prices will stabilize or increase. This has resulted generally in decreasing revenues and profitability for our FSI segment. When FSI contracts come up for renewal, we may not be able to renew them on favorable terms or at all. In addition, our primary competitor, News America, and its parent corporation, have substantially greater financial resources than we do and may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. During 2011, News America took a greater market share and could take a greater market share going forward and cause us to lose business from our clients.

Our Shared Mail segment is our largest revenue producer and most profitable segment. Our Shared Mail segment’s media business faces intense competition based primarily on the ability to target selected potential consumers on a cost-effective basis and provide a satisfactory return on advertising investment. Shared Mail products also compete for advertising dollars against other forms of print and electronic media and other advertising in general. Competition for market share also comes from magazines, radio, broadcast and cable television, shoppers, the Internet, other communications media and other advertising printers that operate in Shared Mail markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Shared Mail clients and prospective clients are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. The failure to develop new products and services could result in the loss of clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect growth.

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

In our International, Digital Media & Services segment, our subsidiary, NCH Marketing Services, Inc., competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing and redemption services in the U.S., and our in-store business competes against News America. To the extent that our competitors in these businesses decide to compete more aggressively on price, it could lower our market share and have a material adverse effect on our business, financial condition and results of operations.

Our Shared Mail segment depends on the USPS for delivery of its products. If the USPS does not fulfill their obligations, our Shared Mail segment may lose clients and experience reduced revenues and profitability.

Our Shared Mail segment’s products are primarily delivered through the USPS. Postage expense is our Shared Mail segment’s largest expense. The inability of the USPS to deliver our Shared Mail segment’s products on a timely basis or a significant reduction in the number of days the USPS delivers mail could disrupt our Shared Mail segment’s business and, in turn, have a material adverse effect on our business, financial condition and results of operations. Furthermore, USPS rates increase periodically, and we have no control over increases that may occur in the future. An increase in the cost of postage combined with our Shared Mail segment’s inability to successfully pass through such postage rate increase directly to its clients could have a material adverse effect on our business, financial condition and results of operations.

Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, financial condition and results of operations.

We are dependent upon the availability of paper to print our clients’ advertising circulars. Paper costs have historically experienced significant fluctuations. During 2011, we purchased approximately 85% of our paper from a single supplier pursuant to a contract that expired at the end of 2011 and the remainder of our paper purchases were subject to variable market prices. We intend to enter into new long-term contracts in the future; however, we may be unable to do so upon similar terms and conditions, including price increase limitations and volume discounts. Changes in the supply of, or demand for, paper could affect the cost of paper or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices and we have a limited ability to pass increased costs along to our clients. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, financial condition and results of operations.

The possibility of consolidation in our client base, the loss of clients to alternative advertising methods or decreases in the frequency or amount of clients’ programs could impact our revenue growth and profitability.

In recent years, there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in our revenues. In addition, we may lose clients due to the acquisition of such clients by companies that are not interested in using our products and services or that eliminate retail locations of our existing clients. Also, a client may decide to decrease its program frequency or modify the amount, pages and weight, and kind of advertising pieces it purchases from us, whether due to the increased use of alternative advertising methods or shifts in consumer behavior, such as the recent increase in coupon redemption rates that has increased the cost per program for our clients, which has resulted in our clients in the consumer packaged goods vertical reducing the number of programs across many of our products. Our clients may be impacted by the items detailed above and by other general economic and business conditions that could affect their demand for our products and services. In the event of significant revenue decreases in our Shared Mail segment, we may experience a corresponding impact to profit due to the fixed cost nature of postage expense. Postage costs associated with advertising packages are fixed in nature for packages that weigh 3.3 ounces or less, whether or not the package is partially or completely filled. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Because we self-insure a number of our benefit plans, unexpected changes in claim trends may negatively impact our financial condition.

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

The future direction of the overall domestic and global economies could have a significant impact on our business. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that may have a negative impact on demand for our products. In addition, the continuing economic downturn of the past several years has decreased the advertising budgets of our client base, which could have a material impact on our business, results of operations and financial condition. Because all components of our budgeting and forecasting, as well as that of our clients, are dependent upon estimates of growth in the markets served and demand for our products and services, the global economic downturn of the past several years and related financial market uncertainties may render estimates of future income and expenditures even more difficult to make than usual. Future events that may not have been anticipated could have a material adverse effect on our business, financial condition and results of operations.

These risk factors that may affect future performance and the accuracy of forward-looking statements are illustrative. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in a leased office complex in Livonia, Michigan. In addition, throughout the United States, we have 45 total leased office buildings and operations facilities. Internationally, we have three leased sales offices and five leased operations facilities. Below is a listing of our owned facilities:

Location	Type	Primary Segment
Delicias, Mexico	Production/Office	International, Digital Media & Services
Durham, NC USA	Printing	FSI/Shared Mail
Juarez, Mexico	Operations	International, Digital Media & Services
Livonia, MI USA*	Printing/Warehouse	Neighborhood Targeted
Livonia, MI USA*	Operations	FSI/Neighborhood Targeted
Nuevo Laredo, Mexico	Operations	International, Digital Media & Services
Wichita, KS USA	Printing	FSI/Shared Mail

*	In connection with entering into the credit agreement governing our new senior secured credit facility, we granted a security interest in these domestic locations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol: VCI). There were approximately 760 record holders of Valassis’ common stock at December 31, 2011.

High and low stock prices per share during the years ended December 31, 2011 and 2010:

	2011		2010
Quarter Ended	High	Low	High	Low
March 31,	$33.48	$27.00	$29.45	$18.23
June 30,	$30.81	$25.70	$38.43	$27.19
September 30,	$31.95	$18.50	$35.82	$27.74
December 31,	$23.11	$14.71	$37.44	$30.02

Currently, we have no plans to pay cash dividends. In addition, should we change our dividend policy, the payment of future dividends would be dependent on covenants contained in the documents governing our indebtedness, future earnings, capital requirements and alternate uses of our cash. Currently, the documents governing our indebtedness restrict the payment of cash dividends.

Purchases of Equity Securities by the Issuer

The following table reflects our repurchases of our common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
October 1, 2011 to October 31, 2011	210,000	$19.54	210,000	4,286,273
November 1, 2011 to November 30, 2011	2,765,738	$19.71	2,765,738	1,520,535
December 1, 2011 to December 31, 2011	32,600	$19.27	32,600	1,487,935

	3,008,338	$19.70	3,008,338

(a)	On August 25, 2005, our Board of Directors approved the repurchase of 5 million shares of our common stock. This share repurchase plan was suspended in February 2006. On May 6, 2010, our Board of Directors reinstated this share repurchase plan. In May 2011, our Board of Directors approved an increase of 6 million shares to this share repurchase plan.
(b)	Our ability to make share repurchases may be limited by the documents governing our indebtedness.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011		2010		2009		2008		2007
	(in millions of U.S. dollars, except per share data and ratios)
Revenues	$2,236.0		$2,333.5		$2,244.2		$2,381.9		$2,242.2
Net earnings (loss)	113.4	(a)	385.4	(b)	66.8	(c)	(209.7	)(d)	52.2
Total assets	1,644.4		1,845.7		1,744.0		1,853.2		2,190.5
Long-term debt, less current portion	587.6		699.2		1,004.9		1,111.7		1,279.6
Net earnings (loss) per share, basic	2.43	(a)	7.84	(b)	1.39	(c)	(4.37	)(d)	1.09
Net earnings (loss) per share, diluted	2.33	(a)	7.42	(b)	1.36	(c)	(4.37	)(d)	1.09
Ratio of earnings to fixed charges (e)	5.01x		9.54x		2.15x			(f)	1.78x

(a)	Includes $4.3 million, net of tax, or $0.09 per common share, basic and common share, diluted, in intangible asset write-offs (for further information, see Note 2, Goodwill and Other Intangible Assets, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K) and $4.2 million, net of tax, $0.09 per common share, basic or $0.08 per common share, diluted, in postemployment and other reorganization costs. Includes a $11.6 million loss on extinguishment of debt and related charges, net of tax, $0.25 per common share, basic or $0.24 per common share, diluted, related to our cash tender offer, consent solicitation and redemption of our outstanding 2015 Notes and the replacement and termination of our Prior Senior Secured Credit Facility (for further information, see Note 3, Long-Term Debt, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K).
(b)

Includes a $301.4 million gain on litigation settlement, net of tax and related payments, $6.13 per common share, basic or $5.80 per common share, diluted, associated with the News America litigation settlement proceeds (for further information, see Note 8, Gain from Litigation Settlement, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K) and $14.7 million loss on extinguishment of debt, net of tax, $0.30 per common share, basic or $0.28 per common share, diluted, related to our tender offer and open market repurchases of $297.8 million aggregate principal amount of our 8 1/4% Senior Notes due 2015 (for further information, see Note 3, Long-Term Debt, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

(c)	Includes a $6.2 million gain on extinguishment of debt, net of tax, or $0.13 per common share, basic and common share, diluted, related to our repurchases of an aggregate principal amount of $133.5 million of outstanding term loans under our Senior Secured Credit Facility. For further information, see Note 3, Long-Term Debt, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(d)	Includes a $223.4 million non-cash impairment charge, net of tax, or $4.66 per common share, basic and common share, diluted, related to the carrying value of the goodwill and intangible assets associated with the Shared Mail and International, Digital Media & Services segments.
(e)	The ratio of earnings to fixed charges was computed by dividing (a) earnings before fixed charges, income taxes and extraordinary items by (b) fixed charges, which consist of interest expense, amortization of debt issuance costs and the interest portion of rent expense.
(f)	Earnings for the year ended December 31, 2008 were inadequate to cover fixed charges by $215.8 million.

This information should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consolidated Results of Operations

Our results of operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011		2010		2009
(in millions of U.S. dollars)	Actual	% of Revenues	Actual	% of Revenues	Actual	% of Revenues
Revenues:
Shared Mail	$1,350.8	60.4%	$1,307.2	56.0%	$1,279.1	57.0%
Neighborhood Targeted	374.7	16.8	479.9	20.6	444.7	19.8
FSI	316.0	14.1	367.6	15.7	361.4	16.1
International, Digital Media & Services	194.5	8.7	178.8	7.7	159.0	7.1

Total revenues	2,236.0	100.0	2,333.5	100.0	2,244.2	100.0

Cost of sales	1,670.3	74.7	1,724.6	73.9	1,693.7	75.5

Gross profit	565.7	25.3	608.9	26.1	550.5	24.5
Selling, general and administrative	329.1	14.7	371.3	15.9	354.9	15.8
Amortization expense	12.6	0.6	12.6	0.5	12.6	0.6
Gain from litigation settlement, net	—	—	490.1	21.0	—	—

Earnings from operations	224.0	10.0	715.1	30.6	183.0	8.1

Other expenses and income:
Interest expense, net	35.3	1.6	64.2	2.8	86.5	3.9
Loss (gain) on extinguishment of debt	16.3	0.7	23.9	1.0	(10.0)	(0.4)
Other income, net	(7.3)	(0.3)	(5.7)	(0.2)	(4.4)	(0.2)

Total other expenses, net	44.3	2.0	82.4	3.5	72.1	3.2

Earnings before income taxes	179.7	8.0	632.7	27.1	110.9	4.9
Income tax expense	66.3	2.9	247.3	10.6	44.1	1.9

Net earnings	$113.4	5.1%	$385.4	16.5%	$66.8	3.0%

Net earnings per common share, diluted	$2.33		$7.42		$1.36

Weighted average common shares, diluted	48,777		51,957		49,270

General

Our Shared Mail segment and NCH businesses were strong contributors to revenues and earnings from operations in the year ended December 31, 2011, while our Neighborhood Targeted and Free-standing Inserts segments were adversely impacted by global economic uncertainty and a pullback in spend by consumer packaged goods (“CPG”) clients resulting in a reduced number of programs across many of our products (the “reduction of CPG programs”).

Revenues

We reported revenues of $2.2 billion for the year ended December 31, 2011, compared to revenues of $2.3 billion for the year ended December 31, 2010, a decrease of 4.2%. These declines in revenues resulted from the negative impact of the macroeconomic climate on client advertising budgets, decreased Run-of-Press (“ROP”) revenues within the Neighborhood Targeted segment and the reduction in CPG programs.

We reported revenues of $2.3 billion for the year ended December 31, 2010, compared to revenues of $2.2 billion for the year ended December 31, 2009, an increase of 4.0%. This increase in revenues reflects the successful execution of our recession-based strategy to grow volume across our product portfolio, which was partially offset by a decline in prices.

Cost of Sales

Cost of sales was $1.7 billion for the years ended December 31, 2011, 2010 and 2009. Gross profit as a percentage of revenues was 25.3%, 26.1% and 24.5% for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in gross profit as a percentage of revenues for the year ended December 31, 2011 as compared to the year ended December 31, 2010 resulted primarily from the declines in revenues discussed above and was also impacted by $7.1 million in intangible asset impairment charges and $0.3 million in postemployment and other reorganization costs recognized in the year ended December 31, 2011. The increase in gross profit as a percentage of revenues for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of improvements made in the cost structure of our business.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $329.1 million, $371.3 million and $354.9 million for the years ended December 31, 2011, 2010 and 2009.

The decrease in SG&A expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflects a $19.2 million decrease in stock-based compensation expense, reduced incentive compensation expense, our cost containment efforts and the non-recurrence of $2.1 million in legal costs associated with the News America litigation settled in February 2010 (as defined and further described in Gain from Litigation Settlement below), which were offset, in part, by $6.6 million in postemployment and other reorganization costs recognized in the year ended December 31, 2011.

The increase in SG&A expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due primarily to an increase in stock-based compensation expense of $25.0 million, which resulted from the following:

•

The appreciation of our stock price, which triggered the accelerated vesting of certain executives’ stock options, resulting in the immediate recognition of the related remaining unrecognized stock-based compensation expense;

•

Our modification of outstanding stock option and restricted stock awards to employees and directors to provide for the continued vesting and exercisability in accordance with the terms as originally granted of any outstanding stock options or restricted stock awards held by a grantee, if the grantee has satisfied specified service and age requirements at the time the grantee’s employment or directorship with the Company terminates. As a result of this modification, we recognized previously unrecognized compensation expense that we would have been required to be expensed in future periods related to grantees that had met or will meet the specified service and age requirements prior to the original vesting date. The fair value of outstanding awards did not change based on the modified terms; and

•

In 2009 and 2010, annual stock awards were granted to executives on January 1st. However, the 2011 stock awards were granted as of the close of the trading day on December 14, 2010, the date of approval of the awards by the Compensation/Stock Option Committee of our Board of Directors.

These increases were offset, in part, by reduced legal costs of $8.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 related to the News America litigation.

Gain from Litigation Settlement

On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) with News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively, “News”), and pursuant to the terms of the Settlement Agreement, News paid us $500.0 million. During the year ended December 31, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million have been recorded as a separate line item “Gain from litigation settlement, net” in our consolidated statement of income for the year ended December 31, 2010.

Loss (Gain) on Extinguishment of Debt

On June 27, 2011, we entered into the Senior Secured Credit Facility, which replaced and terminated our Prior Senior Secured Credit Facility (both of which as defined and further described below). We used the proceeds of the Senior Secured Credit Facility along with existing cash to repay all outstanding borrowings under our Prior Senior Secured Credit Facility, to pay accrued interest with respect to such loans and to pay the fees and expenses related to the Senior Secured Credit Facility. As a result, we recognized a pre-tax loss on extinguishment of debt of $3.0 million during the year ended December 31, 2011, which represents the write-off of related capitalized debt issuance costs.

On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. As a result, we recognized a pre-tax loss on extinguishment of debt of $13.3 million during the year ended December 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.

During the year ended December 31, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases. As a result, we recognized a pre-tax loss on extinguishment of debt of $23.9 million during the year ended December 31, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

During the year ended December 31, 2009, we repurchased, at a discount to par, an aggregate principal amount of $133.5 million of outstanding term loans under our Prior Senior Secured Credit Facility for an aggregate purchase price of $123.5 million, including fees. As a result of these repurchases, during the year ended December 31, 2009, we recognized a pre-tax gain on extinguishment of debt of $10.0 million, which represents the difference between the aggregate purchase price and the aggregate principal amount of the term loans repurchased.

Interest Expense, Net

Interest expense, net was $35.3 million, $64.2 million and $86.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decreases in interest expense, net were due to the following:

•	A decrease in outstanding indebtedness resulting from our repurchase of $297.8 million aggregate principal amount of the 2015 Notes during the second quarter of 2010;

•

A decrease in outstanding indebtedness resulting from our repurchase of an aggregate principal amount of $133.5 million of outstanding term loans under our Prior Senior Secured Credit Facility during the year ended December 31, 2009;

•

The $112.2 million reduction in outstanding indebtedness that resulted from the replacement and termination of our Prior Senior Secured Credit Facility with the Senior Secured Credit Facility on June 27, 2011; and

•

The reduced interest rate associated with the 2021 Notes as compared to the 2015 Notes and the reduced margins associated with the Senior Secured Credit Facility as compared to the Prior Senior Secured Credit Facility.

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our Prior Senior Secured Credit Facility. The swap was designated as and qualified as a cash flow hedge through the termination of the Prior Senior Secured Credit Facility on June 27, 2011. During the year ended December 31, 2011, as a result of the termination of the Prior Senior Secured Credit Facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense, which partially offset the decreases in interest expense, net for the year ended December 31, 2011 described above.

Income Tax Expense

Income tax expense represented 36.9%, 39.1% and 39.8% of earnings before income taxes for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in income tax expense as a percentage of earnings before income taxes for the year ended December 31, 2011 as compared to the years ended December 31, 2010 and 2009, reflect certain discrete items favorably impacting the period. Prospectively, we expect our effective tax rate to be approximately 38.5%.

Net Earnings

Net earnings were $113.4 million, $385.4 million and $66.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net earnings per common share, diluted were $2.33, $7.42 and $1.36 for the years ended December 31, 2011, 2010 and 2009, respectively. Net earnings and net earnings per common share, diluted for the years ended December 31, 2011, 2010 and 2009 included certain items affecting the comparability of such periods; specifically, an intangible asset impairment and non-recurring postemployment and other reorganization costs in the year ended December 31, 2011, losses on extinguishment of debt and related charges in the years ended December 31, 2011 and 2010, a gain from litigation settlement in the year ended December 31, 2010 and a gain on extinguishment of debt in the year ended December 31, 2009. In Non-GAAP Financial Measures below, we compare net earnings and net earnings per common share, diluted for the years ended December 31, 2011, 2010 and 2009 excluding these items. In addition, net earnings per common share, diluted was favorably impacted by the repurchases of our common stock during the year ended December 31, 2011.

Non-GAAP Financial Measures

We define adjusted net earnings and adjusted net earnings per common share, diluted, as net earnings excluding the gain from litigation settlement, net of tax, losses and gains on extinguishment of debt (including the related reclassification of previously unrealized losses on interest rate swaps from accumulated other comprehensive income to earnings, net of tax), the impairment of intangible assets and non-recurring postemployment and other reorganization costs. We present adjusted net earnings and adjusted net earnings per common share, diluted, because we believe these measures are useful to investors as they provide measures of our profitability on a more comparable basis to historical periods because they exclude items we do not believe are indicative of our core operating performance. In addition, we exclude these items when we internally evaluate our company’s performance.

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

The following table reconciles net earnings and net earnings per common share, diluted, for the year ended December 31, 2011, 2010 and 2009 to adjusted net earnings and adjusted net earnings per common share, diluted:

	Year Ended December 31,
	2011		2010		2009
	U.S. Dollars in Millions	Per Diluted Common Share	U.S. Dollars in Millions	Per Diluted Common Share	U.S. Dollars in Millions	Per Diluted Common Share
Net earnings	$113.4	$2.33	$385.4	$7.42	$66.8	$1.36

Excluding, net of tax:
Gain from litigation settlement	—	—	(301.4)	(5.80)	—	—
Loss (gain) on extinguishment of debt and related charges	11.6	0.24	14.7	0.28	(6.2)	(0.13)
Intangible asset impairment	4.3	0.09	—	—	—	—
Postemployment and other reorganization costs	4.2	0.08	—	—	—	—

Adjusted net earnings	$133.5	$2.74	$98.7	$1.90	$60.6	$1.23

The increases in adjusted net earnings and adjusted net earnings per common share, diluted, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflect, as further discussed above, decreased selling, general and administrative and interest expense, which were offset, in part, by reduced gross profit associated with the decline in revenues. The increases in adjusted net earnings and adjusted net earnings per common share, diluted, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 reflect, as further discussed above, increased gross profit associated with the increase in revenues and decreased interest expense, which were offset, in part, by increased selling, general and administrative expenses. In addition, adjusted net earnings per common share, diluted was favorably impacted by repurchases of our common stock during the year ended December 31, 2011.

Segment Results

We currently operate our business in the following reportable segments:

•

Shared Mail—Products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution. Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered primarily through the United States Postal Service (“USPS”).

•	Neighborhood Targeted—Products that are targeted to specific newspaper zones or neighborhoods based on geographic and demographic characteristics.

•

Free-standing Inserts—Four-color booklets that contain promotions, primarily coupons, from multiple advertisers (cooperative), which we publish and distribute to approximately 60 million households through newspapers and shared mail.

In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes NCH Marketing Services, Inc. (“NCH”), Valassis Canada, Inc., Promotion Watch, direct mail, analytics, digital and in-store.

We evaluate reportable segment performance based on segment profit, which we define as earnings (loss) from operations excluding unusual or non-recurring items. For additional information, including a reconciliation of total segment profit to earnings from operations, see Note 13, Segment Reporting, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Shared Mail

Shared Mail revenues were $1,350.8 million, $1,307.2 million and $1,279.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. These increases in revenues were primarily attributable to volume gains in inserts. For the year ended December 31, 2011 as compared to the year ended December 31, 2010, incremental printing revenue also contributed to the growth in revenues. For the year ended December 31, 2010 as compared to year ended December 31, 2009, the volume gains in inserts were offset to a degree by lower priced and lighter weight inserts.

The volume gains in inserts were demonstrated in the Shared Mail piece growth which increased 2.0% to 36.8 billion pieces for the year ended December 31, 2011 as compared to the year ended December 31, 2010, and increased 9.4% to 36.1 billion pieces for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Shared Mail packages delivered were 3.6 billion, 3.6 billion and 3.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Shared Mail packages were relatively flat for the year ended December 31, 2011 compared to the year ended December 31, 2010; however, Shared Mail packages decreased 4.8% for the years ended December 31, 2010 compared to December 31, 2009 due to the reduction of underperforming packages in certain markets. As a result of the year over year growth in Shared Mail pieces for all periods presented, relatively flat growth in packages in 2011 and the decreases in packages delivered in 2010, Shared Mail average pieces per package have increased to 9.8 pieces, 9.7 pieces and 8.4 pieces for the years ended December 31, 2011, 2010 and 2009, respectively.

Shared Mail’s gross margin as a percentage of revenues was 28.7%, 28.5% and 25.8% for the years ended December 31, 2011, 2010 and 2009, respectively. Gross margin as a percentage of revenues was favorably impacted for all periods by the flow-through of the increased volume and related efficiencies in unused postage. Unused postage as a percentage of base postage decreased to 14.9% for the year ended December 31, 2011 from 16.6% for the year ended December 31, 2010 and from 19.9% for the year ended December 31, 2009. Offsetting the favorable impact in gross margin as a percentage of revenues for the year ended December 31, 2011 were increased print costs due to a product mix shift toward printed products. For the year ended December 31, 2010 compared to December 31, 2009, our business optimization efforts from distribution savings from newspaper alliances and fewer packages contributed to the gross margin improvement.

Segment profit was $191.9 million, $156.8 million and $110.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Segment profit as a percentage of revenues was 14.2%, 12.0% and 8.6% for the years ended December 31, 2011, 2010 and 2009, respectively. The increases in segment profit and segment profit as a percentage of revenues were the result of the growth in revenues, gross margin improvement and decreased SG&A costs.

Neighborhood Targeted

Neighborhood Targeted segment revenues were $374.7 million and $479.9 million for the years ended December 31, 2011 and 2010, respectively, a decrease of 21.9%. This decrease resulted from a significant decline in ROP revenues associated with reduced advertising spending by one client in each of the telecommunications and energy verticals, a decrease in our Newspaper Inserts product line related to the loss of two large retailers that liquidated in the first quarter of 2011, overall softness in our telecommunications vertical and the reduction in CPG programs. Segment profit was $7.7 million and $20.6 million for the years ended December 31, 2011 and 2010, respectively, a decrease of 62.6%. In addition to the items impacting revenues detailed above, segment profit decreased as a result of continued margin pressure associated with the products in this segment.

Neighborhood Targeted segment revenues were $479.9 million and $444.7 million for the years ended December 31, 2010 and 2009, respectively, an increase of 7.9%. This increase reflected the continued execution of our strategy of building market share in newspaper insert distribution with the intention of shifting a portion of this distribution to Shared Mail. Segment profit was $20.6 million and $36.3 million for the years ended December 31, 2010 and 2009, respectively, a decrease of 43.3%. This decrease was due primarily to pricing declines, changes in product mix, an increase in SG&A allocation and a significant client bankruptcy.

FSI

FSI segment revenues were $316.0 and $367.6 million for the years ended December 31, 2011 and 2010, respectively, a decrease of 14.0%. Segment profit was $14.1 million and $24.9 million for the years ended December 31, 2011 and 2010, respectively, a decrease of 43.4%. These decreases in revenues and segment profit reflect industry volume declines due to the reduction in CPG programs, the absence of custom co-op business in the fourth quarter of 2011 and a decrease in market share.

FSI segment revenues were $367.6 million and $361.4 million for the years ended December 31, 2010 and 2009, respectively, an increase of 1.7%. Industry pages were up 4.6% for the year; however, our pricing declined slightly. Segment profit was $24.9 million and $11.5 million for the years ended December 31, 2010 and 2009, respectively, an increase of 116.5%. This increase reflected lower costs and efficiencies gained through increased volume resulting from industry growth, which was partially offset by lower pricing.

International, Digital Media & Services

International, Digital Media & Services segment revenues were $194.5 million and $178.8 million for the years ended December 31, 2011 and 2010, respectively, an increase of 8.8%. The increase in revenues reflects the positive effect on NCH of increased coupon redemptions by consumers and the continued growth of our digital business. Segment profit was $24.3 million and $22.7 million for the years ended December 31, 2011 and 2010, respectively, an increase of 7.0%. The increase in segment profit reflects strong performance by NCH, which was partially offset by pressure on the in-store business resulting from the reduction in consumer packaged goods spend and our continued investment in our digital and in-store businesses.

International, Digital Media & Services segment revenues were to $178.8 million and $159.0 million for the years ended December 31, 2010 and 2009, respectively, an increase of 12.5%. Segment profit was $22.7 million and $25.0 million for the years ended December 31, 2010 and 2009, respectively, a decrease of 9.2%. This decrease in segment profit primarily resulted from reduced volume in our European business, the loss of a significant customer and continued investment in our digital business.

Financial Condition, Liquidity and Sources of Capital

Our operating cash flows are our primary source of liquidity. We believe we will generate sufficient cash flows from operating activities and will have sufficient existing cash balances and lines of credit available to meet currently anticipated short- and long-term liquidity needs, including the working capital requirements of our operations, interest and required repayments of indebtedness and capital expenditures necessary to support growth and productivity improvement. We may consider other uses for our cash flows from operating activities and other sources of cash (such as additional borrowings under our Senior Secured Credit Facility), including, without limitation, future acquisitions and repurchases of our common stock.

The following table presents our available sources of liquidity as of December 31, 2011:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$102.0
Debt facilities:
New Senior Secured Revolving Credit Facility	$100.0	59.9	(a)	40.1

Total Available				$142.1

(a)	Represents $50.0 million outstanding under the senior secured revolving line of credit and $9.9 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes the decrease in cash and cash equivalents for the indicated period:

(in millions of U.S. dollars)	Year Ended December 31, 2011
Net cash provided by operating activities	$200.2
Net cash used in investing activities	(20.0)
Net cash used in financing activities	(323.6)
Effect of exchange rate changes on cash and cash equivalents	(0.5)

Net decrease in cash and cash equivalents	(143.9)
Cash and cash equivalents at beginning of year	245.9

Cash and cash equivalents at end of year	$102.0

Operating Activities—Net cash provided by operating activities was $200.2 million for the year ended December 31, 2011. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the year ended December 31, 2011:

•	a net cash inflow of $7.6 million associated with the decrease in accounts receivable, net;

•	a net cash inflow of $4.8 million related to the increase in accounts payable; and

•	net cash outflows of $13.0 million and $7.2 million related to decreases in progress billings and accrued expenses, respectively.

Investing Activities—Net cash used in investing activities was $20.0 million for the year ended December 31, 2011, which reflects capital acquisitions of property, plant and equipment of $21.7 million, offset by proceeds of $1.7 million related to the sales of property, plant and equipment and available-for-sale securities.

Financing Activities—Net cash used in financing activities was $323.6 million for the year ended December 31, 2011, which resulted from $350.0 million in proceeds from the Senior Secured Credit Facility (as defined and further described below), $260.0 million in proceeds related to the issuance of the 2021 Notes (as defined and further described below) and $6.8 million of proceeds from stock option exercises, offset by $713.7 million of principal payments of long-term debt, primarily related to the repayment and termination of the Prior Senior Secured Credit Facility (as defined and further described below) and the cash tender offer, consent solicitation and redemption of the 2015 Notes (described in Loss on Extinguishment of Debt above) and $11.7 million of costs associated with the Senior Secured Credit Facility and issuance of the 2021 Notes. In addition, during the year ended December 31, 2011, we repurchased 8.9 million shares of our common stock for $215.1 million, at an average price of $24.25 per share.

Current and Long-term Debt

As of December 31, 2011, we had outstanding $602.6 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $292.5 million and $50.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of December 31, 2011, we had total outstanding letters of credit of approximately $9.9 million.

Our Senior Secured Credit Facility

General—On June 27, 2011, we entered into a new senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders jointly arranged by J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility and related loan documents replaced and terminated our prior credit agreement, dated as of March 2, 2007, as amended (the “Prior Senior Secured Credit Facility”), by and among Valassis, Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. In connection with the termination of the Prior Senior Secured Credit Facility, all obligations and rights under the related guarantee, security and collateral agency agreement, dated as of March 2, 2007, as amended (the “Prior Security Agreement”), by Valassis and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the Secured Parties (as defined in the Prior Security Agreement), were also simultaneously terminated.

The Senior Secured Credit Facility consists of:

•

a five-year term loan A in an aggregate principal amount equal to $300.0 million, with principal repayable in quarterly installments at a rate of 5.0% during each of the first two years from issuance, 10% during the third year from issuance, 15% during the fourth year from issuance and 11.25% during the fifth year from issuance, with the remaining 53.75% due at maturity (the “Term Loan A”);

•

a five-year revolving credit facility in an aggregate principal amount of $100 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of December 31, 2011 (exclusive of outstanding letters of credit described below); and

•

an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

We used the initial borrowing under the Revolving Line of Credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under the Term Loan B and Delayed Draw Term Loan portions of our Prior Senior Secured Credit Facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the Senior Secured Credit Facility.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2011, we had approximately $40.1 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $9.9 million in standby letters of credit outstanding as of December 31, 2011).

Interest and Fees—Borrowings under our Senior Secured Credit Facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.5% or one-month LIBOR plus 1%) (the “Base Rate”) or at the Eurodollar Rate (one-, two-, three- or six-month LIBOR, at our election, as defined in the credit agreement governing the Senior Secured Credit Facility), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are currently 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. The margins applicable to the borrowings under our Senior Secured Credit Facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate. See Note 11, Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for discussion regarding our various interest rate swap agreements.

Guarantees and Security—Our Senior Secured Credit Facility is guaranteed by certain of our existing and future domestic restricted subsidiaries pursuant to a Guarantee and Collateral Agreement. In addition, our obligations under our Senior Secured Credit Facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our domestic subsidiary guarantors and 65% of the capital stock of certain of our existing and future foreign subsidiaries.

The Guarantee and Collateral Agreement also secures our Senior Secured Convertible Notes due 2033 on an equal and ratable basis with the indebtedness under our Senior Secured Credit Facility to the extent required by the indenture governing such notes.

Prepayments—The Senior Secured Credit Facility also contains a requirement that we make mandatory principal prepayments on the Term Loan A and Revolving Line of Credit in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from certain asset sales, casualty events or condemnation recoveries (in each case, to the extent not otherwise used for reinvestment in our business or related business and subject to certain other exceptions). The Senior Secured Credit Facility further provides that, subject to customary notice and minimum amount conditions, we may make voluntary prepayments without payment of premium or penalty.

Covenants—Subject to customary and otherwise agreed upon exceptions, our Senior Secured Credit Facility contains affirmative and negative covenants, including, but not limited to:

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

Our Senior Secured Credit Facility also requires us to comply with:

•

a maximum consolidated leverage ratio, as defined in our Senior Secured Credit Facility (generally, the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00; and

•

a minimum consolidated interest coverage ratio, as defined in our Senior Secured Credit Facility (generally, the ratio of our consolidated EBITDA to consolidated interest expense for the most recent four quarters), of 3.00:1.00.

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of December 31, 2011:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.88:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.18:1.00

In addition, we are required to give notice to the administrative agent and the lenders under our Senior Secured Credit Facility of defaults under the facility documentation and other material events, make any wholly-owned domestic subsidiary (other than an immaterial subsidiary) a subsidiary guarantor and pledge substantially all after-acquired property as collateral to secure our and our subsidiary guarantors’ obligations in respect of the facility.

Events of Default—Our Senior Secured Credit Facility contains customary events of default, including upon a change in control. If such an event of default occurs, the lenders under our Senior Secured Credit Facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our Senior Secured Credit Facility.

Prior Senior Secured Credit Facility

On January 22, 2009, we entered into an amendment to our Prior Senior Secured Credit Facility, which permitted us to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under the Prior Senior Secured Credit Facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. During the year ended December 31, 2009, we repurchased, at a discount to par, an aggregate principal amount of $133.5 million of outstanding term loans under our Prior Senior Secured Credit Facility for an aggregate purchase price of $123.5 million, including fees. As discussed above, on June 27, 2011, we entered into the Senior Secured Credit Facility, which replaced and terminated our Prior Senior Secured Credit Facility.

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

During the year ended December 31, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases.

6 5/8% Senior Notes due 2021

On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2021 (the “2021 Notes”). The net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation as described above and the redemption of the remaining outstanding 2015 Notes. We capitalized related debt issuance costs of $5.1 million, which will be amortized over the term of the 2021 Notes.

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

Other Indebtedness

We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 11, Derivative Financial Instruments, to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Covenant Compliance

As of December 31, 2011, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

Future Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2011 were as follows:

	Payments due by Period
(in millions of U.S. dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$602.6	$15.0	$60.0	$267.5	$260.1
Interest on debt	$210.6	27.2	57.7	55.4	70.3
Executive employment and retirement agreements	$24.2	3.6	6.7	4.6	9.3
Operating leases	$109.9	22.3	35.7	21.6	30.3
Unrecognized tax benefits	$2.4	0.5	1.9	—	—

Total	$949.7	$68.6	$162.0	$349.1	$370.0

*	We have an additional $9.7 million in gross unrecognized tax benefits for which the amount or period of related future payments cannot be reasonably estimated.

Off-balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Expenditures

Capital expenditures were $21.7 million for the year ended December 31, 2011, largely representing technology enhancements. Management expects future capital spending to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. When adopted, ASU 2011-08 will have no impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity. Instead, ASU 2011-05 requires all non-owner transactions that affect an entity’s equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation

of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. We have adopted the provisions of ASU 2011-05 that were not deferred by ASU 2011-12 and retrospectively applied herein the two-statement approach described above.

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

Shared Mail—Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. Shared Mail services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the USPS. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. We provide for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of clients’ advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.

Neighborhood Targeted—The majority of Neighborhood Targeted products are newspaper delivered, and revenues are recognized in the period that the product is distributed within the newspapers. For non-newspaper-delivered products, revenues are recognized when the product is shipped to the customer or distributed to the consumer via direct to door.

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

FSI—Revenues from FSIs and custom cooperative FSIs are recognized in the period that the product is distributed in the newspaper or shared mail package. In accordance with industry practice, we generally pre-bill FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments is made at the time that the related revenues are recognized.

International, Digital Media & Services—Revenues for coupon clearing do not include the face value of the coupons processed or the retailer service fee. However, clients are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Our long-lived assets consist primarily of plant, property and equipment, mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized but is evaluated at least annually as of December 31st for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives and, therefore, we do not amortize them. We periodically review the carrying amounts of all of our long-lived assets. We undertake this review when facts and circumstances suggest that cash flows emanating from those assets may be diminished. The identification of units of accounting and the allocation of intangible assets by unit of accounting during 2011 were consistent with prior periods.

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

We perform our impairment testing at the reporting unit level. The following table provides a summary of our goodwill by reporting unit as of December 31, 2011 (U.S. dollars in millions):

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

Based on the valuation approach described above, our estimated fair values exceeded the carrying values for all reporting units and no impairment charge was warranted as of December 31, 2011. A 1% change in any of the assumptions used in our analysis would not have a material effect on this conclusion.

Consistent with the prior year, we tested the value assigned to our trade names utilizing an estimated market royalty rate representing the percentage of revenues a market participant would be willing to pay as a royalty for their use. As of December 31, 2011, the resulting fair value based on this calculation indicated no impairment.

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

Derivatives and Hedging Transactions

We use derivative financial instruments, including forward foreign exchange and interest rate swap contracts, to manage our exposure to fluctuations in foreign exchange rates and interest rates. The use of these financial instruments mitigates exposure to these risks with the intent of reducing the variability of our operating results. We are not a party to leveraged derivatives and do not enter into derivative financial instruments for trading or speculative purposes. All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives are not designated and do not qualify as effective hedges. If a derivative is a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is a cash flow hedge, then changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive earnings until the underlying hedged item is recognized in earnings.

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

Concentrations of Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising our client base and their dispersion across many different industries and geographies. No single client accounted for more than 10% of our consolidated accounts receivable or revenues as of and for the years ended December 31, 2011, 2010 and 2009. Generally, we do not require collateral or other security to support client receivables.

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

Interest Rates

As of December 31, 2011, $342.5 million of aggregate indebtedness remains outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, in December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010 and an initial notional amount of $300.0 million, which amortizes by $40.0 million at the end of each quarter subsequent to effective date until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date of the interest rate swap agreement. This interest rate swap agreement effectively fixes, at 3.755% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement, which was $140.0 million as of December 31, 2011. In addition, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement is June 30, 2012. Once effective, this interest rate swap agreement will effectively fix, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ended September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ended September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.

As of December 31, 2011, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $202.5 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $6.4 million between January 1, 2012 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Our forward exchange contracts have not been designated and do not qualify as cash flow hedges. Accordingly, realized and unrealized exchange losses or gains are recorded against production expense monthly. As of December 31, 2011, we had commitments to purchase $10.8 million in Mexican pesos and $0.9 million in Polish zlotys over the next year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VALASSIS COMMUNICATIONS, INC.

Consolidated Balance Sheets

(in thousands of U.S. dollars)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$101,971	$245,935
Accounts receivable, net (Note 1)	448,320	459,952
Inventories (Note 1)	41,120	41,987
Prepaid expenses and other	37,655	38,657

Total current assets	629,066	786,531
Property, plant and equipment, net (Note 1)	148,905	175,567
Goodwill (Note 2)	636,471	636,471
Other intangible assets, net (Note 2)	213,613	233,817
Other assets	16,392	13,272

Total assets	$1,644,447	$1,845,658

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$15,000	$7,058
Accounts payable	334,378	329,602
Progress billings	39,975	53,001
Accrued expenses (Note 4)	98,409	99,612

Total current liabilities	487,762	489,273
Long-term debt (Note 3)	587,560	699,169
Deferred income taxes	67,404	78,764
Other non-current liabilities	52,187	49,568

Total liabilities	1,194,913	1,316,774

Commitments and contingencies (Note 6 and Note 7)

Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,398,539 and 65,283,749 shares issued at December 31, 2011 and 2010, respectively; 42,347,368 and 50,361,749 shares outstanding at December 31, 2011 and 2010, respectively)	654	653
Additional paid-in capital	123,881	124,988
Retained earnings	1,021,566	908,136
Accumulated other comprehensive income	2,775	3,299
Treasury stock, at cost (23,051,171 and 14,922,000 shares at December 31, 2011 and 2010, respectively)	(699,342)	(508,192)

Total stockholders’ equity	449,534	528,884

Total liabilities and stockholders’ equity	$1,644,447	$1,845,658

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Income

(in thousands of U.S. dollars, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$2,235,959	$2,333,512	$2,244,248
Costs and expenses:
Cost of sales	1,670,271	1,724,606	1,693,652
Selling, general and administrative	329,060	371,264	354,933
Amortization expense	12,624	12,624	12,624

Total costs and expenses	2,011,955	2,108,494	2,061,209
Gain from litigation settlement, net (Note 8)	—	490,085	—

Earnings from operations	224,004	715,103	183,039

Other expenses and income:
Interest expense	35,696	64,904	87,041
Interest income	(372)	(653)	(546)
Loss (gain) on extinguishment of debt (Note 3)	16,318	23,873	(10,028)
Other income, net	(7,382)	(5,676)	(4,371)

Total other expenses, net	44,260	82,448	72,096

Earnings before income taxes	179,744	632,655	110,943

Income tax expense	66,314	247,250	44,175

Net earnings	$113,430	$385,405	$66,768

Net earnings per common share, basic (Note 9)	$2.43	$7.84	$1.39

Net earnings per common share, diluted (Note 9)	$2.33	$7.42	$1.36

Weighted average common shares, basic (Note 9)	46,684	49,140	48,129

Weighted average common shares, diluted (Note 9)	48,777	51,957	49,270

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Comprehensive Income

(in thousands of U.S. dollars)

	Year Ended December 31,
	2011	2010	2009
Net earnings	$113,430	$385,405	$66,768

Other comprehensive income, net of tax of $(4), $4,528 and $6,292 for the years ended December 31, 2011, 2010 and 2009, respectively:
Unrealized changes in fair value of cash flow hedges	(3,116)	(3,276)	2,118
Unrealized changes in fair value of available for sale securities	(117)	117	—
Realized losses on cash flow hedges reclassified from AOCI into earnings	3,040	—	—
Amortization of realized losses and unrealized changes in fair value of discontinued cash flow hedges	—	10,721	10,146
Foreign currency translation adjustment	(331)	6	1,786

Total other comprehensive (loss) income	(524)	7,568	14,050

Comprehensive income	$112,906	$392,973	$80,818

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands of U.S. dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2008	$635	$87,305	$455,963	$(18,319)	$(520,170)	$5,414
Net earnings	—	—	66,768	—	—	66,768
Other comprehensive income, net of tax	—	—	—	14,050	—	14,050
Grant/exercise of stock awards	7	4,513	—	—	—	4,520
Stock-based compensation expense	—	7,109	—	—	—	7,109

Balances at December 31, 2009	$642	$98,927	$522,731	$(4,269)	$(520,170)	$97,861
Net earnings	—	—	385,405	—	—	385,405
Other comprehensive income, net of tax	—	—	—	7,568	—	7,568
Grant/exercise of stock awards	11	(6,064)	—	—	70,203	64,150
Stock-based compensation expense	—	32,125	—	—	—	32,125
Repurchases of common stock	—	—	—	—	(58,225)	(58,225)

Balances at December 31, 2010	$653	$124,988	$908,136	$3,299	$(508,192)	$528,884
Net earnings	—	—	113,430	—	—	113,430
Other comprehensive loss, net of tax	—	—	—	(524)	—	(524)
Grant/exercise of stock awards	1	(14,015)	—	—	23,921	9,907
Stock-based compensation expense	—	12,908	—	—	—	12,908
Repurchases of common stock	—	—	—	—	(215,071)	(215,071)

Balances at December 31, 2011	$654	$123,881	$1,021,566	$2,775	$(699,342)	$449,534

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$113,430	$385,405	$66,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,708	61,446	67,848
Amortization of debt issuance costs	3,028	2,353	3,281
Provision for losses on accounts receivable	4,024	10,138	5,732
Loss (gain) on debt extinguishment, net	5,748	3,429	(10,028)
Loss on derivatives, net	6,326	18,816	2,513
Loss (gain) on sale of property, plant and equipment	72	(47)	(228)
Stock-based compensation expense	12,908	32,125	7,109
Deferred income taxes	(7,951)	(3,520)	(10,965)
Intangible asset impairment	7,134	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,608	(41,254)	45,181
Inventories	867	(1,515)	7,701
Prepaid expenses and other	(221)	4,297	(5,810)
Other assets	(532)	(1,259)	2,799
Accounts payable	4,776	(8,817)	1,059
Progress billings	(13,026)	12,469	(4,007)
Accrued expenses	(7,194)	(18,262)	7,889
Other non-current liabilities	2,536	7,522	10,571

Total adjustments	86,811	77,921	130,645

Net cash provided by operating activities	200,241	463,326	197,413

Cash flows from investing activities:
Additions to property, plant and equipment	(21,720)	(26,678)	(19,104)
Additions to intangible assets	—	(7,582)	—
Proceeds from sales of property, plant and equipment	200	99	96
Proceeds from sales of available-for-sale securities	1,494	465	—

Net cash used in investing activities	(20,026)	(33,696)	(19,008)

Cash flows from financing activities:
Borrowings of long-term debt	610,000	—	20,000
Repayments of long-term debt	(713,667)	(304,845)	(200,134)
Debt issuance costs	(11,695)	—	(1,335)
Repurchases of common stock	(215,071)	(58,225)	—
Proceeds from issuance of common stock	6,814	49,461	4,520

Net cash used in financing activities	(323,619)	(313,609)	(176,949)

Effect of exchange rate changes on cash and cash equivalents	(560)	68	1,834

Net (decrease) increase in cash and cash equivalents	(143,964)	116,089	3,290
Cash and cash equivalents at beginning of the year	245,935	129,846	126,556

Cash and cash equivalents at end of the year	$101,971	$245,935	$129,846

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$31,349	$72,394	$79,501
Cash paid during the year for income taxes	$81,539	$237,674	$43,518
Non-cash financing activities:
Stock issued under stock-based compensation plan	$3,385	$7,634	$68

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Valassis Communications, Inc. (referred to herein as “Valassis,” “we,” and “our”) and domestic and non-U.S. subsidiaries in which we hold a controlling financial interest. Our share of the earnings or losses of non-controlled affiliates over which we exercise significant influence (generally a 20% to 50% ownership interest) is included in Other income, net in the consolidated statements of income using the equity method of accounting. All intercompany balances and transactions between consolidated entities have been eliminated.

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

Accounts Receivable

Accounts receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

or the age of the receivable. The allowance for doubtful accounts was $6.9 million and $12.1 million as of December 31, 2011 and 2010, respectively. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Generally, we do not require collateral or other security to support client receivables.

Inventories

Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the consolidated balance sheets consist of:

	December 31,
(in thousands of U.S. dollars)	2011	2010
Raw materials	$28,075	$27,035
Work in progress	13,045	14,952

Inventories	$41,120	$41,987

Client Contract Incentives

We occasionally provide upfront cash incentives to key clients to secure the value of a long-term contract. The cost of such incentives is capitalized and amortized as a reduction to revenues using the straight-line method over the life of the client contract.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Improvements that add significantly to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated life of the related asset or the lease-term using the straight-line method. We review the carrying amounts of our plant, property and equipment when facts and circumstances suggest the cash flows emanating from those assets may be diminished. The following table summarizes the cost and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to the Property, plant and equipment, net included on the consolidated balance sheets:

		December 31,
	Useful Lives	2011	2010
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,167	$7,195
Buildings, at cost	10 – 30	37,511	37,657
Machinery and equipment, at cost	3 – 20	217,764	225,762
Office furniture and equipment, at cost	3 – 10	236,994	221,804
Leasehold improvements, at cost	5 – 10	28,563	28,174

		527,999	520,592
Less accumulated depreciation		(379,094)	(345,025)

Property, plant and equipment, net		$148,905	$175,567

Depreciation expense was $48.1 million, $48.8 million and $55.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets

Our intangible assets consist primarily of mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized on a straight-line basis over its expected useful life, which approximates the manner in which the economic benefits of the intangible asset will be consumed. We review the carrying amounts of our finite-lived assets when facts and circumstances suggest the cash flows emanating from those assets may be diminished. An intangible asset with an indefinite useful life is not amortized but is evaluated at least annually as of December 31st for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives; therefore, we do not amortize them. The identification of units of accounting and the allocation of intangible assets by unit of accounting during 2011 were consistent with prior periods.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income included the following:

	December 31,
(in thousands of U.S. dollars)	2011	2010
Unrealized changes in fair value of cash flow hedges	$(2,863)	$(2,787)
Unrealized changes in fair value of available for sale securities	—	117
Foreign currency translation	5,638	5,969

Accumulated other comprehensive income, net of tax of $1,768 and $1,764 as of December 31, 2011 and 2010, respectively	$2,775	$3,299

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported as a component of stockholders’ equity in accumulated other comprehensive income.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising our client base and their dispersion across many different industries and geographies. No single client accounted for more than 10% of our consolidated accounts receivable or revenues as of or for the years ended December 31, 2011, 2010 or 2009.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which provides companies with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. When adopted, ASU 2011-08 will have no impact on our consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity. Instead, ASU 2011-05 requires all non-owner transactions that affect an entity’s equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. We have adopted the provisions of ASU 2011-05 that were not deferred by ASU 2011-12 and retrospectively applied herein the two-statement approach described above.

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

The following table summarizes the goodwill by reportable segment for the years ended December 31, 2011 and 2010 (there were no changes in the gross amount, accumulated impairment losses or allocation by reportable segment of goodwill for the years then ended):

(in thousands of U.S. dollars)	Shared Mail	Neighborhood Targeted	Free-standing Inserts	International, Digital Media & Services	Total
Goodwill acquired	$721,384	$5,325	$22,357	$93,405	$842,471
Accumulated impairment losses	(187,200)	—	—	(18,800)	(206,000)

Goodwill	$534,184	$5,325	$22,357	$74,605	$636,471

We performed annual impairment tests of goodwill as of December 31, 2011, 2010 and 2009. As of December 31, 2011, 2010 and 2009, the estimated fair values of our reporting units were in excess of the carrying values of the reporting units; therefore, we concluded goodwill was not impaired as of these dates.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The components of intangible assets were as follows:

	December 31, 2011				December 31, 2010
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non compete agreements and other	$40,457	$(9,894)	$30,563	15.1	$48,037	$(7,871)	$40,166	15.0
Customer relationships	140,000	(44,591)	95,409	9.0	140,000	(33,990)	106,010	10.0

Total	$180,457	$(54,485)	$125,972		$188,037	$(41,861)	$146,176

Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			87,641				87,641

Other intangible assets, net			$213,613				$233,817

During the year ended December 31, 2011, the gross amount of finite-lived intangible assets was reduced by $7.6 million as a result of the impairment of certain acquired patents, which will not be placed into service. This write-off resulted in a pre-tax charge of $7.1 million, which is included in Cost of sales in the consolidated statement of income for the year ended December 31, 2011.

Amortization expense related to finite-lived intangible assets was $12.6 million for each of the years ended December 31, 2011, 2010 and 2009. Amortization related to these intangible assets is expected to be $12.6 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, and $63.0 million thereafter.

3.	LONG-TERM DEBT

Long-term debt is summarized as follows:

(in thousands of U.S. dollars)	December 31, 2011	December 31, 2010
Senior Secured Revolving Credit Facility	$50,000	$—
Senior Secured Term Loan A	292,500	—
Senior Secured Convertible Notes due 2033, net of discount	60	58
8 1/4% Senior Notes due 2015	—	242,224
6 5/8% Senior Notes due 2021	260,000	—
Senior Secured Term Loan B	—	347,723
Senior Secured Delayed Draw Term Loan	—	116,222

Total debt	602,560	706,227
Current portion long-term debt	15,000	7,058

Long-term debt	$587,560	$699,169

Maturities of long-term debt are $15.0 million, $22.5 million, $37.5 million, $45.0 million and $222.5 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively, and $260.1 million thereafter.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Senior Secured Credit Facility

General

On June 27, 2011, we entered into a new senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders jointly arranged by J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility and related loan documents replaced and terminated our prior credit agreement, dated as of March 2, 2007, as amended (the “Prior Senior Secured Credit Facility”), by and among Valassis, Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. In connection with the termination of the Prior Senior Secured Credit Facility, all obligations and rights under the related guarantee, security and collateral agency agreement, dated as of March 2, 2007, as amended (the “Prior Security Agreement”), by Valassis and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the Secured Parties (as defined in the Prior Security Agreement), were also simultaneously terminated.

The Senior Secured Credit Facility consists of:

•

a five-year term loan A in an aggregate principal amount equal to $300.0 million, with principal repayable in quarterly installments at a rate of 5.0% during each of the first two years from issuance, 10% during the third year from issuance, 15% during the fourth year from issuance and 11.25% during the fifth year from issuance, with the remaining 53.75% due at maturity (the “Term Loan A”);

•

a five-year revolving credit facility in an aggregate principal amount of $100 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of December 31, 2011 (exclusive of outstanding letters of credit described below); and

•

an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

We used the initial borrowing under the Revolving Line of Credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under the Term Loan B and Delayed Draw Term Loan portions of our Prior Senior Secured Credit Facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the Senior Secured Credit Facility. We recognized a pre-tax loss on extinguishment of debt of $3.0 million during the year ended December 31, 2011, which represents the write-off of related capitalized debt issuance costs. In addition, as further discussed in Note 11, Derivative Financial Instruments and Fair Value Measurements, we recorded in interest expense a pre-tax loss of $2.6 million related to the discontinuation of hedge accounting on the related interest rate swap. We capitalized related debt issuance costs of $6.6 million, which will be amortized over the term of the Senior Secured Credit Facility.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2011, we had approximately $40.1 million available under the Revolving Line of Credit portion of

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $9.9 million in standby letters of credit outstanding as of December 31, 2011).

Interest and Fees

Borrowings under our Senior Secured Credit Facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.5% or one-month LIBOR plus 1%) (the “Base Rate”) or at the Eurodollar Rate (one-, two-, three- or six-month LIBOR, at our election, as defined in the credit agreement governing the Senior Secured Credit Facility), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are initially 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. The margins applicable to the borrowings under our Senior Secured Credit Facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate. See Note 11, Derivative Financial Instruments and Fair Value Measurements, for discussion regarding our various interest rate swap agreements.

Guarantees and Security

Our Senior Secured Credit Facility is guaranteed by certain of our existing and future domestic restricted subsidiaries pursuant to a Guarantee and Collateral Agreement. In addition, our obligations under our Senior Secured Credit Facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our domestic subsidiary guarantors and 65% of the capital stock of certain of our existing and future foreign subsidiaries.

The Guarantee and Collateral Agreement also secures our Senior Secured Convertible Notes due 2033 on an equal and ratable basis with the indebtedness under our Senior Secured Credit Facility to the extent required by the indenture governing such notes.

Prepayments

The Senior Secured Credit Facility also contains a requirement that we make mandatory principal prepayments on the Term Loan A and Revolving Line of Credit in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from certain asset sales, casualty events or condemnation recoveries (in each case, to the extent not otherwise used for reinvestment in our business or related business and subject to certain other exceptions). The Senior Secured Credit Facility further provides that, subject to customary notice and minimum amount conditions, we may make voluntary prepayments without payment of premium or penalty.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

Our Senior Secured Credit Facility also requires us to comply with:

•

a maximum consolidated leverage ratio, as defined in our Senior Secured Credit Facility (generally, the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the most recent four quarters), of 3.50:1.00; and

•

a minimum consolidated interest coverage ratio, as defined in our Senior Secured Credit Facility (generally, the ratio of our consolidated EBITDA to consolidated interest expense for the most recent four quarters), of 3.00:1.00.

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of December 31, 2011:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.88:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.18:1.00

In addition, we are required to give notice to the administrative agent and the lenders under our Senior Secured Credit Facility of defaults under the facility documentation and other material events, make any wholly-owned domestic subsidiary (other than an immaterial subsidiary) a subsidiary guarantor and pledge substantially all after-acquired property as collateral to secure our and our subsidiary guarantors’ obligations in respect of the facility.

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

Prior Senior Secured Credit Facility

On January 22, 2009, we entered into an amendment to our Prior Senior Secured Credit Facility, which permitted us to use up to $125.0 million to repurchase from tendering lenders term loans outstanding under the Prior Senior Secured Credit Facility at prices below par acceptable to such lenders through one or more modified Dutch auctions at any time or times during 2009. During the year ended December 31, 2009, we repurchased, at a discount to par, an aggregate principal amount of $133.5 million of outstanding term loans under our Prior Senior Secured Credit Facility for an aggregate purchase price of $123.5 million, including fees. As a result of these repurchases, during the year ended December 31, 2009, we recognized a pre-tax gain of $10.0 million, which represents the difference between the face amounts (par value) of the term loans repurchased and the actual repurchase prices of the term loans, including fees. As discussed above, on June 27, 2011, we entered into the Senior Secured Credit Facility, which replaced and terminated our Prior Senior Secured Credit Facility.

8 1/4% Senior Notes due 2015

On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. We recognized a pre-tax loss on extinguishment of debt of $13.3 million during the year ended December 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.

During the year ended December 31, 2010, we purchased $297.8 million aggregate principal amount of the 2015 Notes pursuant to a cash tender offer and open market repurchases. We recognized a pre-tax loss on extinguishment of debt of $23.9 million during the year ended December 31, 2010, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the proportionate write-off of related capitalized debt issuance costs.

6 5/8% Senior Notes due 2021

On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2021 (the “2021 Notes”). The net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation as described above and the redemption of the remaining outstanding 2015 Notes. We capitalized related debt issuance costs of $5.1 million, which will be amortized over the term of the 2021 Notes.

Interest on the 2021 Notes is payable every six months on February 1 and August 1. The 2021 Notes are fully and unconditionally guaranteed, jointly and severally, by substantially all of our existing and future domestic restricted subsidiaries on a senior unsecured basis.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

Senior Secured Convertible Notes due 2033 (“2033 Secured Notes”)

As of December 31, 2011, an aggregate principal amount of $85,000 (or approximately $60,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

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

Covenant Compliance

As of December 31, 2011, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

4.	ACCRUED EXPENSES

Accrued expenses included on the consolidated balance sheets consisted of:

	December 31,
(in thousands of U.S. dollars)	2011	2010
Accrued interest	$7,205	$6,710
Accrued compensation and benefits	55,030	57,781
Other accrued expenses	36,174	35,121

Accrued expenses	$98,409	$99,612

5.	INCOME TAXES

The components of earnings before income taxes for our domestic and foreign operations were as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2011	2010	2009
United States	$174,357	$626,755	$106,237
Foreign	5,387	5,900	4,706

Earnings before income taxes	$179,744	$632,655	$110,943

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Income taxes have been charged to earnings as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2011	2010	2009
Current:
Federal	$64,328	$228,683	$43,839
Foreign	1,554	1,825	1,122
State	10,553	35,028	10,175

Total current taxes	76,435	265,536	55,136

Deferred:
Federal	(6,834)	(19,647)	(7,009)
Foreign	223	1,743	410
State	(3,510)	(382)	(4,362)

Total deferred taxes	(10,121)	(18,286)	(10,961)

Income tax expense	$66,314	$247,250	$44,175

Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amounted to $30.5 million and $25.0 million at December 31, 2011 and December, 31 2010, respectively. As such, we have not provided U.S. income taxes on these reinvested earnings.

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2011	2010	2009
Expected income tax expense at statutory rate	$62,910	$221,429	$38,830

Increase (decrease) in taxes resulting from:
Domestic production activities	(2,450)	(2,625)	(1,050)
Valuation allowance	—	—	27
State and local income taxes, net of federal benefit	4,766	22,275	3,759
Tax credits	(128)	(140)	(109)
Tax exempt interest income	—	(2)	(81)
Other items, net	1,216	6,313	2,799

Income tax expense	$66,314	$247,250	$44,175

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in thousands of U.S. dollars)	2011	2010
Long-term deferred income tax assets (liabilities):
Intangibles	$(80,372)	$(85,538)
Depreciation on plant and equipment	(33,037)	(36,826)
Deferred compensation	20,008	17,537
Cancellation of indebtedness income	(3,830)	(3,858)
Loss and tax credit carryforwards	7,316	5,957
Stock compensation	4,552	3,510
Partnership losses	2,603	2,849
Investment impairments	5,202	5,663
Foreign	315	285
Acquisition costs	13,634	13,778
Interest rate swaps	2,083	1,752
Allowance for uncollectible accounts	1,288	1,397
Other reserves	8,958	10,334

Long-term deferred income tax liabilities	(51,280)	(63,160)
Valuation allowance	(16,124)	(15,604)

Net long-term deferred income tax liabilities	$(67,404)	$(78,764)

Current deferred income tax assets (liabilities):
Inventory	$622	$894
Accrued expense	5,141	5,501
Allowance for uncollectible accounts	7,972	9,306
Other reserves	(203)	(794)
Prepaid expense	(3,465)	(4,487)
Intangibles	(4,976)	(3,560)

Current deferred income tax assets:	5,091	6,860
Valuation allowance	(1,731)	(2,278)

Net current deferred income tax assets	$3,360	$4,582

Our net current deferred income tax assets of $3.4 million and $4.6 million as of December 31, 2011 and 2010, respectively, are recorded in Prepaid expenses and other in the consolidated balance sheets.

Our net deferred tax assets and liabilities are summarized as follows:

	December 31,
(in thousands of U.S. dollars)	2011	2010
Total deferred tax assets	$76,193	$76,432
Total deferred tax liabilities	(140,237)	(150,614)

Net deferred income tax liabilities	$(64,044)	$(74,182)

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

For financial statement purposes, the tax benefits of net operating/capital loss and tax credit carryforwards are recognized as deferred tax assets and are subject to appropriate valuation allowances when we determine that the likelihood of recovering the deferred tax asset falls below the “more likely than not” threshold. We evaluate our net operating loss and credit carryforwards on an ongoing basis. The following table summarizes the expiration periods and corresponding valuation allowances for the deferred tax assets related to net operating/capital loss and tax credit carryforwards:

(in millions of U.S. dollars)	2012 – 2016	2017 – 2026	Indefinite	Total
Gross deferred tax asset	$0.5	$0.8	$6.0	$7.3
Valuation allowance	(0.5)	—	(4.1)	(4.6)

Net deferred tax asset	$—	$0.8	$1.9	$2.7

An additional valuation allowance of $13.3 million exists for capitalized costs associated with the ADVO acquisition.

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

A reconciliation of the beginning and ending balances for the total amounts of gross unrecognized tax benefits is as follows:

(in thousands of U.S. dollars)	2011	2010
Gross unrecognized tax benefits—January 1,	$12,536	$11,124
Gross increases in tax positions for prior years	404	3,383
Gross decreases in tax positions for prior years	(1,728)	(189)
Gross increases in tax positions for current year	38	367
Gross decreases in tax positions for current year	(15)	—
Settlements	(444)	(899)
Lapse of statute of limitations	(1,182)	(1,250)

Gross unrecognized tax benefits—December 31,	$9,609	$12,536

A portion of our unrecognized tax benefits would, if recognized, reduce our effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. As of December 31, 2011 and 2010, the amounts of gross unrecognized tax benefits that would reduce our effective income tax rate were $9.1 million and $11.2 million, respectively.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

We file tax returns in various federal, state, and local jurisdictions. In many cases, our liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction’s taxing authority. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
United States	9/2005 – 3/2/2007, 2008 – 2011
California	3/2/2007, 2007 – 2011
Connecticut	2008 – 2011
Illinois	2008 – 2011
Kansas	2008 – 2011
Massachusetts	2008 – 2011
Michigan	2008 – 2011
North Carolina	2008 – 2011
Pennsylvania	2007 – 2011
Texas	3/2/2007, 2007 – 2011

As of December 31, 2011, we anticipate events may occur over the next twelve months that could have an effect on the liabilities for unrecognized tax benefits. These events could result in a decrease in our liability for unrecognized tax benefits of up to $9.1 million. Other events may occur over the next twelve months that could impact our unrecognized tax benefits; however, it is not possible to reasonably estimate the expected change for these events.

Our policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items as part of income tax expense, which is consistent with prior periods. We recorded $0.8 million in gross interest for the year ended December 31, 2011. Gross interest of $2.4 million and penalties of $0.1 million were accrued as of December 31, 2011, and gross interest of $2.1 million and penalties of $0.1 million were accrued as of December 31, 2010.

6.	COMMITMENTS

Total operating lease rentals, for various office space and equipment, charged to expense were $27.4 million, $27.5 million and $28.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Minimum rental payments required under noncancelable operating leases as of December 31, 2011 are as follows:

Year Ended December 31,
2012	2013	2014	2015	2016	Thereafter	Total
(in thousands of U.S. dollars)
$22,283	$19,386	$16,324	$12,164	$9,386	$30,348	$109,891

Future commitments pursuant to senior executive employment agreements, which include non-compete clauses, and excluding any discretionary bonuses, are as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2012	2013	2014	2015	2016	Thereafter	Total
Base Salary	$1,560	$1,560	$1,560	$515	$515	$1,030	$6,740
Maximum Cash Bonus	530	—	—	—	—	—	530

Total	$2,090	$1,560	$1,560	$515	$515	$1,030	$7,270

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Our obligation to pay the maximum cash bonus is based on Valassis attaining certain earnings and/or sales and cost targets. In addition, we have commitments to certain former and current senior executives under a supplemental executive retirement plan (“SERP”). The present value of expected payments under the SERP was $12.4 million and $10.1 million at December 31, 2011 and 2010, respectively, and benefits are payable over the ten years following the cessation of employment by the executive. In addition, the employment agreement of a former executive provides for supplemental benefits for a period of 10 years similar to those provided under the SERP plan. The present value of expected payments under this employment agreement was $1.4 million and $1.5 million at December 31, 2011 and 2010, respectively.

7.	CONTINGENCIES

The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. We have recorded a liability of $10.0 million as of December 31, 2011, reflecting our best estimate of our potential sales tax liability.

In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

8.	GAIN FROM LITIGATION SETTLEMENT

On February 4, 2010, we executed a settlement agreement and release (the “Settlement Agreement”) with News America Incorporated, a/k/a News America Marketing Group, News America Marketing, FSI, Inc. a/k/a News America Marketing FSI, LLC and News America Marketing In-Store Services, Inc. a/k/a News America Marketing In-Store Services, LLC (collectively, “News”). The operative complaint alleged violations of the Sherman Act and various state competitive statutes and the commission of torts by News in connection with the marketing and sale of FSI space and in-store promotion and advertising services. Pursuant to the terms of the Settlement Agreement, News paid us $500.0 million and entered into a 10-year shared mail distribution agreement with our subsidiary, Valassis Direct Mail, Inc., which provides for our sale of certain shared mail services to News on specified terms.

In connection with the settlement, the parties worked with the United States District Court for the Eastern District of Michigan (the “Court”), under the Honorable Arthur J. Tarnow, on a set of procedures to handle future disputes among the parties with respect to conduct at issue in the litigation. The Court issued the order on this matter on June 15, 2011.

The settlement resolved all outstanding claims between us and News as of February 4, 2010. As a result, the parties dismissed all outstanding litigation between them and released all existing and potential claims against each other that were or could have been asserted in the litigation as of the date of the Settlement Agreement.

During the year ended December 31, 2010, in connection with the successful settlement of these lawsuits, we made $9.9 million in related payments, including special bonuses to certain of our employees (including our named executive officers in our proxy statement) in an aggregate amount of $8.1 million. These expenses were netted against the $500.0 million of proceeds received, and the net proceeds of $490.1 million were recorded as a separate line item “Gain from litigation settlement, net” in our consolidated statement of income for the year ended December 31, 2010.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

9.	EARNINGS PER SHARE

Earnings per common share data were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net earnings	$113,430	$385,405	$66,768

Weighted-average common shares outstanding, basic	46,684	49,140	48,129
Shares issued on exercise of dilutive options	5,537	8,178	3,490
Shares purchased with assumed proceeds of options and unearned restricted shares	(3,448)	(5,370)	(2,363)
Shares contingently issuable	4	9	14

Weighted-average common shares outstanding, diluted	48,777	51,957	49,270

Net earnings per common share, diluted	$2.33	$7.42	$1.36

Anti-dilutive options excluded from calculation of weighted-average common shares outstanding, diluted	3,263	1,400	7,100

10.	STOCK-BASED COMPENSATION PLANS

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

At December 31, 2011, there were outstanding stock options held by 1,568 participants for the purchase of 8,131,242 shares of our common stock and there were 1,084,260 shares available for grant under the 2008 Omnibus Incentive Compensation Plan.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

A summary of Valassis’ stock option activity for the year ended December 31, 2011, is as follows:

	Shares	Weighted Average per Share Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at beginning of year	9,157,633	$19.96
Granted	539,322	$23.52
Exercised	(542,047)	$12.47
Forfeited/Expired	(1,023,666)	$29.93

Outstanding at end of year	8,131,242	$19.45	5.23	$33.8

Options exercisable at year end	5,134,247	$20.70	3.83	$17.3

Options expected to vest	2,748,974	$17.42	7.63	$15.0

The intrinsic value of options exercised (the amount by which the market price of the Company’s stock on the date of exercise exceeded the exercise price) was $8.7 million, $47.0 million and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average fair value per option at date of grant during the years ended December 31, 2011, 2010 and 2009 was $11.50, $11.89 and $0.86, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Year Ended December 31,
	2011	2010	2009
Expected option life	4.4 years	4.9 years	5.8 years
Expected annual voltility	61%	61%	59%
Risk-free interest rate	1.2%	2.6%	1.8%
Dividend yield	0%	0%	0%

A summary of restricted stock activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	333,222	$27.98
Granted	313,140	$24.66
Vested	(95,806)	$17.66
Forfeited	(350)	$29.36

Non-vested at end of year	550,206	$27.88

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Total stock-based compensation expense was $12.9 million, $32.1 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in stock-based compensation expense for the year ended December 31, 2010 resulted from the following:

•

The appreciation of our stock price, which triggered the accelerated vesting of certain executives’ stock options, resulting in the immediate recognition of the related remaining unrecognized stock-based compensation expense;

•

Our modification of outstanding stock option and restricted stock awards to employees and directors to provide for the continued vesting and exercisability in accordance with the terms as originally granted of any outstanding stock options or restricted stock awards held by a grantee, if the grantee has satisfied specified service and age requirements at the time the grantee’s employment or directorship with the Company terminates. As a result of this modification, we recognized previously unrecognized compensation expense that we would have been required to be expensed in future periods related to grantees that had met or will meet the specified service and age requirements prior to the original vesting date. The fair value of outstanding awards did not change based on the modified terms; and

•

In 2009 and 2010, annual stock awards were granted to executives on January 1st. However, the 2011 stock awards were granted as of the close of the trading day on December 14, 2010, the date of approval of the awards by the Compensation/Stock Option Committee of our Board of Directors.

As of December 31, 2011, there was a total of $18.0 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, which is expected to be recognized over a weighted average period of approximately two years.

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness did not have a material impact on operations for the years ended December 31, 2011, 2010 or 2009.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Derivatives financial instruments are recorded at fair value in the consolidated balance sheets. The fair values of our interest rate swap contracts and foreign exchange contracts are determined based on third-party valuation models and observable foreign exchange forward contract rates, respectively, both of which represent Level 2 fair value inputs. The notional amounts and fair values of the derivative instruments measured on a recurring basis in the consolidated balance sheets were as follows:

	Notional Amounts		Fair Values
(in millions of U.S. Dollars)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$186.3	$300.0	$(4.6)	$(4.6)	Other non-current liabilities
Derivatives not receiving hedge accounting treatment:
Interest rate swap contract	140.0	—	(0.8)	—	Accrued expenses
Foreign exchange contracts	11.7	11.4	(1.0)	0.7	Accrued expenses/Prepaid expenses and other

Total derivative financial instruments	$338.0	$311.4	$(6.4)	$(3.9)

The following table summarizes the impact of derivative instruments on the consolidated financial statements:

	Year Ended December 31,
	2011	2010	2009	2011	2010	2009		2011	2010	2009
(in millions of U.S. Dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings on Derivatives*			Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives				Amount of Pre-Tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest Rate Swap Contracts	$—	$—	$—	$(5.0)	$(5.4)	$0.8		$(5.0)	$—	$—
Foreign Exchange Contracts	—	—	—	—	—	—		—	—	(1.6)

Total	$—	$—	$—	$(5.0)	$(5.4)	$0.8		$(5.0)	$—	$(1.6)

Derivatives not receiving hedge accounting treatment:
Interest Rate Swap Contracts	$—	$(1.4)	$9.5	$—	$—	$2.6	**	$—	$(17.3)	$(14.6)
Foreign Exchange Contracts	(1.7)	0.3	0.4	—	—	—		—	—	—

Total	$(1.7)	$(1.1)	$9.9	$—	$—	$2.6		$—	$(17.3)	$(14.6)

*	Amount recognized in earnings related to interest rate swap contracts is included in Interest expense and amounts recognized in earnings related to foreign exchange contracts is included in Cost of sales.
**	Represents amount recognized in OCI during the first quarter of 2009 related to interest rate swaps for which hedge accounting was discontinued on April 1, 2009; however, these derivative financial instruments were effective as cash flow hedges until that date.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Interest Rates Swaps

During the second quarter of 2007, we entered into interest rate swap agreements with an aggregate notional principal amount of $480.0 million. These interest rate swaps effectively fixed three-month LIBOR at 5.045%, for a then-effective interest rate of 6.795%, including the applicable margin, for $480.0 million of our variable rate debt under our Prior Senior Secured Credit Facility. In February 2009, we reduced the notional principal amount of the interest rate swaps by $32.8 million and paid termination fees of approximately $2.6 million. The termination fees, or deferred losses, related to the terminated portion of the swaps were amortized to interest expense over the original life of the interest rate swaps, through December 31, 2010. As a result of the reduced notional amount of the swaps, three-month LIBOR was effectively fixed at 5.026%, for a then-effective interest rate of 6.776%, including the applicable margin. We initially designated the swaps as hedging instruments and recorded changes in the fair value of these interest rate swaps as a component of accumulated other comprehensive income. We discontinued cash flow hedge accounting treatment for the interest rate swap agreements effective April 1, 2009. The deferred losses on the interest rate swaps previously charged to accumulated other comprehensive income were amortized to interest expense and subsequent changes in the fair value of the swaps were recognized in earnings as a component of interest expense until the swaps expired on December 31, 2010.

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, for an effective rate of 4.255%, including the applicable margin, for $300.0 million of our variable rate debt under our Prior Senior Secured Credit Facility. The effective date of this agreement was December 31, 2010. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap was designated as, and qualified as, a cash flow hedge through the termination of the Prior Senior Secured Credit Facility on June 27, 2011. During the year ended December 31, 2011, as a result of the termination of the Prior Senior Secured Credit Facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense. This interest rate swap remains in effect and subsequent changes in the fair value of this swap will be recognized in earnings as a component of interest expense until the swap expires.

On July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement is June 30, 2012, the expiration date of our existing interest rate swap. Under the swap agreement, we are required to make quarterly payments at a fixed interest rate of 1.8695% per annum to the counterparty on an amortizing notional amount in exchange for receiving variable payments based on the three-month LIBOR interest rate for the same notional amount. After giving effect to the swap agreement, our effective interest rate for the notional amount, based on the current applicable margin under the Senior Secured Credit Facility of 1.75% per annum, will be 3.6195% per annum. The initial notional amount of $186.3 million amortizes quarterly by (i) $2,812,500 from the effective date through the quarter ended September 30, 2013, (ii) $5,625,000 from September 30, 2013 through the quarter ended September 30, 2014, and (iii) $8,437,500 from September 30, 2014 until June 30, 2015, the expiration date of the agreement. The swap is designated as and qualifies as a cash flow hedge.

Foreign Currency

Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of December 31, 2011, we had commitments to purchase $10.8 million in Mexican pesos and $0.9 million in Polish zlotys over the next year.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Long-Term Debt

The estimated fair market value of our long-term debt was $25.0 million below carrying value and $10.6 million above carrying value as of December 31, 2011 and 2010, respectively. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance. Our 2015 Notes were traded in an active market with the fair value determined based on quoted active market prices. Borrowings under our Senior Secured Term Loan B and Senior Secured Delayed Draw Term Loan were not traded in an active market and were valued based on an implied price derived from industry averages and relative loan performance.

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair value due to the near-term maturity of these instruments.

12.	REPURCHASES OF COMMON STOCK

The following table summarizes our repurchases of common stock during the years ended December 31, 2011 and 2010 (we did not repurchase any shares during the year ended December 31, 2009):

	Year Ended December 31,
(in thousands, except per share data)	2011	2010
Shares repurchased	8,869	1,734
Aggregate repurchase price	$215,071	$58,225
Average price paid per share	$24.25	$33.58

As of December 31, 2011, we had authorization to repurchase an additional 1.5 million shares of our common stock under the share repurchase program approved by our Board of Directors.

13.	SEGMENT REPORTING

Our segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Neighborhood Targeted and Free-standing Inserts (“FSI”). All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include NCH Marketing Services, Inc., Valassis Canada, Inc., Promotion Watch, direct mail, analytics, digital and in-store. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-maker. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

The following table sets forth, by segment, revenues, depreciation/amortization and segment profit for the indicated periods:

	Years Ended December 31,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2011
Revenues from external customers	$1,350.8	$374.7	$316.0	$194.5	$2,236.0
Intersegment revenues	16.8	50.4	39.2	0.4	106.8
Depreciation/amortization	36.8	4.2	12.7	7.0	60.7
Segment profit	$191.9	$7.7	$14.1	$24.3	$238.0

2010
Revenues from external customers	$1,307.2	$479.9	$367.6	$178.8	$2,333.5
Intersegment revenues	16.8	27.6	39.7	0.4	84.5
Depreciation/amortization	41.0	4.3	12.8	3.3	61.4
Segment profit	$156.8	$20.6	$24.9	$22.7	$225.0

2009
Revenues from external customers	$1,279.1	$444.7	$361.4	$159.0	$2,244.2
Intersegment revenues	18.6	26.1	37.0	1.6	83.3
Depreciation/amortization	49.2	4.1	12.0	2.5	67.8
Segment profit	$110.2	$36.3	$11.5	$25.0	$183.0

The following table provides a reconciliation of total segment profit to earnings from operations:

	Year Ended December 31,
(in millions of U.S. dollars)	2011	2010	2009
Total segment profit	$238.0	$225.0	$183.0
Unallocated amounts:
Intangible asset impairment	(7.1)	—	—
Postemployment and other reorganization costs	(6.9)	—	—
Gain from litigation settlement	—	490.1	—

Earnings from operations	$224.0	$715.1	$183.0

Domestic and foreign revenues were as follows:

	Year Ended December 31,
(in millions of U.S. dollars)	2011	2010	2009
United States	$2,182.6	$2,282.0	$2,193.0
Foreign	53.4	51.5	51.2

Revenues	$2,236.0	$2,333.5	$2,244.2

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	December 31,
(in millions of U.S. dollars)	2011	2010
United States	$140.7	$166.8
Foreign	8.2	8.8

Plant, property and equipment, net	$148.9	$175.6

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

14.	GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2021 Notes issued by Valassis (referred to for purposes of this note only as the “Parent Company”) are guaranteed by substantially all of the Parent Company’s domestic wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”) on a senior unsecured basis. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Parent Company and has guaranteed the 2021 Notes on a joint and several, full and unconditional basis. Pursuant to the terms of the 2021 Indenture, the Guarantor Subsidiaries are subject to release under certain customary conditions as described below. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of these obligations. Substantially all of the Guarantor Subsidiaries also guarantee the Parent Company’s Senior Secured Credit Facility.

The 2021 Indenture evidencing the guarantee provides for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including:

•	The sale or other transfer or disposition of all of the Guarantor Subsidiary’s capital stock to any person that is not an affiliate of the Parent Company;

•

The sale or other transfer of all or substantially all the assets or capital stock of a Guarantor Subsidiary, by way of merger, consolidation or otherwise, to any person that is not an affiliate of the Parent Company;

•	If a Guarantor Subsidiary ceases to be a “Domestic Restricted Subsidiary” for purposes of the indenture covenants; and

•	Legal defeasance or covenant defeasance of the indenture obligations when provision has been made for them to be fully satisfied.

The following tables present the condensed consolidating balance sheets as of December 31, 2011 and 2010 and the condensed consolidating statements of income and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009. As a result of combining our general ledgers of record into an existing, single general ledger module within our enterprise resource planning system during the year ended December 31, 2010, the condensed consolidating financial statements as of and for the years ended December 31, 2011 and 2010 below reflect certain intercompany receivables, payables, revenues, and costs and expenses between the Parent Company and the Guarantor Subsidiaries differently than the condensed consolidating financial statements as of and for the year ended December 31, 2009. Although it is not practicable to reclassify the amounts presented as of and for the year ended December 31, 2009 to reflect these changes in presentation, if such reclassifications could be made they would have no effect on any of the “Consolidated Total” amounts included below and would have no effect on the net assets or net income of the Parent Company or the Non-Guarantor Subsidiaries.

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands of U.S. dollars)

Assets	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$68,887	$7,543	$25,541	$—	$101,971
Accounts receivable, net	123,558	302,096	22,666	—	448,320
Inventories	32,159	8,958	3	—	41,120
Prepaid expenses and other (including intercompany)	1,157,263	1,993,450	23,217	(3,136,275)	37,655

Total current assets	1,381,867	2,312,047	71,427	(3,136,275)	629,066

Property, plant and equipment, net	24,790	122,565	1,550	—	148,905
Goodwill	23,584	605,898	6,989	—	636,471
Other intangible assets, net	11,558	202,055	—	—	213,613
Investments	547,366	21,385	—	(565,261)	3,490
Intercompany note receivable (payable)	359,649	(333,683)	(25,966)	—	—
Other assets	9,710	5,271	(2,079)	—	12,902

Total assets	$2,358,524	$2,935,538	$51,921	$(3,701,536)	$1,644,447

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$15,000	$—	$—	$—	$15,000
Accounts payable and intercompany payable	1,210,296	2,246,381	13,976	(3,136,275)	334,378
Progress billings	15,952	10,358	13,665	—	39,975
Accrued expenses	52,675	38,543	7,191	—	98,409

Total current liabilities	1,293,923	2,295,282	34,832	(3,136,275)	487,762

Long-term debt	587,560	—	—	—	587,560
Deferred income taxes	(2,840)	74,241	(3,997)	—	67,404
Other non-current liabilities	30,347	20,887	953	—	52,187

Total liabilities	1,908,990	2,390,410	31,788	(3,136,275)	1,194,913
Stockholders’ equity	449,534	545,128	20,133	(565,261)	449,534

Total liabilities and stockholders’ equity	$2,358,524	$2,935,538	$51,921	$(3,701,536)	$1,644,447

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

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income

Year Ended December 31, 2011

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$779,494	$1,787,530	$73,202	$(404,267)	$2,235,959

Cost and expenses:
Cost of sales	667,389	1,153,832	52,458	(203,408)	1,670,271
Selling, general and administrative	107,112	408,853	13,954	(200,859)	329,060
Amortization expense	23	12,601	—	—	12,624

Total costs and expenses	774,524	1,575,286	66,412	(404,267)	2,011,955

Earnings from operations	4,970	212,244	6,790	—	224,004

Other expenses and income:
Interest expense, net	35,432	—	(108)	—	35,324
Intercompany interest	(26,331)	26,012	319	—	—
Loss on extinguishment of debt	16,318	—	—	—	16,318
Other (income) expense, net	(2,919)	(4,657)	194	—	(7,382)

Total other expenses, net	22,500	21,355	405	—	44,260

Earnings before income taxes	(17,530)	190,889	6,385	—	179,744
Income tax expense	398	63,798	2,118	—	66,314
Equity in net earnings of subsidiaries	131,358	4,267	—	(135,625)	—

Net earnings	$113,430	$131,358	$4,267	$(135,625)	$113,430

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income

Year Ended December 31, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$946,595	$1,596,392	$70,498	$(279,973)	$2,333,512

Cost and expenses:
Cost of sales	765,807	1,097,018	49,343	(187,562)	1,724,606
Selling, general and administrative	153,294	295,677	14,704	(92,411)	371,264
Amortization expense	23	12,601	—	—	12,624

Total costs and expenses	919,124	1,405,296	64,047	(279,973)	2,108,494

Gain from litigation settlement, net	490,085	—	—	—	490,085

Earnings from operations	517,556	191,096	6,451	—	715,103

Other expenses and income:
Interest expense, net	64,315	3	(67)	—	64,251
Intercompany interest	(56,786)	56,553	233	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other income, net	(2,217)	(3,244)	(215)	—	(5,676)

Total other expenses, net	29,185	53,312	(49)	—	82,448

Earnings before income taxes	488,371	137,784	6,500	—	632,655
Income tax expense	196,948	48,208	2,094	—	247,250
Equity in net earnings of subsidiaries	93,982	4,406	—	(98,388)	—

Net earnings	$385,405	$93,982	$4,406	$(98,388)	$385,405

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income

Year Ended December 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$801,219	$1,473,551	$69,595	$(100,117)	$2,244,248

Cost and expenses:
Cost of sales	632,619	1,111,526	49,624	(100,117)	1,693,652
Selling, general and administrative	126,695	214,364	13,874	—	354,933
Amortization expense	23	12,601	—	—	12,624

Total costs and expenses	759,337	1,338,491	63,498	(100,117)	2,061,209

Earnings from operations	41,882	135,060	6,097	—	183,039

Other expenses and income:
Interest expense, net	86,574	(12)	(67)	—	86,495
Intercompany interest	(69,556)	69,241	315	—	—
Gain on extinguishment of debt	(10,028)	—	—	—	(10,028)
Other (income) expense, net	(1,931)	(3,337)	897	—	(4,371)

Total other expenses, net	5,059	65,892	1,145	—	72,096

Earnings before income taxes	36,823	69,168	4,952	—	110,943
Income tax expense	18,430	24,506	1,239	—	44,175
Equity in net earnings of subsidiaries	48,375	3,713	—	(52,088)	—

Net earnings	$66,768	$48,375	$3,713	$(52,088)	$66,768

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$65,619	$134,266	$356	$—	$200,241

Cash flows from investing activities:
Additions to property, plant and equipment	(12,696)	(8,793)	(231)	—	(21,720)
Proceeds from sale of property, plant and equipment	66	134	—	—	200
Proceeds from sale of available-for-sale securities	1,494	—	—	—	1,494

Net cash used in investing activities	(11,136)	(8,659)	(231)	—	(20,026)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	126,090	(126,090)	—	—	—
Borrowings of long-term debt	610,000	—	—	—	610,000
Repayments of long-term debt	(713,667)	—	—	—	(713,667)
Debt issuance costs	(11,695)	—	—	—	(11,695)
Repurchases of common stock	(215,071)	—	—	—	(215,071)
Proceeds from issuance of common stock	6,814	—	—	—	6,814

Net cash used in financing activities	(197,529)	(126,090)	—	—	(323,619)

Effect of exchange rate changes on cash and cash equivalents	—	—	(560)	—	(560)
Net decrease in cash and cash equivalents	(143,046)	(483)	(435)	—	(143,964)
Cash and cash equivalents at beginning of period	211,933	8,026	25,976	—	245,935

Cash and cash equivalents at end of period	$68,887	$7,543	$25,541	$—	$101,971

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$315,019	$139,822	$8,485	$—	$463,326

Cash flows from investing activities:
Additions to property, plant and equipment	(12,282)	(14,064)	(332)	—	(26,678)
Additions to intangible assets	(7,582)	—	—	—	(7,582)
Proceeds from sale of property, plant and equipment	99	—	—	—	99
Proceeds from sale of available-for-sale securities	465	—	—	—	465

Net cash used in investing activities	(19,300)	(14,064)	(332)	—	(33,696)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	125,346	(125,346)	—	—	—
Repayments of long-term debt	(304,845)	—	—	—	(304,845)
Repurchases of common stock	(58,225)	—	—	—	(58,225)
Proceeds from issuance of common stock	49,461	—	—	—	49,461

Net cash used in financing activities	(188,263)	(125,346)	—	—	(313,609)

Effect of exchange rate changes on cash and cash equivalents	—	—	68	—	68

Net increase in cash and cash equivalents	107,456	412	8,221	—	116,089
Cash and cash equivalents at beginning of year	104,477	7,614	17,755	—	129,846

Cash and cash equivalents at end of year	$211,933	$8,026	$25,976	$—	$245,935

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided (used in) by operating activities	$60,031	$138,884	$(1,502)	$—	$197,413

Cash flows from investing activities:
Additions to property, plant and equipment	(7,321)	(11,028)	(755)	—	(19,104)
Proceeds from sales of property, plant and equipment	—	96	—	—	96

Net cash used in investing activities	(7,321)	(10,932)	(755)	—	(19,008)

Cash flows from financing activities:
Cash provided by (used in) intercompany activity	126,275	(126,275)	—	—	—
Borrowings of long-term debt	20,000	—	—	—	20,000
Repayments of long-term debt	(200,134)	—	—	—	(200,134)
Debt issuance costs	(1,335)	—	—	—	(1,335)
Proceeds from issuance of common stock	4,520	—	—	—	4,520

Net cash used in financing activities	(50,674)	(126,275)	—	—	(176,949)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,834	—	1,834
Net increase (decrease) in cash and cash equivalents	2,036	1,677	(423)	—	3,290
Cash and cash equivalents at beginning of the year	102,441	5,937	18,178	—	126,556

Cash and cash equivalents at end of the year	$104,477	$7,614	$17,755	$—	$129,846

VALASSIS COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011, 2010 and 2009.

	Three Months Ended
	March 31, 2011		June 30, 2011		September 30, 2011	December 31, 2011
	(in millions of U.S. dollars, except per share data)
Revenues	$547.0		$565.3		$528.4	$595.3
Cost of sales	$408.6		$418.0		$395.7	$448.0
Gross profit	$138.4		$147.3		$132.7	$147.3
Net earnings	$21.4	(a)	$30.3	(b)	$27.5	$34.2	(c)
Net earnings per common share, diluted	$0.41	(a)	$0.60	(b)	$0.58	$0.76	(c)

	Three Months Ended
	March 31, 2010		June 30, 2010		September 30, 2010	December 31, 2010
	(in millions of U.S. dollars, except per share data)
Revenues	$550.0		$580.0		$572.4	$631.1
Cost of sales	$403.4		$423.8		$421.5	$475.9
Gross profit	$146.6		$156.2		$150.9	$155.2
Net earnings	$322.5	(d)	$11.1	(e)	$27.0	$24.8
Net earnings per common share, diluted	$6.26	(d)	$0.21	(e)	$0.52	$0.47

	Three Months Ended
	March 31, 2009		June 30, 2009		September 30, 2009	December 31, 2009
	(in millions of U.S. dollars, except per share data)
Revenues	$551.2		$544.0		$544.1	$605.0
Cost of sales	$427.5		$410.0		$407.6	$448.5
Gross profit	$123.7		$134.0		$136.5	$156.5
Net earnings (f)	$13.0		$15.9		$13.8	$24.0
Net earnings per common share, diluted (f)	$0.27		$0.33		$0.28	$0.48

(a)	Includes a $8.2 million loss on extinguishment of debt, net of tax, or $0.16 per common share, diluted, related to our cash tender offer, consent solicitation and redemption of our outstanding 2015 Notes. For further information, see Note 3, Long-Term Debt.
(b)	Includes a $3.4 million loss on extinguishment of debt, net of tax, or $0.07 per common share, diluted, related to the replacement and termination of our Prior Senior Secured Credit Facility. For further information, see Note 3, Long-Term Debt.
(c)	Includes $4.3 million, net of tax, or $0.09 per common share, diluted, in intangible asset write-offs (see Note 2, Goodwill and Other Intangible Assets, for further information) and $4.2 million, net of tax, or $0.08 per common share, diluted, in postemployment and other reorganization costs.
(d)	Includes a $301.4 million gain on litigation settlement, net of tax and related payments, or $5.85 per common share, diluted, associated with the News America litigation settlement proceeds. For further information, see Note 8, Gain from Litigation Settlement.
(e)

Includes a $14.7 million loss on extinguishment of debt, net of tax, or $0.28 per common share, diluted, related to our tender offer and open market repurchases of $297.8 million aggregate principal amount of our 8 1/4% Senior Notes due 2015. For further information, see Note 3, Long-Term Debt.

(f)	Includes a $6.2 million gain on extinguishment of debt, net of tax, or $0.13 per common share, diluted, related to our repurchases of an aggregate principal amount of $133.5 million of outstanding term loans under our senior secured credit facility. For further information, see Note 3, Long-Term Debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valassis Communications, Inc.

Livonia, Michigan

We have audited the internal control over financial reporting of Valassis Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company, and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 27, 2012

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

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2011. Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that we will consider recommendations from shareholders of candidates for election as a member of our board of directors and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by our shareholders.

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

The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Compensation/Stock Option Committee Report on Executive Compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2011, 2010 and 2009:

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (Deducted from Accounts Receivable)

(in thousands of U.S. dollars)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2011	$12,113	$4,024	$9,210	$6,927
Year ended December 31, 2010	$7,593	$10,138	$5,618	$12,113
Year ended December 31, 2009	$9,887	$5,732	$8,026	$7,593

(1)	Accounts deemed to be uncollectible.

Schedules not included above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits. The Exhibits on the accompanying Index to Exhibits immediately following the Signatures are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALASSIS COMMUNICATIONS, INC.

By:	/s/ ROBERT A. MASON	February 27, 2012
	Robert A. Mason, President and Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. MASON Robert A. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ ROBERT L. RECCHIA Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 27, 2012

/s/ ALAN F. SCHULTZ Alan F. Schultz	Chairman of the Board of Directors	February 27, 2012

/s/ JOSEPH B. ANDERSON Joseph B. Anderson	Director	February 27, 2012

/s/ PATRICK F. BRENNAN Patrick F. Brennan	Director	February 27, 2012

/s/ KENNETH V. DARISH Kenneth V. Darish	Director	February 27, 2012

/s/ WALTER H. KU Walter H. Ku	Director	February 27, 2012

/s/ THOMAS J. REDDIN Thomas J. Reddin	Director	February 27, 2012

/s/ WALLACE S. SNYDER Wallace S. Snyder	Director	February 27, 2012

/s/ FAITH WHITTLESEY Faith Whittlesey	Director	February 27, 2012

EXHIBIT INDEX

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 10, 2006).

2.2	Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 20, 2006).

3.1	Restated Certificate of Incorporation of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) filed on January 21, 1992).

3.2	Amended and Restated By-laws of Valassis (incorporated by reference to Exhibit 3.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 5, 2008).

4.1	Certificate of Designations of Preferred Stock of Valassis filed with the Office of the Secretary of State of Delaware on September 21, 1999 (incorporated by reference to Exhibit 4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 23, 1999).

4.2	Indenture dated as of May 22, 2003, between Valassis and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis’ Registration Statement on Form S-3 (SEC File No. 333-107787) filed August 8, 2003).

4.3	First Supplemental Indenture, dated as of March 2, 2007, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.4	Second Supplemental Indenture, dated as of June 27, 2011, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011).

4.5	Indenture, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.6	First Supplemental Indenture, dated as of April 20, 2009, by and among Valassis, Valassis In-Store Solutions, Inc., Perimeter Marketing Company and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2009 filed on May 8, 2009).

4.7	Second Supplemental Indenture, dated as of October 19, 2010, by and among Valassis, VC Holdings, LLC and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2010 filed on November 8, 2010).

4.8	Third Supplemental Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

Exhibit Number
4.9	Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

4.10	Registration Rights Agreement, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

10.1*	Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.1(a)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis’ Form 10-K) (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.1(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1996 filed on March 27, 1997).

10.1(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.1(d)*	Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.1(e)*	Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.1(f)*	Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 21, 2001 filed on March 29, 2002).

10.1(g)*	Amendment to Employment Agreement of Robert L. Recchia dated July 8, 2002 (incorporated by reference to Exhibit 10.3(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.1(h)*	Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.1(i)*	Amendment to Employment Agreement of Robert L. Recchia dated as of May 24, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).

10.1(j)*	Amendment to Employment Agreement of Robert L. Recchia dated as of December 23, 2008 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

Exhibit Number
10.2*	Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(a)*	Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(b)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(d)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(e)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(f)*	Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.2(g)*	Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.2(h)*	Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.2(i)*	Amendment to Employment Agreement of Richard P. Herpich dated May 13, 2002 (incorporated by reference to Exhibit 10.5(i) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.(j)*	Amendment to Employment Agreement of Richard P. Herpich dated July 8, 2002 (incorporated by reference to Exhibit 10.5(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(k)*	Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.2(l)*	Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007 (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2007 filed on May 10, 2007).

Exhibit Number
10.2(m)*	Amendment to Employment Agreement of Richard P. Herpich dated as of December 23, 2008 (incorporated by reference to Exhibit 10.4 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.2(n)*	Amendment to Employment Agreement of Richard P. Herpich dated as of December 31, 2009 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.2(o)*	Consulting Agreement, dated as of October 24, 2011, by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2011 filed on November 8, 2011)

10.3*	Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated March 18, 1992 (incorporated by reference to Exhibit 10.17 to Valassis’ Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.3(a)*	Amendment to Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated January 3, 1995 (incorporated by reference to Exhibit 10.16(a) to Valassis’ Form 10-K (SEC File No. 001-10991) for the transition period of July 1, 1994 to December 31, 1994 filed on March 31, 1995).

10.3(b)*	Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.3(c)*	Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 1998 filed on November 12, 1998).

10.3(d)*	Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.3(e)*	Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.3(f)*	Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.3(g)*	Amendment to Employment Agreement of Alan F. Schultz dated June 26, 2002 (incorporated by reference to Exhibit 10.11(g) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(h)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.3(i)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 28, 2007).

10.3(j)*	Amendment to Employment Agreement of Alan F. Schultz dated May 12, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on May 13, 2008).

Exhibit Number
10.3(k)*	Amendment to Employment Agreement of Alan F. Schultz dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.3(l)*	Consulting Agreement, dated as of August 22, 2011, by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2011 filed on November 8, 2011)

10.4*	Employment Agreement dated September 28, 2009, between Brian J. Husselbee, NCH Marketing Services, Inc. and Valassis (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on September 30, 2009).

10.4(a)*	Amendment to Employment Agreement of Brian J. Husselbee dated December 31, 2009 (incorporated by reference to Exhibit 10.3 to Valassis’ From 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.5	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 1996 filed on August 14, 1996).

10.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 25, 1996).

10.7*	Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.8*	Employment Agreement by and among Robert A. Mason, Valassis Communications, Inc. and Valassis Sales and Marketing, Inc., dated as of January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2011 filed on May 10, 2011)

10.8(a)*	Amendment to Employment Agreement of Robert A. Mason, dated as of August 22, 2011 (incorporated by reference to Exhibit 10.2 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2011 filed on November 8, 2011)

10.9*	Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(a)*	First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(b)*	Second Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.9(c)*	Third Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated July 8, 2010 (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 9, 2010).

10.10*	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 15, 2002).

10.11*	Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis’ Form 10-K (SEC File No. 001 10991) for the year ended December 31, 2002 filed on March 25, 2003).

Exhibit Number
10.12*	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.13*	Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.14	Credit Agreement, dated as of March 2, 2007, by and among Valassis, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.15	First Amendment to Credit Agreement, dated as of January 22, 2009, by and among Valassis, the several lenders parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on January 27, 2009).

10.16	Second Amendment to Credit Agreement, dated as of April 15, 2010, by and among Valassis, the several lender parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on April 16, 2010).

10.17	Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.18*	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis’ Registration Statement on Form S-8 (SEC File No. 333-142661) filed on May 7, 2007).

10.19	Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.20	Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO’s Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.21	Assignment Agreement among IBM, ADVO, Inc. and Valassis (incorporated by reference to Exhibit 10.2 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2008 filed on November 10, 2008).

10.22	Valassis’ Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.22 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2011 filed on March 1, 2011).

10.23	Purchase and Sale Agreement, dated March 19, 2008, between Valassis Direct Mail, Inc. and Siro II, LLC, as amended (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

Exhibit Number
10.24	One Targeting Centre Lease, dated June 19, 2008, by and between 1 Targeting Centre LLC, Smith CT 3, LLC, Smith CT 4, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.2 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.25	235 Great Pond Lease, dated June 19, 2008, by and between 235 Great Pond, LLC, Smith CT 7, LLC, Smith CT 8, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.26*	Valassis Communications, Inc. 2008 Senior Executives Semi-Annual Bonus Plan (incorporated by reference to Exhibit C to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

10.27*	Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit D to Valassis’ Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).

10.28*	Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2010 filed on May 7, 2010).

10.29*	Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2010 filed on May 7, 2008).

10.30*	Form of Performance-Based Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.30 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2011 filed on March 1, 2011).

10.31	Settlement Agreement and Release, dated as of February 4, 2010, between Valassis Communications, Inc. and News America Incorporated (a/k/a News America Marketing Group), News America Marketing FSI, LLC (successor in interest to News America Marketing FSI, Inc.) and News America Marketing In-Store Services, LLC (successor in interest to News America Marketing In-Store Services, Inc.) (incorporated by reference to Exhibit 10.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 8, 2010).

12.1	Statements of Computation of Ratios.

21.1	Subsidiaries of Valassis Communications, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Robert A. Mason

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Robert A. Mason

32.2	Section 906 Certification of Robert L. Recchia

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number
101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included as Exhibits 101 hereto (i) shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (ii) shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (iii) otherwise are not subject to liability under those sections.