Form 10-K/A
period 2011-12-31
VALASSIS COMMUNICATIONS INC
filed 2012-03-14
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K/A
(Amendment No. 1)
___________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Documents Incorporated by Reference

The applicable portions of Valassis’ Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on or about May 3, 2012 are incorporated by reference herein into Part III of this First Amendment of the Annual Report on Form 10-K/A.

*
Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) to Valassis Communications, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the United States Securities and Exchange Commission (the “Commission”) on February 27, 2012 (the “Original Filing”), is being filed for the sole purpose of amending and restating the Exhibit Index referred to in Item 15(a)(3) of Part IV of the Original Filing (the “Original Exhibit Index”) to include references to Exhibits 10.32 and 10.33 which were inadvertently omitted in the Original Exhibit Index. As corrected, Exhibits 10.32 and 10.33 incorporate by reference Exhibits 10.1 and 10.2, respectively, to Valassis’ Form 8-K (SEC File No. 001-10991) filed on July 1, 2011. Such exhibits were previously incorporated by reference into Valassis’ Form 10-Q (SEC File No. 001-10991) filed on August 9, 2011. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the Commission.
Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Filing.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith as exhibits.

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

3.	Exhibits. The Exhibits on the accompanying Index to Exhibits immediately following the Signature are filed as part of, or incorporated by reference into, this Report.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Valassis Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valassis Communications, Inc.

By:	/s/ ROBERT A. MASON
Robert A. Mason President and Chief Executive Officer Date: March 13, 2012

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

4.5
Indenture, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.6
First Supplemental Indenture, dated as of April 20, 2009, by and among Valassis, Valassis In-Store Solutions, Inc., Perimeter Marketing Company and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2009 filed on May 8, 2009).

4.7
Second Supplemental Indenture, dated as of October 19, 2010, by and among Valassis, VC Holdings, LLC and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2010 filed on November 8, 2010).

4.8
Third Supplemental Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

4.9
Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6⅝% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Valassis’ Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

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

10.30*
Form of Performance-Based Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.30 to Valassis’ Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2010 filed on March 1, 2011).

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

10.32
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

10.33
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

12.1	Statements of Computation of Ratios. (1)
21.1	Subsidiaries of Valassis Communications, Inc. (1)
23.1	Consent of Independent Registered Public Accounting Firm. (1)
31.1	Section 302 Certification of Robert A. Mason (2)
31.2	Section 302 Certification of Robert L. Recchia (2)
32.1	Section 906 Certification of Robert A. Mason (3)
32.2	Section 906 Certification of Robert L. Recchia (3)
101.INS**	XBRL Instance Document (3)
101.SCH**	XBRL Taxonomy Extension Schema (3)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (3)
101.LAB**	XBRL Taxonomy Extension Label Linkbase (3)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (3)
_________________

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

(1)     Previously filed as an exhibit to the original Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 27, 2012, File No. 001-10991.

(2)    Filed herewith.

(3)    Previously furnished as an exhibit to the original Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 27, 2012, File No. 001-10991.