Form 10-Q
period 2012-03-31
VALASSIS COMMUNICATIONS INC
filed 2012-05-08
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-10991
_______________________________________
VALASSIS COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________

Delaware	38-2760940
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
19975 Victor Parkway
Livonia, Michigan 48152
(Address of Principal Executive Offices)
Registrant’s Telephone Number: (734) 591-3000
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of May 1, 2012 there were 42,759,940 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$107,199	$101,971
Accounts receivable, net (Note 1)	417,010	448,320
Inventories (Note 1)	33,936	41,120
Prepaid expenses and other	26,853	37,655
Total current assets	584,998	629,066
Property, plant and equipment, net (Note 1)	146,689	148,905
Goodwill (Note 2)	636,471	636,471
Other intangible assets, net (Note 2)	210,457	213,613
Other assets	15,062	16,392
Total assets	$1,593,677	$1,644,447
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$15,000	$15,000
Accounts payable	281,873	334,378
Progress billings	44,131	39,975
Accrued expenses (Note 4)	65,291	98,409
Total current liabilities	406,295	487,762
Long-term debt (Note 3)	583,810	587,560
Deferred income taxes	67,154	67,404
Other non-current liabilities	52,264	52,187
Total liabilities	1,109,523	1,194,913
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,394,999 and 65,398,539 shares issued at March 31, 2012 and December 31, 2011, respectively; 42,904,300 and 42,347,368 shares outstanding at March 31, 2012 and December 31, 2011, respectively)	654	654
Additional paid-in capital	113,577	123,881
Retained earnings	1,047,987	1,021,566
Accumulated other comprehensive income	2,721	2,775
Treasury stock, at cost (22,490,699 and 23,051,171 shares at March 31, 2012 and December 31, 2011, respectively	(680,785)	(699,342)
Total stockholders’ equity	484,154	449,534
Total liabilities and stockholders’ equity	$1,593,677	$1,644,447

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$518,585	$546,979
Costs and expenses:
Cost of sales	388,894	408,577
Selling, general and administrative	77,617	78,427
Amortization expense	3,156	3,156
Total costs and expenses	469,667	490,160
Earnings from operations	48,918	56,819
Other expenses and income:
Interest expense	7,054	9,775
Interest income	(58)	(139)
Loss on extinguishment of debt (Note 3)	—	13,352
Other income, net	(697)	(876)
Total other expenses, net	6,299	22,112
Earnings before income taxes	42,619	34,707
Income tax expense (Note 1)	16,198	13,296
Net earnings	$26,421	$21,411

Net earnings per common share, basic (Note 7)	$0.63	$0.43

Net earnings per common share, diluted (Note 7)	$0.60	$0.41

Weighted-average common shares outstanding, basic (Note 7)	42,114	49,929

Weighted-average common shares outstanding, diluted (Note 7)	44,045	52,333

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net earnings	$26,421	$21,411
Other comprehensive income, net of tax:
Unrealized changes in fair value of cash flow hedges	(404)	(137)
Unrealized changes in fair value of available-for-sale securities	—	(150)
Realized losses on cash flow hedges reclassified from AOCI into earnings	—	779
Foreign currency translation adjustment	350	865
Total other comprehensive income (loss)	$(54)	$1,357
Comprehensive income	$26,367	$22,768

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$26,421	$21,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,710	15,729
Amortization of debt issuance costs	518	478
Provision for losses on accounts receivable	543	931
Loss on extinguishment of debt	—	2,782
Gain (loss) on derivatives, net	(178)	1,076
(Gain) loss on sale of property, plant and equipment	(79)	40
Stock-based compensation expense	2,287	1,912
Deferred income taxes	1,004	1,944
Changes in assets and liabilities:
Accounts receivable, net	30,767	53,429
Inventories	7,184	2,334
Prepaid expenses and other	10,939	1,351
Other assets	873	(1,352)
Accounts payable	(52,505)	(43,914)
Progress billings	4,156	(7,255)
Accrued expenses	(31,629)	(30,610)
Other non-current liabilities	(637)	(2,320)
Total adjustments	(12,047)	(3,445)
Net cash provided by operating activities	14,374	17,966
Cash flows from investing activities:
Additions to property, plant and equipment	(9,265)	(5,024)
Proceeds from sale of property, plant and equipment	79	20
Proceeds from sale of available-for-sale securities	—	1,494
Net cash used in investing activities	(9,186)	(3,510)
Cash flows from financing activities:
Borrowings of long-term debt	—	260,000
Repayments of long-term debt	(3,750)	(243,989)
Debt issuance costs	—	(4,880)
Repurchases of common stock	(1,366)	(45,530)
Proceeds from issuance of common stock	5,685	3,133
Net cash provided by (used in) financing activities	569	(31,266)
Effect of exchange rate changes on cash and cash equivalents	(529)	1,066
Net increase (decrease) in cash and cash equivalents	5,228	(15,744)
Cash and cash equivalents at beginning of period	101,971	245,935
Cash and cash equivalents at end of period	$107,199	$230,191
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,192	$12,819
Cash paid during the period for income taxes	$7,630	$8,445
Non-cash financing activities:
Stock issued under stock-based compensation plans	$—	$1,193

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” “we,” and “our”) Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $7.3 million and $6.9 million as of March 31, 2012 and December 31, 2011, respectively.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	March 31, 2012	December 31, 2011
Raw materials	$24,935	$28,075
Work in progress	9,001	13,045
Inventories	$33,936	$41,120

Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to property, plant and equipment, net included on the condensed consolidated balance sheets:

	Useful Lives	March 31, 2012	December 31, 2011
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,186	$7,167
Buildings, at cost	10 - 30	37,793	37,511
Machinery and equipment, at cost	3 - 20	225,175	217,764
Office furniture and equipment, at cost	3 - 10	238,512	236,994
Leasehold improvements, at cost	5 - 10	28,672	28,563
		537,338	527,999
Less accumulated depreciation		(390,649)	(379,094)
Property, plant and equipment, net		$146,689	$148,905

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	March 31, 2012	December 31, 2011
Shared Mail	$534,184	$534,184
Neighborhood Targeted	5,325	5,325
Free-standing Inserts	22,357	22,357
International, Digital Media & Services	74,605	74,605
Goodwill	$636,471	$636,471

The components of other intangible assets, net included on the condensed consolidated balance sheets consisted of:

	March 31, 2012				December 31, 2011
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non compete agreements and other	$40,457	$(10,399)	$30,058	14.9	$40,457	$(9,894)	$30,563	15.1
Customer relationships	140,000	(47,242)	92,758	8.7	140,000	(44,591)	95,409	9.0
Total	$180,457	(57,641)	122,816		$180,457	(54,485)	125,972
Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			87,641				87,641
Other intangible assets, net			$210,457				$213,613

3. LONG-TERM DEBT
Long-term debt included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	March 31, 2012	December 31, 2011
Senior Secured Revolving Credit Facility	$50,000	$50,000
Senior Secured Term Loan A	288,750	292,500
Senior Secured Convertible Notes due 2033, net of discount	60	60
6 5/8% Senior Notes due 2021	260,000	260,000
Total debt	598,810	602,560
Current portion long-term debt	15,000	15,000
Long-term debt	$583,810	$587,560

Senior Secured Credit Facility
General
On June 27, 2011, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders jointly arranged by J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility and related loan documents replaced and terminated our prior credit agreement, dated as of March 2, 2007, as amended (the “Prior Senior Secured Credit Facility”), by and among Valassis, Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. In connection with the termination of the

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Prior Senior Secured Credit Facility, all obligations and rights under the related guarantee, security and collateral agency agreement, dated as of March 2, 2007, as amended (the “Prior Security Agreement”), by Valassis and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the Secured Parties (as defined in the Prior Security Agreement), were also simultaneously terminated.

The Senior Secured Credit Facility consists of:

•
a five-year term loan A in an aggregate principal amount equal to $300.0 million, with principal repayable in quarterly installments at a rate of 5.0% during each of the first two years from issuance, 10.0% during the third year from issuance, 15.0% during the fourth year from issuance and 11.25% during the fifth year from issuance, with the remaining 53.75% due at maturity (the “Term Loan A”);

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of March 31, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

We used the initial borrowing under the Revolving Line of Credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under our Prior Senior Secured Credit Facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the Senior Secured Credit Facility.
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2012, we had approximately $40.1 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $9.9 million in standby letters of credit outstanding as of March 31, 2012).
Interest and Fees
Borrowings under our Senior Secured Credit Facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate or one-month LIBOR, in each case, plus an applicable interest rate margin) (the “Base Rate”) or at the Eurodollar Rate (one-, two-, three- or six-month LIBOR, at our election, as defined in the credit agreement governing the Senior Secured Credit Facility), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are currently 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. The margins applicable to the borrowings under our Senior Secured Credit Facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate. See Note 7, Derivative Financial Instruments and Fair Value Measurements, for discussion regarding our various interest rate swap agreements.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of March 31, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.92:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.58:1.00

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
8 1/4% Senior Notes due 2015
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes (the "2015 Indenture") to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. We recognized a pre-tax loss on extinguishment of debt of $13.4 million during the three months ended March 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
6 5/8% Senior Notes due 2021
On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 6 5/8% Senior Notes due 2021 (the “2021 Notes”). The net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation as described above and the redemption of the remaining outstanding 2015 Notes. We capitalized related debt issuance costs of approximately $5.1 million, which are being amortized over the term of the 2021 Notes.
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
Additional Provisions
The indenture governing the Senior Secured Convertible Notes due 2033 contains a cross-default provision which becomes applicable if we default under any mortgage, indenture or instrument evidencing indebtedness for money borrowed by us and the default results in the acceleration of such indebtedness prior to its express maturity, and the principal amount of any such accelerated indebtedness aggregates in excess of $25.0 million. The 2021 Indenture contains a cross-default provision which becomes applicable if we (a) fail to pay the stated principal amount of any of our indebtedness at its final maturity date, or (b) default under any of our indebtedness and the default results in the acceleration of indebtedness, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $50.0 million or more. Our credit agreement contains a cross-default provision which becomes applicable if we (a) fail to make any payment under any indebtedness for money borrowed by us (other than the obligations under such credit agreement) in an aggregate outstanding principal amount of at least $50.0 million or, (b) otherwise default under any such indebtedness, or trigger another event which causes such indebtedness to become due or to be repurchased, prepaid, defeased or redeemed or become subject to an offer to repurchase, prepay, defease or redeem such indebtedness prior to its stated maturity.

Subject to applicable limitations in our Senior Secured Credit Facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, by exercising rights to call, by satisfying put obligations, or in privately negotiated transactions or otherwise.
Covenant Compliance
As of March 31, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	March 31, 2012	December 31, 2011
Accrued interest	$2,998	$7,205
Accrued compensation and benefits	30,117	55,030
Other accrued expenses	32,176	36,174
Accrued expenses	$65,291	$98,409

5. COMMITMENTS AND CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of March 31, 2012, we have recorded a liability of $7.5 million, reflecting our best estimate of our potential sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. EARNINGS PER SHARE
Earnings per common share data were as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011
Net earnings	$26,421	$21,411
Weighted-average common shares outstanding, basic	42,114	49,929
Shares issued on exercise of dilutive options	4,894	6,693
Shares purchased with assumed proceeds of options and unearned restricted shares	(2,965)	(4,293)
Shares contingently issuable	2	4
Weighted-average common shares outstanding, diluted	44,045	52,333
Net earnings per common share, diluted	$0.60	$0.41
Anti-dilutive options excluded from calculation of weighted-average common shares outstanding, diluted	3,486	2,565

7. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

	Notional Amounts		Fair Values
(in millions of U.S. dollars)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$186.3	$186.3	$(5.3)	$(4.6)	Other non-current liabilities
Derivatives not receiving hedge accounting treatment:
Interest rate swap contract	100.0	140.0	(0.4)	(0.8)	Accrued expenses
Foreign exchange contracts	9.8	11.7	0.1	(1.0)	Prepaid expenses and other/Accrued expenses
Total derivative financial instruments	$296.1	$338.0	$(5.6)	$(6.4)

The fair values of our interest rate swap contracts and foreign exchange contracts are determined based on third-party valuation models and observable foreign exchange forward contract rates, respectively, both of which represent Level 2 fair value inputs.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the impact of derivative financial instruments on the condensed consolidated financial statements for the indicated period:

	Three Months Ended
	March 31,
	2012	2011	2012	2011	2012	2011
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$0.7	$0.2	$—	$(1.3)
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	$(0.1)	$—	$—	$—	$—	$—
Foreign exchange contracts	1.1	0.2	—	—	—	—
	$1.0	$0.2	$0.7	$0.2	$—	$(1.3)

*
Amounts recognized in earnings related to interest rate swap contracts are included in interest expense in the unaudited condensed consolidated statements of income and amounts recognized in earnings related to foreign exchange contracts are included in cost of sales in the unaudited condensed consolidated statements of income.

Interest Rate Swaps
On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, for an effective rate of 4.255%, including the applicable margin, for an equivalent portion of our variable rate debt under our Prior Senior Secured Credit Facility. The effective date of this agreement was December 31, 2010. The notional amount of $300.0 million amortizes by $40.0 million at the end of every quarter until it reaches $100.0 million for the quarter ending June 30, 2012, the expiration date. The swap was designated as, and qualified as, a cash flow hedge through the termination of the Prior Senior Secured Credit Facility on June 27, 2011. This interest rate swap remains in effect and changes in the fair value of this swap subsequent to the termination of hedge accounting have been, and will continue to be recognized in earnings as a component of interest expense until the swap expires.
On July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement is June 30, 2012, the expiration date of our existing interest rate swap. Under the swap agreement, we are required to make quarterly payments at a fixed interest rate of 1.8695% per annum to the counterparty on an amortizing notional amount in exchange for receiving variable payments based on the three-month LIBOR interest rate for the same notional amount. After giving effect to the swap agreement, our effective interest rate for the notional amount, based on the current applicable margin under our Senior Secured Credit Facility, will be 3.6195% per annum. The initial notional amount of $186.3 million. amortizes quarterly by (i) $2,812,500 from the effective date through the quarter ending September 30, 2013, (ii) $5,625,000 from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8,437,500 from September 30, 2014 until June 30, 2015, the expiration date of the agreement. The swap is designated as and qualifies as a cash flow hedge.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of March 31, 2012, we had a commitment to purchase $9.0 million in Mexican pesos and $0.8 million in Polish zlotys over the next year.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Long-Term Debt
The estimated fair market value of our long-term debt was $3.0 million above carrying value as of March 31, 2012 and $25.0 million below carrying value as of December 31, 2011. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance.

Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

8. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the indicated periods:

	Three Months Ended
	March 31,
in thousands, except per share data	2012	2011
Shares repurchased	59	1,623
Aggregate repurchase price	$1,366	$45,530
Average price paid per share	$23.10	$28.06

As of March 31, 2012, we had authorization to repurchase an additional 1.4 million shares of our common stock under the share repurchase program approved by our Board of Directors.

9. SEGMENT REPORTING
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
The accounting policies of the segments are the same as those described in the 2011 Form 10-K and Note 1, Basis of Presentation and Significant Accounting Policies. We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or infrequently occurring items. Assets and nonoperating expenses are not allocated to reportable segments and are not used to assess the performance of a reportable segment.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth, by segment, revenues, depreciation/amortization and segment profit for the indicated periods:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2012
Revenues from external customers	$328.1	$72.2	$76.3	$42.0	$518.6
Intersegment revenues	$4.5	$13.0	$10.0	$—	$27.5
Depreciation/amortization	$8.3	$1.1	$3.2	$2.1	$14.7
Segment profit (loss)[1]	$42.4	$(1.6)	$5.4	$2.7	$48.9
2011
Revenues from external customers	$322.6	$90.1	$89.2	$45.1	$547.0
Intersegment revenues	$4.5	$9.3	$9.8	$0.1	$23.7
Depreciation/amortization	$10.0	$1.0	$3.0	$1.7	$15.7
Segment profit[1]	$42.1	$1.9	$7.4	$5.4	$56.8

[1] Total segment profit is equivalent to Earnings from operations for the three months ended March 31, 2012 and 2011.

Domestic and foreign revenues were as follows:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	2012	2011
United States	$506.2	$534.9
Foreign	12.4	12.1
Revenues	$518.6	$547.0

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	March 31, 2012	December 31, 2011
United States	$138.4	$140.7
Foreign	8.3	8.2
Property, plant and equipment, net	$146.7	$148.9

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The 2021 Notes issued by Valassis (referred to for purposes of this note only as the “Parent Company”) are guaranteed by substantially all of the Parent Company’s domestic wholly-owned subsidiaries (collectively, the “Guarantor Subsidiaries”) on a senior unsecured basis. Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Parent Company and has guaranteed the 2021 Notes on a joint and several, full and unconditional basis, subject to certain customary exceptions. Pursuant to the terms of the 2021 Indenture, the Guarantor Subsidiaries are subject to release under certain customary conditions as described below. Non-wholly-owned subsidiaries, joint ventures, partnerships and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of these obligations. Substantially all of the Guarantor Subsidiaries also guarantee the Parent Company’s Senior Secured Credit Facility.

The 2021 Indenture provides for a Guarantor Subsidiary to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including:

•	The sale or other transfer or disposition of all of the Guarantor Subsidiary's capital stock to any person that is not an affiliate of the Parent Company;

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$77,346	$5,936	$23,917	$—	$107,199
Accounts receivable, net	105,446	287,803	23,761	—	417,010
Inventories	26,060	7,873	3	—	33,936
Prepaid expenses and other (including intercompany)	1,080,077	2,379,564	1,457	(3,434,245)	26,853
Total current assets	1,288,929	2,681,176	49,138	(3,434,245)	584,998
Property, plant and equipment, net	21,947	123,093	1,649	—	146,689
Goodwill	27,684	601,798	6,989	—	636,471
Other intangible assets, net	11,552	198,905	—	—	210,457
Investments	569,779	24,225	—	(590,982)	3,022
Intercompany note receivable (payable)	357,635	(357,499)	(136)	—	—
Other assets	9,152	5,030	(2,142)	—	12,040
Total assets	$2,286,678	$3,276,728	$55,498	$(4,025,227)	$1,593,677

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$15,000	$—	$—	$—	$15,000
Accounts payable and intercompany payable	1,126,693	2,578,120	11,305	(3,434,245)	281,873
Progress billings	20,390	10,798	12,943	—	44,131
Accrued expenses	30,140	27,967	7,184	—	65,291
Total current liabilities	1,192,223	2,616,885	31,432	(3,434,245)	406,295
Long-term debt	583,810	—	—	—	583,810
Deferred income taxes	(3,091)	74,241	(3,996)	—	67,154
Other non-current liabilities	29,582	17,914	4,768	—	52,264
Total liabilities	1,802,524	2,709,040	32,204	(3,434,245)	1,109,523
Stockholders’ equity	484,154	567,688	23,294	(590,982)	484,154
Total liabilities and stockholders’ equity	$2,286,678	$3,276,728	$55,498	$(4,025,227)	$1,593,677

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2011
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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$171,291	$430,014	$17,382	$(100,102)	$518,585
Costs and expenses:
Cost of sales	145,142	283,095	11,928	(51,271)	388,894
Selling, general and administrative	20,370	102,794	3,284	(48,831)	77,617
Amortization expense	6	3,150	—	—	3,156
Total costs and expenses	165,518	389,039	15,212	(100,102)	469,667
Earnings from operations	5,773	40,975	2,170	—	48,918
Other expenses and income:
Interest expense	7,054	—	—	—	7,054
Interest income	(22)	—	(36)	—	(58)
Intercompany interest	(8,967)	8,967	—	—	—
Other expenses (income), net	(144)	(616)	63	—	(697)
Total other expenses (income), net	(2,079)	8,351	27	—	6,299
Earnings before income taxes	7,852	32,624	2,143	—	42,619
Income tax expense	2,418	13,360	420	—	16,198
Equity in net earnings of subsidiaries	20,987	1,723	—	(22,710)	—
Net earnings	$26,421	$20,987	$1,723	$(22,710)	$26,421
Other comprehensive income (loss)	(54)	350	350	(700)	(54)
Comprehensive income	$26,367	$21,337	$2,073	$(23,410)	$26,367

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$198,166	$429,268	$17,369	$(97,824)	$546,979
Costs and expenses:
Cost of sales	166,337	277,832	12,319	(47,911)	408,577
Selling, general and administrative	24,514	100,378	3,448	(49,913)	78,427
Amortization expense	6	3,150	—	—	3,156
Total costs and expenses	190,857	381,360	15,767	(97,824)	490,160
Earnings from operations	7,309	47,908	1,602	—	56,819
Other expenses and income:
Interest expense	9,775	—	—	—	9,775
Interest income	(118)	—	(21)	—	(139)
Intercompany interest	(11,197)	11,197	—	—	—
Loss on extinguishment of debt	13,352	—	—	—	13,352
Other expenses (income), net	(227)	(789)	140	—	(876)
Total other expenses, net	11,585	10,408	119	—	22,112
Earnings (loss) before income taxes	(4,276)	37,500	1,483	—	34,707
Income tax expense	325	12,464	507	—	13,296
Equity in net earnings of subsidiaries	26,012	976	—	(26,988)	—
Net earnings	$21,411	$26,012	$976	$(26,988)	$21,411
Other comprehensive income	1,357	865	865	(1,730)	1,357
Comprehensive income	$22,768	$26,877	$1,841	$(28,718)	$22,768

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$35,072	$(19,760)	$(938)	$—	$14,374
Cash flows from investing activities:
Additions to property, plant and equipment	(2,372)	(6,736)	(157)	—	(9,265)
Proceeds from sale of property, plant and equipment	79	—	—	—	79
Net cash used in investing activities	(2,293)	(6,736)	(157)	—	(9,186)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(24,889)	24,889	—	—	—
Repayments of long-term debt	(3,750)	—	—	—	(3,750)
Repurchases of common stock	(1,366)	—	—	—	(1,366)
Proceeds from issuance of common stock	5,685	—	—	—	5,685
Net cash provided by (used in) by financing activities	(24,320)	24,889	—	—	569
Effect of exchange rate changes on cash and cash equivalents	—	—	(529)	—	(529)
Net increase (decrease) in cash and cash equivalents	8,459	(1,607)	(1,624)	—	5,228
Cash and cash equivalents at beginning of period	68,887	7,543	25,541	—	101,971
Cash and cash equivalents at end of period	$77,346	$5,936	$23,917	$—	$107,199

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preferences for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation and/or increased competition from new media formats including digital; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients' promotional needs, inventories and other factors, including, without limitation, high levels of coupon redemption rates; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; possible governmental regulation or litigation affecting aspects of our business; clients experiencing financial difficulties, or otherwise being unable to meet their obligations as they become due, could affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional risks include, but are not limited to, those risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC.

Overview
Valassis is one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum® media portfolio delivers value on a weekly basis to over 100 million shoppers across a multi-media platform – in-home, in-store and in-motion. Through our digital offering, including redplum.com and save.com, consumers can find compelling national and local deals online.
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
Our results for the three months ended March 31, 2012 were adversely impacted by the continuation of reduced advertising spending by clients in the consumer packaged goods (“CPG”) vertical, which began in the third quarter of 2011, across many of our products (the “reduction in CPG programs”). This reduction has occurred in response to the $500 million increase in 2011 in the cost of coupon redemptions paid by CPGs to retailers as compared to 2010.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions of U.S. dollars, except per share data)	2012	2011
Revenues:
Shared Mail	$328.1	$322.6
Neighborhood Targeted	72.2	90.1
Free-standing Inserts	76.3	89.2
International, Digital Media & Services	42.0	45.1
Total revenues	518.6	547.0
Cost of sales	388.9	408.6
Gross profit	129.7	138.4
Selling, general and administrative	77.6	78.4
Amortization expense	3.2	3.2
Earnings from operations	48.9	56.8
Other expenses and income:
Interest expense, net	7.0	9.6
Loss on extinguishment of debt	—	13.4
Other income, net	(0.7)	(0.9)
Total other expenses, net	6.3	22.1
Earnings before income taxes	42.6	34.7
Income tax expense	16.2	13.3
Net earnings	$26.4	$21.4

Net earnings per common share, diluted	$0.60	$0.41

Weighted-average common shares outstanding, diluted	44,045	52,333

Revenues
We reported revenues of $518.6 million and $547.0 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of 5.2%. This decline in revenues was due primarily to an approximately $28.0 million aggregate reduction in CPG programs affecting many of our products and the absence of custom co-op programs within our Free-standing Inserts ("FSI") segment during the three months ended March 31, 2012.
Cost of Sales
Cost of sales was $388.9 million and $408.6 million for the three months ended March 31, 2012 and 2011, respectively. Gross profit as a percentage of revenues was 25.0% and 25.3% for the three months ended March 31, 2012 and 2011, respectively. The decrease in gross profit as a percentage of revenues resulted primarily from the decline in revenues discussed above.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $77.6 million and $78.4 million for the three months ended March 31, 2012 and 2011, respectively, which included non-cash stock-based compensation expense of $2.3 million and $1.9 million, respectively.
Loss on Extinguishment of Debt
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8 1/4% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes (the "2015 Indenture") to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. We recognized a pre-tax loss on extinguishment of debt of $13.4 million during the three months ended March 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
Interest Expense, Net
Interest expense, net was $7.0 million and $9.6 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in interest expense, net was due to the following:

•
The $112.2 million reduction in outstanding indebtedness that resulted from the replacement and termination of our Prior Senior Secured Credit facility with the Senior Secured Credit Facility (both as defined below) on June 27, 2011; and

•
The reduced interest rate associated with the 2021 Notes (as defined below) as compared to the 2015 Notes and the reduced margins associated with the Senior Secured Credit Facility as compared to the Prior Senior Secured Credit Facility.

Income Tax Expense
Income tax expense represented 38.0% and 38.3% of earnings before income taxes for the three months ended March 31, 2012 and 2011, respectively. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.
Net Earnings and Net Earnings per Common Share, Diluted
Net earnings were $26.4 million and $21.4 million for the three months ended March 31, 2012 and 2011, respectively, or $0.60 and $0.41, respectively, per common share, diluted ("diluted EPS"). As further discussed above, net earnings and diluted EPS for the three months ended March 31, 2012 increased as compared to net earnings and diluted EPS for the three months ended March 31, 2011 as result of the non-recurrence during the three months ended March 31, 2012 of the loss on extinguishment of debt recognized during the three months ended March 31, 2011, which more than offset the reduction in gross profit associated with the decline in revenues. The aforementioned factor affects the comparability of net earnings and diluted EPS for the three months ended March 31, 2012 and 2011. In Non-GAAP Financial Measures below, we compare net earnings and diluted EPS for the three months ended March 31, 2012 and 2011 excluding this item. In addition, diluted EPS was positively impacted by the repurchases of our common stock in 2011 and during the three months ended March 31, 2012, which was the primary driver in reducing our weighted-average common shares outstanding, diluted ("diluted shares outstanding") to 44.0 million shares from 52.3 million shares for the three months ended March 31, 2012 and 2011, respectively.
Non-GAAP Financial Measures
We define adjusted net earnings and adjusted diluted EPS as net earnings excluding the loss on extinguishment of debt, net of tax. We present adjusted net earnings and adjusted diluted EPS because we believe these measures are useful to investors as they provide measures of our profitability on a more comparable basis to historical periods because they exclude items we do not believe are indicative of our core operating performance. In addition, we exclude these items when we internally evaluate our company's performance.

Adjusted net earnings and adjusted diluted EPS are not calculated or presented in accordance with U.S. GAAP and have limitations as analytical tools and should not be considered in isolation from, or as alternatives to, operating income, net income, cash flow, EPS or other income or cash flow data prepared in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures only supplementally. Further, other companies, including companies in our industry, may calculate adjusted net earnings and adjusted diluted EPS differently and as the differences in the way two different companies calculate these measures increase, the degree of their usefulness as comparative measures correspondingly decreases.

The following table reconciles net earnings and diluted EPS for the three months ended March 31, 2012 and 2011 to adjusted net earnings and adjusted diluted EPS:

	Three Months Ended
	March 31,
	2012		2011
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$26.4	$0.60	$21.4	$0.41
Excluding:
Loss on extinguishment of debt, net of tax	—	—	8.2	0.16
Adjusted net earnings	$26.4	$0.60	$29.6	$0.57

The decrease in adjusted net earnings in adjusted diluted EPS for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflect, as further discussed above, reduced gross profit associated with the decline in revenues. In addition, adjusted diluted EPS was favorably impacted by the repurchases of our common stock in 2011 and during the three months ended March 31, 2012, which was the primary driver in reducing our diluted shares outstanding to 44.0 million shares from 52.3 million shares for the three months ended March 31, 2012 and 2011, respectively.
.

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
We evaluate reportable segment performance based on segment profit, which, for the three months ended March 31, 2012 and 2011, was equivalent, in total, to consolidated earnings from operations. For additional information, see Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Shared Mail
Shared Mail revenues were $328.1 million and $322.6 million for the three months ended March 31, 2012 and 2011, respectively, an increase of 1.7%. Revenues for the three months ended March 31, 2012 were favorably impacted by the postal rate increase effective in January 2012 and increased revenues per package, which were partially offset by decreased RedPlum® wrap product revenues due to lower sell-through rates and an overall volume decline in inserts.
Shared Mail pieces decreased 2.7% to 8.9 billion pieces for the three months ended March 31, 2012 as compared to 9.2 billion pieces for the three months ended March 31, 2011. Shared Mail packages delivered were 901 million and 892 million for the three months ended March 31, 2012 and 2011, respectively, an increase of 1.0%. As a result of the slight package growth and the decrease in pieces, average pieces per package were 9.6 pieces for the three months ended March 31, 2012, decreasing 3.7% from 10.0 pieces for the three months ended March 31, 2011.
Gross margin as a percentage of revenues was 27.6% and 28.2% for the three months ended March 31, 2012 and 2011, respectively. Gross margin as a percentage of revenues was unfavorably impacted by the reduction in RedPlum® wrap product revenues and the decrease in average pieces per package, which resulted in increased unused postage. Unused postage as a percentage of base postage increased 2.1 percentage points to 17.0% for the three months ended March 31, 2012, as compared to 14.9% for the three months ended March 31, 2011.
Segment profit was $42.4 million and $42.1 million for the three months ended March 31, 2012 and 2011, respectively, an increase of 0.7%. Segment profit as a percentage of revenues was 12.9% and 13.1% for the three months ended March 31, 2012 and 2011, respectively. The relatively flat segment profit as a percentage of revenues was the result of decreased SG&A costs offset by the decline in gross margin as a percentage of revenues.
Neighborhood Targeted
Neighborhood Targeted revenues were $72.2 million and $90.1 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of 19.9%. Segment loss was $1.6 million for the three months ended March 31, 2012 as compared to segment profit of $1.9 million for the three months ended March 31, 2011. Neighborhood Targeted revenues and segment profit were negatively impacted by the reduction in CPG programs.
Free-standing Inserts
FSI revenues were $76.3 million and $89.2 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of 14.5%. FSI segment profit was $5.4 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of 27.0%. These declines in revenues and segment profit reflect the reduction in CPG programs and the absence of custom co-op business.
International, Digital Media & Services
International, Digital Media & Services revenues were $42.0 million and $45.1 million for three months ended March 31, 2012 and 2011, respectively, a decrease of 6.9%. Segment profit was $2.7 million and $5.4 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of 50.0%. The decreases in revenues and segment profit reflect the negative impact of the reduction in CPG programs on our in-store and solo direct mail businesses, which were offset, in part, by strong performance from NCH, driven by the continued strength in the volume of U.S. coupon redemptions and continued growth in our digital business.

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
The following table presents our available sources of liquidity as of March 31, 2012:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$107.2	(a)
Debt facilities:
Senior Secured Revolving Credit Facility	$100.0	59.9	(b)	40.1
Total Available				$147.3

(a)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $23.9 million of cash and cash equivalents as of March 31, 2012. In the event we alter our current position and repatriate funds in the future, we may be required to accrue and pay U.S. taxes on a portion thereof.

(b)	Represents $50 million outstanding under our Revolving Line of Credit (as defined below) and $9.9 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents
The following table summarizes the increase in cash and cash equivalents for the indicated period:

Three Months Ended
(in millions of U.S. dollars)	March 31, 2012
Net cash provided by operating activities	$14.4
Net cash used in investing activities	(9.2)
Net cash provided by financing activities	0.6
Effect of exchange rate changes on cash and cash equivalents	(0.5)
Net increase in cash and cash equivalents	5.2
Cash and cash equivalents at beginning of period	102.0
Cash and cash equivalents at end of period	$107.2

Operating Activities – Net cash provided by operating activities was $14.4 million for the three months ended March 31, 2012. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the three months ended March 31, 2012:

•	a net cash inflow of $30.8 million associated with the decrease in accounts receivable, net, which was offset, by net cash outflows of $52.5 million related to the decrease in accounts payable; and

•	a decrease of $31.6 million in accrued expenses due primarily to accrued incentive and profit sharing payments made during the three months ended March 31, 2012.
Investing Activities – Net cash used in investing activities was $9.2 million for the three months ended March 31, 2012, which primarily reflects capital acquisitions of property, plant and equipment.
Financing Activities – Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2012, which resulted from $5.7 million of proceeds from stock option exercises, offset, in part, by $3.8 million of principal payments of long-term debt and the repurchase of $1.4 million, or 59,122 shares of our common stock at an average price of $23.10 per share.
Current and Long-term Debt
As of March 31, 2012, we had outstanding $598.8 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $288.7 million and $50.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of March 31, 2012, we had total outstanding letters of credit of approximately $9.9 million.
Senior Secured Credit Facility
General – On June 27, 2011, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders jointly arranged by J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc. (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility and related loan documents replaced and terminated our prior credit agreement, dated as of March 2, 2007, as amended (the “Prior Senior Secured Credit Facility”), by and among Valassis, Bear Stearns Corporate Lending Inc., as Administrative Agent, and a syndicate of lenders jointly arranged by Bear, Stearns & Co. Inc. and Banc of America Securities LLC. In connection with the termination of the Prior Senior Secured Credit Facility, all obligations and rights under the related guarantee, security and collateral agency agreement, dated as of March 2, 2007, as amended (the “Prior Security Agreement”), by Valassis and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the Secured Parties (as defined in the Prior Security Agreement), were also simultaneously terminated.

The Senior Secured Credit Facility consists of:

•
a five-year term loan A in an aggregate principal amount equal to $300.0 million, with principal repayable in quarterly installments at a rate of 5.0% during each of the first two years from issuance, 10.0% during the third year from issuance, 15.0% during the fourth year from issuance and 11.25% during the fifth year from issuance, with the remaining 53.75% due at maturity (the “Term Loan A”);

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of March 31, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

We used the initial borrowing under the Revolving Line of Credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under our Prior Senior Secured Credit Facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the Senior Secured Credit Facility.
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2012, we had approximately $40.1 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $9.9 million in standby letters of credit outstanding as of March 31, 2012).
Interest and Fees – Borrowings under our Senior Secured Credit Facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.5% or one-month LIBOR plus 1%) (the “Base Rate”) or at the Eurodollar Rate (one-, two-, three- or six-month LIBOR, at our election, as defined in the credit agreement governing the Senior Secured Credit Facility), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are currently 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. The margins applicable to the borrowings under our Senior Secured Credit Facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate. See Note 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion regarding our various interest rate swap agreements.
Guarantees and Security – Our Senior Secured Credit Facility is guaranteed by certain of our existing and future domestic restricted subsidiaries pursuant to a Guarantee and Collateral Agreement. In addition, our obligations under our Senior Secured Credit Facility and the guarantee obligations of the subsidiary guarantors are secured by first priority liens on substantially all of our and our subsidiary guarantors’ present and future assets and by a pledge of all of the equity interests in our domestic subsidiary guarantors and 65% of the capital stock of certain of our existing and future foreign subsidiaries.

The Guarantee and Collateral Agreement also secures our Senior Secured Convertible Notes due 2033 on an equal and ratable basis with the indebtedness under our Senior Secured Credit Facility to the extent required by the indenture governing such notes.
Prepayments – The Senior Secured Credit Facility also contains a requirement that we make mandatory principal prepayments on the Term Loan A and Revolving Line of Credit in certain circumstances, including, without limitation, with 100% of the aggregate net cash proceeds from certain asset sales, casualty events or condemnation recoveries (in each case, to the extent not otherwise used for reinvestment in our business or related business and subject to certain other exceptions). The Senior Secured Credit Facility further provides that, subject to customary notice and minimum amount conditions, we may make voluntary prepayments without payment of premium or penalty.

Covenants – Subject to customary and otherwise agreed upon exceptions, our Senior Secured Credit Facility contains affirmative and negative covenants, including, but not limited to:

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of March 31, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.92:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.58:1.00

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
Events of Default – Our Senior Secured Credit Facility contains customary events of default, including upon a change in control. If such an event of default occurs, the lenders under our Senior Secured Credit Facility would be entitled to take various actions, including in certain circumstances increasing the effective interest rate and accelerating the amounts due under our Senior Secured Credit Facility.
8 1/4% Senior Notes due 2015
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 2015 Notes and to amend the 2015 Indenture to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation.

6 5/8% Senior Notes due 2021
On January 28, 2011, we issued in a private placement $260.0 million aggregate principal amount of our 2021 Notes. The net proceeds were used to fund the purchase of the outstanding 2015 Notes and the related consent payments in a concurrent tender offer and consent solicitation as described above and the redemption of the remaining outstanding 2015 Notes.
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
Additional Provisions
The indenture governing the Senior Secured Convertible Notes due 2033 contains a cross-default provision which becomes applicable if we default under any mortgage, indenture or instrument evidencing indebtedness for money borrowed by us and the default results in the acceleration of such indebtedness prior to its express maturity, and the principal amount of any such accelerated indebtedness aggregates in excess of $25.0 million. The 2021 Indenture contains a cross-default provision which becomes applicable if we (a) fail to pay the stated principal amount of any of our indebtedness at its final maturity date, or (b) default under any of our indebtedness and the default results in the acceleration of indebtedness, and, in each case, the principal amount of any such indebtedness, together with the principal amount of any other such indebtedness under which there has been a payment default or the maturity of which has been so accelerated, aggregates $50.0 million or more. Our credit agreement contains a cross-default provision which becomes applicable if we (a) fail to make any payment under any indebtedness for money borrowed by us (other than the obligations under such credit agreement) in an aggregate outstanding principal amount of at least $50.0 million or, (b) otherwise default under any such indebtedness, or trigger another event which causes such indebtedness to become due or to be repurchased, prepaid, defeased or redeemed or become subject to an offer to repurchase, prepay, defease or redeem such indebtedness prior to its stated maturity.

Subject to applicable limitations in our Senior Secured Credit Facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, by exercising rights to call, by satisfying put obligations, or in privately negotiated transactions or otherwise.
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Covenant Compliance
As of March 31, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.
Off-balance Sheet Arrangements
As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $9.3 million for the three months ended March 31, 2012, and are expected to be an aggregate amount of $32.0 million or less for the 2012 fiscal year. It is expected these expenditures will be made using funds provided by operations.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying unaudited condensed consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.
Interest Rates
As of March 31, 2012, $338.8 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, in December 2009, we entered into an interest rate swap agreement with an effective date of December 31, 2010 and an initial notional amount of $300.0 million, which amortizes by $40.0 million at the end of each quarter subsequent to the effective date until it reaches $100.0 million for the quarter ending June 30, 2012, the expiration date of the interest rate swap agreement. This interest rate swap agreement effectively fixes, at 3.755% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement, which was $100.0 million as of March 31, 2012. In addition, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement is June 30, 2012. Once effective, this interest rate swap agreement will effectively fix, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.

As of March 31, 2012, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $238.8 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $5.9 million between April 1, 2012 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2012, we had commitments to purchase $9.0 million in Mexican pesos and $0.8 million in Polish zlotys over the next 12 months.

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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in our 2011 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
January 1, 2012 to January 31, 2012	—	$—	—	1,487,935
February 1, 2012 to February 29, 2012	—	$—	—	1,487,935
March 1, 2012 to March 31, 2012	59,122	$23.10	59,122	1,428,813
	59,122	$23.10	59,122

(a)
On August 25, 2005, our Board of Directors approved the repurchase of 5 million shares of our common stock. This share repurchase plan was suspended in February 2006. On May 6, 2010, our Board of Directors reinstated this share repurchase plan. In May 2011, our Board of Directors approved an increase of 6 million shares to this share repurchase plan. In May 2012, our Board of Directors approved an additional increase of 6 million shares to this share repurchase plan.

(b)	Our ability to make share repurchases may be limited by the documents governing our indebtedness.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Robert A. Mason

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Robert A. Mason

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

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
Dated: May 8, 2012

Valassis Communications, Inc. (Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Robert A. Mason

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Robert A. Mason

32.2	Section 906 Certification of Robert L. Recchia

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________

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