Form 10-Q
period 2012-06-30
VALASSIS COMMUNICATIONS INC
filed 2012-08-08
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of August 3, 2012, there were 39,774,180 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$75,237	$101,971
Accounts receivable, net (Note 1)	378,706	448,320
Inventories (Note 1)	30,366	41,120
Prepaid expenses and other	54,269	37,655
Total current assets	538,578	629,066
Property, plant and equipment, net (Note 1)	138,070	148,905
Goodwill (Note 2)	628,886	636,471
Other intangible assets, net (Note 2)	224,666	213,613
Other assets	15,212	16,392
Total assets	$1,545,412	$1,644,447
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$15,000	$15,000
Accounts payable	257,072	334,378
Progress billings	39,296	39,975
Accrued expenses (Note 4)	90,257	98,409
Total current liabilities	401,625	487,762
Long-term debt (Note 3)	580,061	587,560
Deferred income taxes	66,798	67,404
Other non-current liabilities	53,023	52,187
Total liabilities	1,101,507	1,194,913
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,394,999 and 65,398,539 shares issued at June 30, 2012 and December 31, 2011, respectively; 39,747,117 and 42,347,368 shares outstanding at June 30, 2012 and December 31, 2011, respectively)	654	654
Additional paid-in capital	113,865	123,881
Retained earnings	1,069,694	1,021,566
Accumulated other comprehensive income	2,349	2,775
Treasury stock, at cost (25,647,882 and 23,051,171 shares at June 30, 2012 and December 31, 2011, respectively)	(742,657)	(699,342)
Total stockholders’ equity	443,905	449,534
Total liabilities and stockholders’ equity	$1,545,412	$1,644,447

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$540,238	$565,252	$1,058,823	$1,112,231
Costs and expenses:
Cost of sales	403,727	418,040	792,621	826,617
Selling, general and administrative	83,523	80,831	161,140	159,258
Amortization expense	3,156	3,155	6,312	6,311
Goodwill impairment (Note 2)	7,585	—	7,585	—
Total costs and expenses	497,991	502,026	967,658	992,186
Earnings from operations	42,247	63,226	91,165	120,045
Other expenses and income:
Interest expense	6,755	11,726	13,809	21,501
Interest income	(70)	(122)	(128)	(261)
Loss on extinguishment of debt (Note 3)	—	2,966	—	16,318
Other income, net	(77)	(1,436)	(774)	(2,312)
Total other expenses, net	6,608	13,134	12,907	35,246
Earnings before income taxes	35,639	50,092	78,258	84,799
Income tax expense (Note 1)	13,932	19,840	30,130	33,136
Net earnings	$21,707	$30,252	$48,128	$51,663

Net earnings per common share, basic (Note 6)	$0.53	$0.63	$1.16	$1.06

Net earnings per common share, diluted (Note 6)	$0.51	$0.60	$1.11	$1.01

Weighted-average common shares outstanding, basic (Note 6)	41,170	47,877	41,642	48,903

Weighted-average common shares outstanding, diluted (Note 6)	42,719	50,167	43,382	51,250

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$21,707	$30,252	$48,128	$51,663
Other comprehensive income, net of tax:
Unrealized changes in fair value of cash flow hedges	(575)	(103)	(979)	(240)
Unrealized changes in fair value of available-for-sale securities	—	20	—	(130)
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income ("AOCI") into earnings	—	2,261	—	3,040
Foreign currency translation adjustment	203	(58)	553	807
Total other comprehensive income (loss)	$(372)	$2,120	$(426)	$3,477
Comprehensive income	$21,335	$32,372	$47,702	$55,140

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$48,128	$51,663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,097	31,121
Amortization of debt issuance costs	858	1,181
Provision for losses on accounts receivable	883	1,589
Goodwill impairment	7,585	—
Loss on extinguishment of debt	—	5,748
Gain (loss) on derivatives, net	(1,049)	2,345
Loss on sale of property, plant and equipment	405	36
Stock-based compensation expense	4,801	4,367
Deferred income taxes	826	2,159
Changes in assets and liabilities:
Accounts receivable, net	73,243	46,940
Inventories	10,754	2,768
Prepaid expenses and other	(16,417)	2,874
Other assets	292	(1,116)
Accounts payable	(79,017)	(9,409)
Progress billings	(679)	(8,386)
Accrued expenses	(9,124)	(41,018)
Other non-current liabilities	(783)	(1,829)
Total adjustments	21,675	39,370
Net cash provided by operating activities	69,803	91,033
Cash flows from investing activities:
Additions to property, plant and equipment	(11,770)	(11,626)
Digital acquisitions, net of cash acquired	(18,362)	—
Proceeds from sale of property, plant and equipment	217	20
Proceeds from sale of available-for-sale securities	—	1,494
Net cash used in investing activities	(29,915)	(10,112)
Cash flows from financing activities:
Borrowings of long-term debt	—	610,000
Repayments of long-term debt	(7,500)	(706,169)
Debt issuance costs	—	(11,266)
Repurchases of common stock	(65,900)	(105,856)
Proceeds from issuance of common stock	6,305	4,672
Net cash used in financing activities	(67,095)	(208,619)
Effect of exchange rate changes on cash and cash equivalents	473	725
Net decrease in cash and cash equivalents	(26,734)	(126,973)
Cash and cash equivalents at beginning of period	101,971	245,935
Cash and cash equivalents at end of period	$75,237	$118,962
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,675	$17,011
Cash paid during the period for income taxes	$48,744	$58,042
Non-cash financing activities:
Stock issued under stock-based compensation plans	$—	$2,684

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” “we,” and “our”) Annual Report on Form 10-K for the year ended December 31, 2011, as amended (the “2011 Form 10-K”).
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $6.9 million as of June 30, 2012 and December 31, 2011.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	June 30, 2012	December 31, 2011
Raw materials	$23,241	$28,075
Work in progress	7,125	13,045
Inventories	$30,366	$41,120

Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to property, plant and equipment, net included on the condensed consolidated balance sheets:

	Useful Lives	June 30, 2012	December 31, 2011
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,176	$7,167
Buildings, at cost	10 - 30	37,742	37,511
Machinery and equipment, at cost	3 - 20	226,823	217,764
Office furniture and equipment, at cost	3 - 10	235,591	236,994
Leasehold improvements, at cost	5 - 10	29,284	28,563
		536,616	527,999
Less accumulated depreciation		(398,546)	(379,094)
Property, plant and equipment, net		$138,070	$148,905

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

(in thousands of U.S. dollars)	Shared Mail	Neighborhood Targeted	Free-standing Inserts	International, Digital Media & Services	Total
Balance as of December 31, 2011
Total goodwill acquired	$721,384	$5,325	$22,357	$93,405	$842,471
Accumulated impairment losses	(187,200)	—	—	(18,800)	(206,000)
Goodwill	534,184	5,325	22,357	74,605	636,471

Impairment charges	—	(3,985)	—	(3,600)	(7,585)

Balance as of June 30, 2012
Total goodwill acquired	721,384	5,325	22,357	93,405	842,471
Accumulated impairment losses	(187,200)	(3,985)	—	(22,400)	(213,585)
Goodwill	$534,184	$1,340	$22,357	$71,005	$628,886

The impairment charges of $7.6 million recognized during the three and six months ended June 30, 2012 resulted from our decision to exit our newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and our solo direct mail business, a reporting unit within International, Digital Media & Services.

The components of other intangible assets, net included on the condensed consolidated balance sheets consisted of:

	June 30, 2012				December 31, 2011
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non-compete agreements and other	$41,520	$(10,904)	$30,616	14.3	$40,457	$(9,894)	$30,563	15.1
Customer relationships	140,000	(49,892)	90,108	8.5	140,000	(44,591)	95,409	9.0
Total	$181,520	(60,796)	120,724		$180,457	(54,485)	125,972
Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			103,942				87,641
Other intangible assets, net			$224,666				$213,613

The increase in the gross amount of mailing lists, non-compete agreements and other finite-lived intangible assets during the six months ended June 30, 2012 reflects the acquisition of technology related to our digital business. The $16.3 million increase in indefinite-lived intangible assets during the six months ended June 30, 2012 relates to the acquisition of Brand.net, which is described in Note 9, Brand.net Acquisition.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. LONG-TERM DEBT
Long-term debt included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	June 30, 2012	December 31, 2011
Senior Secured Revolving Credit Facility	$50,000	$50,000
Senior Secured Term Loan A	285,000	292,500
Senior Secured Convertible Notes due 2033, net of discount	61	60
6 5/8% Senior Notes due 2021	260,000	260,000
Total debt	595,061	602,560
Current portion long-term debt	15,000	15,000
Long-term debt	$580,061	$587,560

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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of June 30, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

We used the initial borrowing under the Revolving Line of Credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under our Prior Senior Secured Credit Facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the Senior Secured Credit Facility. We recognized a pre-tax loss on extinguishment of debt of $3.0 million during the three and six months ended June 30, 2011, which represents the write-off of related capitalized debt issuance costs. In addition, as further discussed in Note 7, Derivative Financial Instruments and Fair Value Measurements, we recorded in interest expense a pre-tax loss of $2.6 million related to the discontinuation of hedge accounting on the related interest rate swap. We capitalized related debt issuance costs of approximately $6.2 million, which will be amortized over the term of the Senior Secured Credit Facility.
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2012, we had approximately $40.1 million available under the Revolving Line of

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $9.9 million in standby letters of credit outstanding as of June 30, 2012).
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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of June 30, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.97:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.90:1.00

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Repurchases of Debt
Subject to applicable limitations in our Senior Secured Credit Facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.
Covenant Compliance
As of June 30, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	June 30, 2012	December 31, 2011
Accrued interest	$7,305	$7,205
Accrued compensation and benefits	45,408	55,030
Other accrued expenses	37,544	36,174
Accrued expenses	$90,257	$98,409

5. COMMITMENTS AND CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of June 30, 2012, we have recorded a liability of $6.8 million, reflecting our best estimate of our potential sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. EARNINGS PER SHARE
Earnings per common share data were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net earnings	$21,707	$30,252	$48,128	$51,663
Weighted-average common shares outstanding, basic	41,170	47,877	41,642	48,903
Shares issued on exercise of dilutive options	4,350	5,591	4,622	6,142
Shares purchased with assumed proceeds of options and unearned restricted shares	(2,801)	(3,305)	(2,883)	(3,799)
Shares contingently issuable	—	4	1	4
Weighted-average common shares outstanding, diluted	42,719	50,167	43,382	51,250
Net earnings per common share, diluted	$0.51	$0.60	$1.11	$1.01
Anti-dilutive options excluded from calculation of weighted-average common shares outstanding, diluted	3,521	3,285	3,403	2,915

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

	Notional Amounts		Fair Values
(in millions of U.S. dollars)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$186.3	$186.3	$(6.2)	$(4.6)	Other non-current liabilities
Derivatives not receiving hedge accounting treatment:
Interest rate swap contract	—	140.0	—	(0.8)	Accrued expenses
Foreign exchange contracts	10.7	11.7	(0.1)	(1.0)	Accrued expenses
Total derivative financial instruments	$197.0	$338.0	$(6.3)	$(6.4)

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the impact of derivative financial instruments on the condensed consolidated financial statements for the indicated periods:

	Three Months Ended
	June 30,
	2012	2011	2012	2011	2012	2011
(in millions of U.S. Dollars)	Amount of Pre-tax Loss Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(0.9)	$(0.2)	$—	$(3.7)
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	$—	$(0.1)	$—	$—	$—	$—
Foreign exchange contracts	(0.2)	(0.2)	—	—	—	—
	$(0.2)	$(0.3)	$(0.9)	$(0.2)	$—	$(3.7)

	Six Months Ended
	June 30,
	2012	2011	2012	2011	2012	2011
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(1.6)	$(0.4)	$—	$(5.0)
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	$(0.1)	$(0.1)	$—	$—	$—	$—
Foreign exchange contracts	0.9	—	—	—	—	—
	$0.8	$(0.1)	$(1.6)	$(0.4)	$—	$(5.0)

*
Amounts recognized in earnings related to interest rate swap contracts are included in interest expense in the unaudited condensed consolidated statements of income and amounts recognized in earnings related to foreign exchange contracts are included in cost of sales in the unaudited condensed consolidated statements of income.

Interest Rate Swaps
On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, for an effective rate of 4.255%, including the applicable margin, for an equivalent portion of our variable rate debt under our Prior Senior Secured Credit Facility. The effective date of this agreement was December 31, 2010. The notional amount of $300.0 million amortized by $40.0 million at the end of every quarter until it reached $100.0 million for the quarter ended June 30, 2012, the expiration date. The swap was designated as, and qualified as, a cash flow hedge through the termination of the Prior Senior Secured Credit Facility on June 27, 2011. Changes in the fair value of this swap subsequent to the termination of hedge accounting were recognized in earnings as a component of interest expense until expiration of the swap.
On July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. Under the swap agreement, we are required to make quarterly payments at a fixed interest rate of 1.8695% per annum to the counterparty on an amortizing notional amount in exchange for receiving

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

variable payments based on the three-month LIBOR interest rate for the same notional amount. After giving effect to the swap agreement, our effective interest rate for the notional amount, based on the current applicable margin under our Senior Secured Credit Facility, is 3.6195% per annum. The initial notional amount of $186.3 million amortizes quarterly by (i) $2,812,500 from the effective date through the quarter ending September 30, 2013, (ii) $5,625,000 from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8,437,500 from September 30, 2014 until June 30, 2015, the expiration date of the agreement. The swap is designated as and qualifies as a cash flow hedge.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of June 30, 2012, we had a commitment to purchase $10.2 million in Mexican pesos and $0.5 million in Polish zlotys over the next year.
Long-Term Debt
The estimated fair market value of our long-term debt was $14.3 million and $25.0 million below carrying value as of June 30, 2012 and December 31, 2011. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices, which represents a Level 1 fair value input. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance, which represent Level 3 fair value inputs.
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

8. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands, except per share data	2012	2011	2012	2011
Shares repurchased	3,236	2,144	3,295	3,767
Aggregate repurchase price	$64,535	$60,326	$65,900	$105,856
Average price paid per share	$19.94	$28.14	$20.00	$28.10

As of June 30, 2012, we had authorization to repurchase an additional 4.2 million shares of our common stock under the share repurchase program approved by our Board of Directors.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. BRAND.NET ACQUISITION
On June 20, 2012, we acquired, through a wholly-owned subsidiary, Brand.net, an online display, video and mobile advertising platform. The acquisition was accounted for as a purchase under the acquisition method in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") No. 805, Business Combinations. The total purchase price was approximately $18.0 million and is subject to adjustment for the indebtedness, transaction expenses and net working capital of Brand.net. The purchase price did not include direct acquisition costs of approximately $0.7 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The acquisition of Brand.net did not have a material impact on our revenues or net earnings for the three and six months ended June 30, 2012, and would not have had a material impact on our revenues or net earnings for any of the periods included in the unaudited, condensed consolidated statements of income if the acquisition had been consummated at the beginning of such periods.
In accordance with FASB ASC No. 805, the preliminary purchase price allocation is subject to adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available.

10. SEGMENT REPORTING
Our segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Neighborhood Targeted and Free-standing Inserts (“FSI”). All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include NCH Marketing Services, Inc., our coupon clearing and analytics business, as well as our digital and in-store businesses. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-maker. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth, by segment, revenues, depreciation/amortization and segment profit for the indicated periods:

	Three Months Ended
	June 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2012
Revenues from external customers	$348.8	$77.5	$70.5	$43.4	$540.2
Intersegment revenues	$3.9	$13.6	$10.1	$—	$27.6
Depreciation/amortization	$8.2	$1.0	$3.2	$2.0	$14.7
Segment profit (loss)	$52.3	$(2.4)	$7.3	$2.3	$59.5
2011
Revenues from external customers	$337.2	$88.8	$89.2	$50.0	$565.3
Intersegment revenues	$4.1	$12.9	$9.8	$0.1	$26.9
Depreciation/amortization	$9.5	$1.0	$3.0	$1.9	$15.4
Segment profit	$47.7	$0.8	$8.3	$6.4	$63.2

	Six Months Ended
	June 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2012
Revenues from external customers	$676.9	$149.7	$146.8	$85.4	$1,058.8
Intersegment revenues	$8.4	$26.6	$20.1	$—	$55.1
Depreciation/amortization	$16.5	$2.1	$6.4	$4.1	$29.1
Segment profit (loss)	$94.8	$(4.0)	$12.7	$5.0	$108.5
2011
Revenues from external customers	$659.8	$178.9	$178.4	$95.1	$1,112.2
Intersegment revenues	$8.6	$22.2	$19.6	$0.2	$50.6
Depreciation/amortization	$19.5	$2.0	$6.0	$3.6	$31.1
Segment profit	$89.8	$2.7	$15.7	$11.8	$120.0

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides reconciliations of total segment profit to earnings from operations for the indicated periods (nonoperating expenses are not allocated to reportable segments and are not used to assess the performance of a reportable segment):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars)	2012	2011	2012	2011
Total segment profit	$59.5	$63.2	$108.5	$120.0
Unallocated amounts:
Goodwill impairment	$7.6	$—	$7.6	$—
Restructuring and other charges	$9.7	$—	$9.7	$—
Earnings from operations	$42.2	$63.2	91.2	$120.0

The $9.7 million of restructuring and other charges recognized during the three and six months ended June 30, 2012 consisted of $5.3 million of severance and related costs and $0.7 million of Brand.net acquisition costs, both of which were included in selling, general and administrative expenses in the unaudited, condensed consolidated statements of income, and $3.7 million of lease termination, severance, asset impairment and other costs associated with our decision to exit our solo direct mail business and our newspaper polybag advertising and sampling business, which were included in cost of sales in the unaudited, condensed consolidated statements of income. The results of operations of these businesses were immaterial to our consolidated results of operations for each of the three and six months ended June 30, 2012 and 2011.

Domestic and foreign revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars)	2012	2011	2012	2011
United States	$529.7	$550.4	$1,035.9	$1,085.2
Foreign	10.5	14.9	22.9	27.0
Revenues	$540.2	$565.3	$1,058.8	$1,112.2

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	June 30, 2012	December 31, 2011
United States	$130.3	$140.7
Foreign	7.8	8.2
Property, plant and equipment, net	$138.1	$148.9

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$54,185	$4,379	$16,673	$—	$75,237
Accounts receivable, net	98,314	259,624	20,768	—	378,706
Inventories	22,968	7,395	3	—	30,366
Prepaid expenses and other (including intercompany)	1,253,998	2,744,699	1,451	(3,945,879)	54,269
Total current assets	1,429,465	3,016,097	38,895	(3,945,879)	538,578
Property, plant and equipment, net	20,184	116,763	1,123	—	138,070
Goodwill	23,699	598,198	6,989	—	628,886
Other intangible assets, net	11,546	213,120	—	—	224,666
Investments	615,571	15,328	—	(627,303)	3,596
Intercompany note receivable (payable)	346,383	(342,912)	(3,471)	—	—
Other assets	8,721	2,881	14	—	11,616
Total assets	$2,455,569	$3,619,475	$43,550	$(4,573,182)	$1,545,412

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$15,000	$—	$—	$—	$15,000
Accounts payable and intercompany payable	1,324,569	2,865,584	12,798	(3,945,879)	257,072
Progress billings	14,529	10,892	13,875		39,296
Accrued expenses	50,708	33,552	5,997		90,257
Total current liabilities	1,404,806	2,910,028	32,670	(3,945,879)	401,625
Long-term debt	580,061	—	—	—	580,061
Deferred income taxes	(3,446)	74,241	(3,997)	—	66,798
Other non-current liabilities	30,243	22,314	466	—	53,023
Total liabilities	2,011,664	3,006,583	29,139	(3,945,879)	1,101,507
Stockholders’ equity	443,905	612,892	14,411	(627,303)	443,905
Total liabilities and stockholders’ equity	$2,455,569	$3,619,475	$43,550	$(4,573,182)	$1,545,412

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$171,537	$457,664	$14,504	$(103,467)	$540,238
Costs and expenses:
Cost of sales	145,141	294,725	13,616	(49,755)	403,727
Selling, general and administrative	33,439	100,689	3,107	(53,712)	83,523
Amortization expense	5	3,151	—	—	3,156
Goodwill impairment	3,985	3,600	—	—	7,585
Total costs and expenses	182,570	402,165	16,723	(103,467)	497,991
Earnings from operations	(11,033)	55,499	(2,219)	—	42,247
Other expenses and income:
Interest expense	6,755	—	—	—	6,755
Interest income	(38)	—	(32)	—	(70)
Intercompany interest	(1,788)	1,741	47	—	—
Other expenses (income), net	129	(107)	(99)	—	(77)
Total other expenses (income), net	5,058	1,634	(84)	—	6,608
Earnings before income taxes	(16,091)	53,865	(2,135)	—	35,639
Income tax expense	(5,005)	18,548	389	—	13,932
Equity in net earnings of subsidiaries	32,793	(2,524)	—	(30,269)	—
Net earnings (loss)	$21,707	$32,793	$(2,524)	$(30,269)	$21,707
Other comprehensive income (loss)	(372)	203	203	(406)	(372)
Comprehensive income (loss)	$21,335	$32,996	$(2,321)	$(30,675)	$21,335

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$200,589	$444,629	$20,281	$(100,247)	$565,252
Costs and expenses:
Cost of sales	168,597	286,880	13,973	(51,410)	418,040
Selling, general and administrative	21,461	104,561	3,646	(48,837)	80,831
Amortization expense	5	3,150	—	—	3,155
Total costs and expenses	190,063	394,591	17,619	(100,247)	502,026
Earnings from operations	10,526	50,038	2,662	—	63,226
Other expenses and income:
Interest expense	11,726	—	—	—	11,726
Interest income	(96)	—	(26)	—	(122)
Intercompany interest	(3,157)	2,995	162	—	—
Loss on extinguishment of debt	2,966	—	—	—	2,966
Other expenses (income), net	9	(1,481)	36	—	(1,436)
Total other expenses, net	11,448	1,514	172	—	13,134
Earnings (loss) before income taxes	(922)	48,524	2,490	—	50,092
Income tax expense	241	18,844	755	—	19,840
Equity in net earnings of subsidiaries	31,415	1,735	—	(33,150)	—
Net earnings	$30,252	$31,415	$1,735	$(33,150)	$30,252
Other comprehensive income (loss)	2,120	(58)	(58)	116	2,120
Comprehensive income	$32,372	$31,357	$1,677	$(33,034)	$32,372

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$342,828	$887,678	$31,886	$(203,569)	$1,058,823
Costs and expenses:
Cost of sales	290,283	577,820	25,544	(101,026)	792,621
Selling, general and administrative	53,809	203,483	6,391	(102,543)	161,140
Amortization expense	11	6,301	—	—	6,312
Goodwill impairment	3,985	3,600	—	—	7,585
Total costs and expenses	348,088	791,204	31,935	(203,569)	967,658
Earnings from operations	(5,260)	96,474	(49)	—	91,165
Other expenses and income:
Interest expense	13,809	—	—	—	13,809
Interest income	(60)	—	(68)	—	(128)
Intercompany interest	(10,755)	10,708	47	—	—
Other income, net	(15)	(723)	(36)	—	(774)
Total other expenses (income), net	2,979	9,985	(57)	—	12,907
Earnings (loss) before income taxes	(8,239)	86,489	8	—	78,258
Income tax expense (benefit)	(2,587)	31,908	809	—	30,130
Equity in net earnings (loss) of subsidiaries	53,780	(801)	—	(52,979)	—
Net earnings (loss)	$48,128	$53,780	$(801)	$(52,979)	$48,128
Other comprehensive income (loss)	(426)	553	553	(1,106)	(426)
Comprehensive income (loss)	$47,702	$54,333	$(248)	$(54,085)	$47,702

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$398,755	$873,897	$37,650	$(198,071)	$1,112,231
Costs and expenses:
Cost of sales	334,934	564,712	26,292	(99,321)	826,617
Selling, general and administrative	45,975	204,939	7,094	(98,750)	159,258
Amortization expense	11	6,300	—	—	6,311
Total costs and expenses	380,920	775,951	33,386	(198,071)	992,186
Earnings from operations	17,835	97,946	4,264	—	120,045
Other expenses and income:
Interest expense	21,501	—	—	—	21,501
Interest income	(214)	—	(47)	—	(261)
Intercompany interest	(14,354)	14,192	162	—	—
Loss on extinguishment of debt	16,318	—	—	—	16,318
Other expenses (income), net	(218)	(2,270)	176	—	(2,312)
Total other expenses, net	23,033	11,922	291	—	35,246
Earnings (loss) before income taxes	(5,198)	86,024	3,973	—	84,799
Income tax expense	566	31,308	1,262	—	33,136
Equity in net earnings of subsidiaries	57,427	2,711	—	(60,138)	—
Net earnings	$51,663	$57,427	$2,711	$(60,138)	$51,663
Other comprehensive income	3,477	807	807	(1,614)	3,477
Comprehensive income	$55,140	$58,234	$3,518	$(61,752)	$55,140

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$113,898	$(34,935)	$(9,160)	$—	$69,803
Cash flows from investing activities:
Additions to property, plant and equipment	(3,419)	(8,164)	(187)	—	(11,770)
Digital acquisitions, net of cash acquired	—	(18,362)	—	—	(18,362)
Proceeds from sale of property, plant and equipment	211	—	6	—	217
Net cash used in investing activities	(3,208)	(26,526)	(181)	—	(29,915)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(58,297)	58,297	—	—	—
Repayments of long-term debt	(7,500)	—	—	—	(7,500)
Repurchases of common stock	(65,900)	—	—	—	(65,900)
Proceeds from issuance of common stock	6,305	—	—	—	6,305
Net cash provided by (used in) by financing activities	(125,392)	58,297	—	—	(67,095)
Effect of exchange rate changes on cash and cash equivalents	—	—	473	—	473
Net decrease in cash and cash equivalents	(14,702)	(3,164)	(8,868)	—	(26,734)
Cash and cash equivalents at beginning of period	68,887	7,543	25,541	—	101,971
Cash and cash equivalents at end of period	$54,185	$4,379	$16,673	$—	$75,237

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$134,756	$(45,665)	$1,942	$—	$91,033
Cash flows from investing activities:
Additions to property, plant and equipment	(7,124)	(4,428)	(74)	—	(11,626)
Proceeds from sale of property, plant and equipment	20	—	—	—	20
Proceeds from sale of available-for-sale securities	1,494	—	—	—	1,494
Net cash used in investing activities	(5,610)	(4,428)	(74)	—	(10,112)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(47,547)	47,547	—	—	—
Borrowings of long-term debt	610,000	—	—	—	610,000
Repayments of long-term debt	(706,169)	—	—	—	(706,169)
Debt issuance costs	(11,266)	—	—	—	(11,266)
Repurchases of common stock	(105,856)	—	—	—	(105,856)
Proceeds from issuance of common stock	4,672	—	—	—	4,672
Net cash provided by (used in) financing activities	(256,166)	47,547	—	—	(208,619)
Effect of exchange rate changes on cash and cash equivalents	—	—	725	—	725
Net increase (decrease) in cash and cash equivalents	(127,020)	(2,546)	2,593	—	(126,973)
Cash and cash equivalents at beginning of period	211,933	8,026	25,976	—	245,935
Cash and cash equivalents at end of period	$84,913	$5,480	$28,569	$—	$118,962

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; a shift in client preferences for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation and/or increased competition from new media formats including digital; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients' promotional needs, inventories and other factors, including, without limitation, high levels of coupon redemption rates; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; possible governmental regulation or litigation affecting aspects of our business; clients experiencing financial difficulties, or otherwise being unable to meet their obligations as they become due, could affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. These and other risks and uncertainties related to our business are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, or the 2011 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC, and this Quarterly Report on Form 10-Q should be read in conjunction with these filings. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Our results for the three and six months ended June 30, 2012 were adversely impacted by several factors. First, we elected to exit our newspaper polybag advertising and sampling and solo direct mail businesses. This decision was based on several factors, including: declining demand from our consumer packaged goods ("CPG") client base, the primary users of both of these products; these products were expensive to execute and our highest-priced products for these clients; and, in the case of our sampling product, it faced secular declines based on its exclusive reliance on home-delivered newspaper distribution. Combined, these two products represented approximately $12.8 million in revenue for the second half of 2011 and $6.2 million for the six months ended June 30, 2012. Second, during the three and six months ended June 30, 2012, we executed a restructuring plan designed to right-size our organization to appropriate levels to support product demand. As the result of our decision to exit our newspaper polybag advertising and sampling and solo direct mail businesses and the activities to right-size our organization, we recognized charges of $17.3 million, or $10.7 million net of tax, during the three and six months ended June 30, 2012, which consisted of:

•
Restructuring costs of $9.7 million ("Q2 Restructuring Activities"), which consisted of $5.3 million of severance and related costs and $0.7 million of Brand.net acquisition costs, both of which were included in selling, general and administrative expenses in the unaudited, condensed consolidated statements of income, and $3.7 million of lease termination, severance, asset impairment and other costs associated with our decision to exit our solo direct mail business and our newspaper polybag advertising and sampling business, which were included in cost of sales in the unaudited, condensed consolidated statements of income; and

•	Non-cash goodwill impairment charges of $7.6 million.
Finally, our results were adversely impacted by the continuation of reduced advertising spending by clients in the CPG vertical, which began in the third quarter of 2011, across many of our products (the “reduction in CPG programs”).
In addition, during the three and six months ended June 30, 2012, we increased our investment in our digital business with the acquisition of Brand.net, an online display, video and mobile advertising platform.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars, except per share data)	2012	2011	2012	2011
Revenues:
Shared Mail	$348.8	$337.2	$676.9	$659.8
Neighborhood Targeted	77.5	88.8	149.7	178.9
Free-standing Inserts	70.5	89.2	146.8	178.4
International, Digital Media & Services	43.4	50.0	85.4	95.1
Total revenues	540.2	565.2	1,058.8	1,112.2
Cost of sales	403.7	418.0	792.6	826.6
Gross profit	136.5	147.2	266.2	285.6
Selling, general and administrative	83.5	80.8	161.1	159.3
Amortization expense	3.2	3.2	6.3	6.3
Goodwill impairment	7.6	—	7.6	—
Earnings from operations	42.2	63.2	91.2	120.0
Other expenses and income:
Interest expense, net	6.7	11.6	13.7	21.2
Loss on extinguishment of debt	—	3.0	—	16.3
Other income, net	(0.1)	(1.5)	(0.8)	(2.3)
Total other expenses, net	6.6	13.1	12.9	35.2
Earnings before income taxes	35.6	50.1	78.3	84.8
Income tax expense	13.9	19.8	30.1	33.1
Net earnings	$21.7	$30.3	$48.1	$51.7

Net earnings per common share, diluted	$0.51	$0.60	$1.11	$1.01

Weighted-average common shares outstanding, diluted	42,719	50,167	43,382	51,250

Revenues
We reported revenues of $540.2 million and $565.3 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of 4.4%, and revenues of $1,058.8 million and $1,112.2 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of 4.8%. These declines in revenues were due primarily to the reduction in CPG programs affecting many of our products and the absence of custom co-op programs within our Free-standing Inserts ("FSI") segment during the three and six months ended June 30, 2012.
Cost of Sales
Cost of sales was $403.7 million and $418.0 million for the three months ended June 30, 2012 and 2011, respectively, and $792.6 million and $826.6 million for the six months ended June 30, 2012 and 2011, respectively. Gross profit as a percentage of revenues was 25.3% and 26.0% for the three months ended June 30, 2012 and 2011, respectively, and 25.1% and 25.7% for the six months ended June 30, 2012 and 2011, respectively. The decreases in gross profit as a percentage of revenues resulted primarily from the decline in revenues discussed above. In addition, cost of sales for the three and six months ended June 30, 2012 included $3.7 million of charges related to Q2 2012 Restructuring Activities.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $83.5 million and $80.8 million for the three months ended June 30, 2012 and 2011, respectively, which included non-cash stock-based compensation expense of $2.5 million in each period. SG&A expenses were $161.1 million and $159.3 million for the six months ended June 30, 2012 and 2011, respectively, which included non-cash stock-based compensation expense of $4.8 million and $4.4 million, respectively. In addition, SG&A expenses for the three and six months ended June 30, 2012 included $6.0 million of charges related to Q2 2012 Restructuring Activities.
Goodwill Impairment
During the three and six months ended June 30, 2012, we recognized a non-cash goodwill impairment charge of $7.6 million, which resulted from our decision to exit the newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and the solo direct mail business, a reporting unit within International, Digital Media & Services.
Loss on Extinguishment of Debt
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
Interest Expense, Net
Interest expense, net was $6.7 million and $11.6 million for the three months ended June 30, 2012 and 2011, respectively, and$13.7 million and $21.2 million for the six months ended June 30, 2012 and 2011, respectively. These decreases in interest expense, net were due to the following:

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

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our prior senior secured credit facility. The swap was designated as and qualified as a cash flow hedge through the termination of the prior senior secured credit facility on June 27, 2011. During the three and six months ended June 30, 2011, as a result of the termination of the Prior Senior Secured Credit Facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense, the non-recurrence of which also contributed to the decreases in interest expense, net described above.
Income Tax Expense
Income tax expense represented 39.1% and 39.5% of earnings before income taxes for the three months ended June 30, 2012 and 2011, respectively, and 38.5% and 39.0% of earnings before income taxes for the six months ended June 30, 2012 and 2011, respectively. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.

Net Earnings and Net Earnings per Common Share, Diluted
Net earnings were $21.7 million and $30.3 million for the three months ended June 30, 2012 and 2011, respectively, or $0.51 and $0.60, respectively, per common share, diluted ("diluted EPS"). Net earnings were $48.1 million and $51.7 million for the six months ended June 30, 2012 and 2011, respectively, or diluted EPS of $1.11 and $1.01, respectively. As further discussed above, net earnings for the three and six months ended June 30, 2012 and diluted EPS for the three months ended June 30, 2012 decreased as compared to net earnings for the three and six months ended June 30, 2011 and diluted EPS for the three months ended June 30, 2011 as the result of a goodwill impairment charge and charges related to our Q2 2012 Restructuring Activities during the three and six months ended June 30, 2012, which were offset, in part, by the non-recurrence during the three and six months ended June 30, 2012 of the loss on extinguishment of debt and related charges recognized during the three and six months ended June 30, 2011. Diluted EPS for the three months ended June 30, 2012 were also favorably impacted by the repurchases of our common stock in 2011 and during the three and six months ended June 30, 2012. Diluted EPS for the six months ended June 30, 2012 increased as compared to the six months ended June 30, 2011 as result of the aforementioned repurchases of our common stock and the non-recurrence of the loss on extinguishment debt and related charges recognized during the six months ended June 30, 2011, both of which were offset, in part by the goodwill impairment charge and charges related to our Q2 2012 Restructuring Activities recognized during the six months ended June 30, 2012.
The aforementioned goodwill impairment charge, charges related to our Q2 2012 Restructuring Activities and the loss on extinguishment of debt and related charges affect the comparability of net earnings and diluted EPS for the three and six months ended June 30, 2012 and 2011. In Non-GAAP Financial Measures below, we compare net earnings and diluted EPS for the three and six months ended June 30, 2012 and 2011 excluding these items. In addition, diluted EPS was positively impacted by the repurchases of our common stock in 2011 and during the three and six months ended June 30, 2012, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted ("diluted shares outstanding").
Non-GAAP Financial Measures
We define adjusted net earnings and adjusted diluted EPS as net earnings and diluted EPS excluding the goodwill impairment charge, net of tax, the charges related to the Q2 2012 Restructuring Activities, net of tax, and the loss on extinguishment of debt and related charges, net of tax. We present adjusted net earnings and adjusted diluted EPS because we believe these measures are useful to investors as they provide measures of our profitability on a more comparable basis to historical periods because they exclude items we do not believe are indicative of our core operating performance. In addition, we exclude these items when we internally evaluate our company's performance.

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

The following tables reconcile net earnings and diluted EPS to adjusted net earnings and adjusted diluted EPS for the three and six months ended June 30, 2012 and 2011 (the reconciling items included in the tables below are presented net of an estimated tax rate of 38.0%):

	Three Months Ended
	June 30,
	2012		2011
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$21.7	$0.51	$30.3	$0.60
Excluding:
Goodwill impairment, net of tax of $2.9 million	4.7	0.11	—	—
Q2 2012 Restructuring Activities, net of tax of $3.7 million	6.0	0.14	—	—
Loss on extinguishment of debt and related charges, net of tax of $2.2 million	—	—	3.4	0.07
Adjusted net earnings	$32.4	$0.76	$33.7	$0.67

	Six Months Ended
	June 30,
	2012		2011
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$48.1	$1.11	$51.7	$1.01
Excluding:
Goodwill impairment, net of tax of $2.9 million	4.7	0.11	—	—
Q2 2012 Restructuring Activities, net of tax of $3.7 million	6.0	0.14	—	—
Loss on extinguishment of debt and related charges, net of tax of $7.3 million	—	—	11.6	0.23
Adjusted net earnings	$58.8	$1.36	$63.3	$1.24

The decreases in adjusted net earnings for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 reflect, as further discussed above, reduced gross profit associated with the reduction in CPG programs. The increases in adjusted diluted EPS for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 primarily reflect the favorable impact of the repurchases of our common stock in 2011 and during the three and six months ended June 30, 2012, which was the primary driver in the reduction of our diluted shares outstanding.

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

In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes NCH Marketing Services, Inc. (“NCH”), our coupon clearing and analytics business, as well as our digital and in-store businesses.
We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or non-recurring items. For additional information, including a reconciliation of total segment profit to earnings from operations, see Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Shared Mail
Shared Mail revenues were $348.8 million and $337.2 million for the three months ended June 30, 2012 and 2011, respectively, an increase of 3.4%, and $676.9 million and $659.8 million for the six months ended June 30, 2012 and 2011, respectively, an increase of 2.6%. Revenues for the three months ended June 30, 2012 were favorably impacted by increased volume. Revenues for both the three and six months ended June 30, 2012 were favorably affected by the postal rate increase effective in January 2012, and were partially offset by decreased RedPlum® wrap product revenues due to lower sell-through rates.

Shared Mail pieces increased 1.7% to 9.3 billion pieces for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, and decreased 0.5% to 18.2 billion pieces for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Shared Mail packages delivered were 0.9 billion and 1.8 billion, respectively, for the three and six months ended June 30, 2012, increasing 1.2% and 1.1%, respectively, from the three and six months ended June 30, 2011. Shared Mail average pieces per package were 9.8 pieces for the three months ended June 30, 2012, remaining relatively flat from the three months ended June 30, 2011. For the six months ended June 30, 2012, Shared Mail average pieces per package were 9.7 pieces, decreasing 1.8% from the six months ended June 30, 2011 as a result of the Shared Mail package growth and the decrease in Shared Mail pieces.

Gross margin as a percentage of revenues was 28.9% and 28.8% for the three months ended June 30, 2012 and 2011, respectively, and 28.2% and 28.5% for the six months ended June 30, 2012 and 2011. Gross margin as a percentage of revenues for both the three and six months ended June 30, 2012 were favorably impacted by print cost savings due to the in-sourcing of certain print volumes offset by the reduction in RedPlum® wrap product revenues and the postal rate increase. For the six months ended June 30, 2012, gross margin as a percentage of revenue was also impacted by the decrease in average pieces per package, which in turn increased unused postage.

Segment profit was $52.3 million and $47.7 million for the three months ended June 30, 2012 and 2011, respectively, an increase of 9.6%, and $94.8 million and $89.8 million for the six months ended June 30, 2012 and 2011, respectively, an increase of 5.6%. Segment profit as a percentage of revenues was 15.0% and 14.1% for the three months ended June 30, 2012 and 2011, respectively, and 14.0% and 13.6% for the six months ended June 30, 2012 and 2011, respectively. The increase in segment profit as a percentage of revenues was the result of decreased SG&A costs.

Neighborhood Targeted
Neighborhood Targeted revenues were $77.5 million and $88.8 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of 12.7%, and $149.7 million and $178.9 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of 16.3%. Segment loss was $2.4 million for the three months ended June 30, 2012 as compared to segment profit of $0.8 million for the three months ended June 30, 2011, and segment loss was $4.0 million for the six months ended June 30, 2012 as compared to segment profit of $2.7 million six months ended June 30, 2011. Neighborhood Targeted revenues and segment profit were negatively impacted by the reduction in CPG programs. Neighborhood Targeted revenues and segment profit discussed above include the operations of our newspaper polybag advertising and sampling business, but exclude the goodwill impairment charge and charges related to our Q2 Restructuring Activities that resulted, in part, from our decision to exit this business.
Free-standing Inserts
FSI revenues were $70.5 million and $89.2 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of 21.0%, and $146.8 million and $178.4 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of 17.7%. FSI segment profit was $7.3 million and $8.3 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of 12.0%, and $12.7 million and $15.7 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of 19.1%. These declines in revenues and segment profit reflect the reduction in CPG programs and the absence of custom co-op business during the three and six months ended June 30, 2012.
International, Digital Media & Services
International, Digital Media & Services revenues were $43.4 million and $50.0 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of 13.2%, and $85.4 million and $95.1 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of 10.2%. Segment profit was $2.3 million and $6.4 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of 64.1%, and $5.0 million and $11.8 million, a decrease of 57.6%. Revenues and segment profit were negatively impacted by the reduction in CPG programs in our solo direct mail and in-store businesses and NCH, which more than offset the increase in revenues and segment profits associated with our digital business. In an effort to fully leverage the capabilities of Brand.net and further accelerate the growth of our digital business, we are investing in additional sales resources, product development and an experienced management team. Given this investment, we expect we will incur approximately $7.0 million in operating losses in the second half of 2012, resulting in an overall annual loss from our digital business of approximately $14.0 million. International, Digital Media & Services revenues and segment profit discussed above include the operations of our solo direct mail business, but exclude the goodwill impairment charge and charges related to our Q2 Restructuring Activities that resulted, in part, from our decision to exit this business.

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
The following table presents our available sources of liquidity as of June 30, 2012:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$75.2	(a)
Debt facilities:
Senior Secured Revolving Credit Facility	$100.0	59.9	(b)	40.1
Total Available				$115.3

(a)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $16.7 million of cash and cash equivalents as of June 30, 2012. In the event we alter our current position and repatriate funds in the future, we may be required to accrue and pay U.S. taxes on a portion thereof.

(b)	Represents $50 million outstanding under our Revolving Line of Credit (as defined below) and $9.9 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents
The following table summarizes the decrease in cash and cash equivalents for the indicated period:

Six Months Ended
(in millions of U.S. dollars)	June 30, 2012
Net cash provided by operating activities	$69.8
Net cash used in investing activities	(29.9)
Net cash used in financing activities	(67.1)
Effect of exchange rate changes on cash and cash equivalents	0.5
Net decrease in cash and cash equivalents	(26.7)
Cash and cash equivalents at beginning of period	102.0
Cash and cash equivalents at end of period	$75.2

Operating Activities – Net cash provided by operating activities was $69.8 million for the six months ended June 30, 2012. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the six months ended June 30, 2012:

•	a net cash inflow of $73.2 million associated with the decrease in accounts receivable, net, which was offset, by net cash outflows of $79.0 million related to the decrease in accounts payable;

•	a net cash outflow of $16.4 million associated with the increase in prepaid expenses and other, which is primarily attributable to the timing of estimated income tax payments; and

•	a net cash inflow of $10.8 million reflecting the decrease in inventory during the six months ended June 30, 2012.
Investing Activities – Net cash used in investing activities was $29.9 million for the six months ended June 30, 2012, which primarily reflects the acquisitions within our digital business and capital acquisitions of property, plant and equipment.
Financing Activities – Net cash used in financing activities was $67.1 million for the six months ended June 30, 2012, which resulted from $7.5 million of principal payments of long-term debt and the repurchase of $65.9 million, or 3.3 million shares of our common stock at an average price of $20.00 per share, which were offset, in part, by $6.3 million of proceeds from stock option exercises.
Current and Long-term Debt
As of June 30, 2012, we had outstanding $595.1 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $285.0 million and $50.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of June 30, 2012, we had total outstanding letters of credit of approximately $9.9 million.
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of June 30, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

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
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2012, we had approximately $40.1 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $9.9 million in standby letters of credit outstanding as of June 30, 2012).
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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of June 30, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.97:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.90:1.00

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

Repurchases of Debt
Subject to applicable limitations in our Senior Secured Credit Facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.
Covenant Compliance
As of June 30, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-balance Sheet Arrangements
As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $11.8 million for the six months ended June 30, 2012, and are expected to be an aggregate amount of approximately $26.0 million for the 2012 fiscal year. It is expected these expenditures will be made using funds provided by operations.

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
Interest Rates
As of June 30, 2012, $335.0 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. This interest rate swap agreement effectively fixes, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.

As of June 30, 2012, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $148.7 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $5.3 million between July 1, 2012 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.

Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2012, we had commitments to purchase $10.2 million in Mexican pesos and $0.5 million in Polish zlotys over the next 12 months.

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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
April 1, 2012 to April 30, 2012	150,410	$19.82	150,410	1,278,403
May 1, 2012 to May 31, 2012	1,793,038	$20.03	1,793,038	5,485,365
June 1, 2012 to June 30, 2012	1,292,880	$19.83	1,292,880	4,192,485
	3,236,328	$19.94	3,236,328

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment to Employment Agreement of Robert L. Recchia dated May 23, 2012 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 24, 2012).

10.2	Amendment to Employment Agreement of Brian J. Husselbee dated May 23, 2012 (incorporated by reference to Exhibit 10.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 24, 2012).

10.3
Amendment to Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on March 29, 2012).

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
Dated: August 8, 2012

Valassis Communications, Inc. (Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Employment Agreement of Robert L. Recchia dated May 23, 2012 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 24, 2012).

10.2	Amendment to Employment Agreement of Brian J. Husselbee dated May 23, 2012 (incorporated by reference to Exhibit 10.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 24, 2012).

10.3
Amendment to Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on March 29, 2012).

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