Form 10-Q
period 2012-09-30
VALASSIS COMMUNICATIONS INC
filed 2012-11-06
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of November 1, 2012, there were 39,222,212 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$90,344	$101,971
Accounts receivable, net (Note 1)	399,341	448,320
Inventories (Note 1)	31,860	41,120
Prepaid expenses and other	55,080	37,655
Total current assets	576,625	629,066
Property, plant and equipment, net (Note 1)	131,566	148,905
Goodwill (Note 2)	628,886	636,471
Other intangible assets, net (Note 2)	221,403	213,613
Other assets	16,085	16,392
Total assets	$1,574,565	$1,644,447
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$18,750	$15,000
Accounts payable	284,473	334,378
Progress billings	40,552	39,975
Accrued expenses (Note 4)	82,008	98,409
Total current liabilities	425,783	487,762
Long-term debt (Note 3)	572,561	587,560
Deferred income taxes	66,672	67,404
Other non-current liabilities	44,450	52,187
Total liabilities	1,109,466	1,194,913
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,394,999 and 65,398,539 shares issued at September 30, 2012 and December 31, 2011, respectively; 39,155,646 and 42,347,368 shares outstanding at September 30, 2012 and December 31, 2011, respectively)	654	654
Additional paid-in capital	111,600	123,881
Retained earnings	1,106,434	1,021,566
Accumulated other comprehensive income	2,340	2,775
Treasury stock, at cost (26,239,353 and 23,051,171 shares at September 30, 2012 and December 31, 2011, respectively)	(755,929)	(699,342)
Total stockholders’ equity	465,099	449,534
Total liabilities and stockholders’ equity	$1,574,565	$1,644,447

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$523,822	$528,391	$1,582,645	$1,640,622
Costs and expenses:
Cost of sales	388,284	395,728	1,180,905	1,222,345
Selling, general and administrative	73,358	80,520	234,498	239,778
Amortization expense	3,245	3,156	9,557	9,467
Goodwill impairment (Note 2)	—	—	7,585	—
Total costs and expenses	464,887	479,404	1,432,545	1,471,590
Earnings from operations	58,935	48,987	150,100	169,032
Other expenses and income:
Interest expense	7,563	8,148	21,372	29,649
Interest income	(46)	(54)	(174)	(315)
Loss on extinguishment of debt (Note 3)	—	—	—	16,318
Other expenses (income), net	249	(3,856)	(525)	(6,168)
Total other expenses, net	7,766	4,238	20,673	39,484
Earnings before income taxes	51,169	44,749	129,427	129,548
Income tax expense (Note 1)	14,429	17,255	44,559	50,391
Net earnings	$36,740	$27,494	$84,868	$79,157

Net earnings per common share, basic (Note 6)	$0.94	$0.60	$2.08	$1.65

Net earnings per common share, diluted (Note 6)	$0.90	$0.58	$2.00	$1.58

Weighted-average common shares outstanding, basic (Note 6)	39,047	45,689	40,777	47,831

Weighted-average common shares outstanding, diluted (Note 6)	40,832	47,766	42,532	50,089

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$36,740	$27,494	$84,868	$79,157
Other comprehensive income, net of tax:
Unrealized changes in fair value of cash flow hedges	(862)	(2,738)	(1,841)	(2,991)
Unrealized changes in fair value of available-for-sale securities	—	—	—	(117)
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income ("AOCI") into earnings	656	—	656	3,040
Foreign currency translation adjustment	197	(1,254)	750	(447)
Total other comprehensive income (loss)	$(9)	$(3,992)	$(435)	$(515)
Comprehensive income	$36,731	$23,502	$84,433	$78,642

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$84,868	$79,157
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,022	45,487
Amortization of debt issuance costs	1,438	1,785
Provision for losses on accounts receivable	1,231	2,515
Goodwill impairment	7,585	—
Loss on extinguishment of debt	—	5,748
Gain on derivatives, net	194	6,952
Loss on sale of property, plant and equipment	400	13
Stock-based compensation expense	7,021	6,564
Deferred income taxes	1,513	2,356
Changes in assets and liabilities:
Accounts receivable, net	52,260	50,151
Inventories	9,260	5,852
Prepaid expenses and other	(16,877)	(24,333)
Other assets	(1,038)	(394)
Accounts payable	(51,616)	(34,490)
Progress billings	577	(393)
Accrued expenses	(21,626)	(10,253)
Other non-current liabilities	(7,018)	(13,519)
Total adjustments	26,326	44,041
Net cash provided by operating activities	111,194	123,198
Cash flows from investing activities:
Additions to property, plant and equipment	(15,783)	(18,127)
Digital acquisitions, net of cash acquired	(18,344)	—
Proceeds from sale of property, plant and equipment	256	46
Proceeds from sale of available-for-sale securities	—	1,494
Net cash used in investing activities	(33,871)	(16,587)
Cash flows from financing activities:
Borrowings of long-term debt	—	610,000
Repayments of long-term debt	(11,250)	(709,919)
Debt issuance costs	—	(11,580)
Repurchases of common stock	(87,130)	(155,817)
Proceeds from issuance of common stock	8,956	5,646
Net cash used in financing activities	(89,424)	(261,670)
Effect of exchange rate changes on cash and cash equivalents	474	158
Net decrease in cash and cash equivalents	(11,627)	(154,901)
Cash and cash equivalents at beginning of period	101,971	245,935
Cash and cash equivalents at end of period	$90,344	$91,034
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,923	$28,567
Cash paid during the period for income taxes	$67,016	$72,026
Non-cash financing activities:
Stock issued under stock-based compensation plans	$—	$3,184

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
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $7.0 million and $6.9 million as of September 30, 2012 and December 31, 2011, respectively.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	September 30, 2012	December 31, 2011
Raw materials	$20,532	$28,075
Work in progress	11,328	13,045
Inventories	$31,860	$41,120

Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to property, plant and equipment, net included on the condensed consolidated balance sheets:

	Useful Lives	September 30, 2012	December 31, 2011
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,185	$7,167
Buildings, at cost	10 - 30	37,960	37,511
Machinery and equipment, at cost	3 - 20	224,679	217,764
Office furniture and equipment, at cost	3 - 10	241,765	236,994
Leasehold improvements, at cost	5 - 10	28,935	28,563
		540,524	527,999
Less accumulated depreciation		(408,958)	(379,094)
Property, plant and equipment, net		$131,566	$148,905

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

(in thousands of U.S. dollars)	Shared Mail	Neighborhood Targeted	Free-standing Inserts	International, Digital Media & Services	Total
Balance as of December 31, 2011
Total goodwill acquired	$721,384	$5,325	$22,357	$93,405	$842,471
Accumulated impairment losses	(187,200)	—	—	(18,800)	(206,000)
Goodwill	534,184	5,325	22,357	74,605	636,471

Impairment charges	—	(3,985)	—	(3,600)	(7,585)

Balance as of September 30, 2012
Total goodwill acquired	721,384	5,325	22,357	93,405	842,471
Accumulated impairment losses	(187,200)	(3,985)	—	(22,400)	(213,585)
Goodwill	$534,184	$1,340	$22,357	$71,005	$628,886

The impairment charges of $7.6 million recognized during the nine months ended September 30, 2012 resulted from our decision to exit our newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and our solo direct mail business, a reporting unit within International, Digital Media & Services.

The components of other intangible assets, net included on the condensed consolidated balance sheets consisted of:

	September 30, 2012				December 31, 2011
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non-compete agreements and other	$41,520	$(11,498)	$30,022	14.1	$40,457	$(9,894)	$30,563	15.1
Customer relationships	140,000	(52,544)	87,456	8.2	140,000	(44,591)	95,409	9.0
Total	$181,520	(64,042)	117,478		$180,457	(54,485)	125,972
Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			103,925				87,641
Other intangible assets, net			$221,403				$213,613

The increase in the gross amount of mailing lists, non-compete agreements and other finite-lived intangible assets during the nine months ended September 30, 2012 reflects the acquisition of technology related to our digital business. The $16.3 million increase in indefinite-lived intangible assets during the nine months ended September 30, 2012 relates to the acquisition of Brand.net, which is described in Note 9, Brand.net Acquisition.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. LONG-TERM DEBT
Long-term debt included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	September 30, 2012	December 31, 2011
Senior Secured Revolving Credit Facility	$50,000	$50,000
Senior Secured Term Loan A	281,250	292,500
Senior Secured Convertible Notes due 2033, net of discount	61	60
6 5/8% Senior Notes due 2021	260,000	260,000
Total debt	591,311	602,560
Current portion long-term debt	18,750	15,000
Long-term debt	$572,561	$587,560

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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of September 30, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

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
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2012, we had approximately $41.6 million available under the Revolving

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $8.4 million in standby letters of credit outstanding as of September 30, 2012).
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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of September 30, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.94:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	11.70:1.00

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
Covenant Compliance
As of September 30, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	September 30, 2012	December 31, 2011
Accrued interest	$3,027	$7,205
Accrued compensation and benefits	42,470	55,030
Other accrued expenses	36,511	36,174
Accrued expenses	$82,008	$98,409

5. COMMITMENTS AND CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of September 30, 2012, we have recorded a liability of $6.8 million, reflecting our best estimate of our potential sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. EARNINGS PER SHARE
Earnings per common share data were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net earnings	$36,740	$27,494	$84,868	$79,157
Weighted-average common shares outstanding, basic	39,047	45,689	40,777	47,831
Shares issued on exercise of dilutive options	4,595	4,981	4,613	5,756
Shares purchased with assumed proceeds of options and unearned restricted shares	(2,810)	(2,908)	(2,859)	(3,502)
Shares contingently issuable	—	4	1	4
Weighted-average common shares outstanding, diluted	40,832	47,766	42,532	50,089
Net earnings per common share, diluted	$0.90	$0.58	$2.00	$1.58
Anti-dilutive options excluded from calculation of weighted-average common shares outstanding, diluted	3,184	3,681	3,397	3,170

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

	Notional Amounts		Fair Values
(in millions of U.S. dollars)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$183.4	$186.3	$(6.5)	$(4.6)	Accrued expenses / Other non-current liabilities
Derivatives not receiving hedge accounting treatment:
Interest rate swap contract	—	140.0	—	(0.8)	Accrued expenses
Foreign exchange contracts	7.9	11.7	0.4	(1.0)	Prepaid expenses and other / Accrued expenses
Total derivative financial instruments	$191.3	$338.0	$(6.1)	$(6.4)

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the impact of derivative financial instruments on the condensed consolidated financial statements for the indicated periods:

	Three Months Ended
	September 30,
	2012	2011	2012	2011	2012	2011
(in millions of U.S. Dollars)	Amount of Pre-tax Loss Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(1.0)	$(4.5)	$(0.7)	$—
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	$—	$0.1	$—	$—	$—	$—
Foreign exchange contracts	0.5	(2.0)	—	—	—	—
	$0.5	$(1.9)	$(1.0)	$(4.5)	$(0.7)	$—

	Nine Months Ended
	September 30,
	2012	2011	2012	2011	2012	2011
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(2.6)	$(4.9)	$(0.7)	$(5.0)
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	$(0.1)	$—	$—	$—	$—	$—
Foreign exchange contracts	1.4	(2.0)	—	—	—	—
	$1.3	$(2.0)	$(2.6)	$(4.9)	$(0.7)	$(5.0)

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
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of September 30, 2012, we had a commitment to purchase $7.1 million in Mexican pesos and $0.8 million in Polish zlotys over the next year.
Long-Term Debt
The estimated fair market value of our long-term debt was $2.9 million above carrying value and $25.0 million below carrying value as of September 30, 2012 and December 31, 2011, respectively. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices, which represents a Level 1 fair value input. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance, which represent Level 3 fair value inputs.
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

8. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands, except per share data	2012	2011	2012	2011
Shares repurchased	838	2,094	4,133	5,861
Aggregate repurchase price	$21,229	$49,961	$87,130	$155,817
Average price paid per share	$25.34	$23.86	$21.08	$26.59

As of September 30, 2012, we had authorization to repurchase an additional 3.4 million shares of our common stock under the share repurchase program approved by our Board of Directors.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. BRAND.NET ACQUISITION
On June 20, 2012, we acquired, through a wholly-owned subsidiary, Brand.net, an online display, video and mobile advertising platform. The acquisition was accounted for as a purchase under the acquisition method in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") No. 805, Business Combinations. The total purchase price was approximately $18.0 million and did not include direct acquisition costs of approximately $0.7 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The acquisition of Brand.net did not have a material impact on our revenues or net earnings for the nine months ended September 30, 2012, and would not have had a material impact on our revenues or net earnings for any of the periods included in the unaudited, condensed consolidated statements of income if the acquisition had been consummated at the beginning of such periods.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth, by segment, revenues, depreciation/amortization and segment profit for the indicated periods:

	Three Months Ended
	September 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2012
Revenues from external customers	$331.4	$75.8	$72.2	$44.4	$523.8
Intersegment revenues	$4.3	$15.7	$9.3	$—	$29.3
Depreciation/amortization	$7.7	$1.0	$3.2	$2.0	$13.9
Segment profit (loss)	$52.3	$(1.1)	$7.6	$0.1	$58.9
2011
Revenues from external customers	$330.5	$76.9	$73.5	$47.5	$528.4
Intersegment revenues	$4.4	$13.8	$9.6	$0.1	$27.9
Depreciation/amortization	$8.9	$1.2	$3.6	$0.7	$14.4
Segment profit (loss)	$46.2	$0.4	$(0.8)	$3.2	$49.0

	Nine Months Ended
	September 30,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2012
Revenues from external customers	$1,008.2	$225.5	$219.0	$129.9	$1,582.6
Intersegment revenues	$12.7	$42.3	$29.4	$—	$84.4
Depreciation/amortization	$24.2	$3.1	$9.6	$6.1	$43.0
Segment profit (loss)	$147.0	$(5.1)	$20.3	$5.2	$167.4
2011
Revenues from external customers	$990.3	$255.8	$251.9	$142.6	$1,640.6
Intersegment revenues	$13.0	$36.0	$29.2	$0.3	$78.5
Depreciation/amortization	$28.4	$3.2	$9.6	$4.3	$45.5
Segment profit	$136.0	$3.1	$14.9	$15.0	$169.0

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides reconciliations of total segment profit to earnings from operations for the indicated periods (nonoperating expenses are not allocated to reportable segments and are not used to assess the performance of a reportable segment):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars)	2012	2011	2012	2011
Total segment profit	$58.9	$49.0	$167.4	$169.0
Unallocated amounts:
Goodwill impairment	$—	$—	$7.6	$—
Restructuring and other charges	$—	$—	$9.7	$—
Earnings from operations	$58.9	$49.0	150.1	$169.0

The $9.7 million of restructuring and other charges recognized during the nine months ended September 30, 2012 consisted of $5.3 million of severance and related costs and $0.7 million of Brand.net acquisition costs, both of which were included in selling, general and administrative expenses in the unaudited, condensed consolidated statements of income, and $3.7 million of lease termination, severance, asset impairment and other costs associated with our decision to exit our solo direct mail business and our newspaper polybag advertising and sampling business, which were included in cost of sales in the unaudited, condensed consolidated statements of income. The results of operations of these businesses were immaterial to our consolidated results of operations for each of the nine months ended September 30, 2012 and 2011.

Domestic and foreign revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars)	2012	2011	2012	2011
United States	$514.6	$516.4	$1,550.5	$1,601.6
Foreign	9.2	12.0	32.1	39.0
Revenues	$523.8	$528.4	$1,582.6	$1,640.6

Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	September 30, 2012	December 31, 2011
United States	$123.9	$140.7
Foreign	7.7	8.2
Property, plant and equipment, net	$131.6	$148.9

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$58,768	$7,530	$24,046	$—	$90,344
Accounts receivable, net	107,972	274,327	17,042	—	399,341
Inventories	24,273	7,584	3	—	31,860
Prepaid expenses and other (including intercompany)	1,382,334	3,214,001	1,309	(4,542,564)	55,080
Total current assets	1,573,347	3,503,442	42,400	(4,542,564)	576,625
Property, plant and equipment, net	18,871	111,655	1,040	—	131,566
Goodwill	23,699	598,198	6,989	—	628,886
Other intangible assets, net	11,540	209,863	—	—	221,403
Investments	627,723	15,100	—	(639,432)	3,391
Intercompany note receivable (payable)	344,146	(340,069)	(4,077)	—	—
Other assets	8,116	4,564	14	—	12,694
Total assets	$2,607,442	$4,102,753	$46,366	$(5,181,996)	$1,574,565

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$18,750	$—	$—	$—	$18,750
Accounts payable and intercompany payable	1,475,441	3,334,726	16,870	(4,542,564)	284,473
Progress billings	16,449	11,764	12,339	—	40,552
Accrued expenses	42,259	33,059	6,690	—	82,008
Total current liabilities	1,552,899	3,379,549	35,899	(4,542,564)	425,783
Long-term debt	572,561	—	—	—	572,561
Deferred income taxes	(3,573)	74,242	(3,997)	—	66,672
Other non-current liabilities	20,456	24,363	(369)	—	44,450
Total liabilities	2,142,343	3,478,154	31,533	(4,542,564)	1,109,466
Stockholders’ equity	465,099	624,599	14,833	(639,432)	465,099
Total liabilities and stockholders’ equity	$2,607,442	$4,102,753	$46,366	$(5,181,996)	$1,574,565

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$172,888	$445,063	$12,868	$(106,997)	$523,822
Costs and expenses:
Cost of sales	145,467	286,533	9,093	(52,809)	388,284
Selling, general and administrative	23,033	101,614	2,899	(54,188)	73,358
Amortization expense	6	3,239	—	—	3,245
Total costs and expenses	168,506	391,386	11,992	(106,997)	464,887
Earnings from operations	4,382	53,677	876	—	58,935
Other expenses and income:
Interest expense	7,563	—	—	—	7,563
Interest income	(20)	3	(29)	—	(46)
Intercompany interest	(9,062)	9,062	—	—	—
Other expenses, net	49	197	3	—	249
Total other expenses (income), net	(1,470)	9,262	(26)	—	7,766
Earnings before income taxes	5,852	44,415	902	—	51,169
Income tax expense (benefit)	(3,429)	17,632	226	—	14,429
Equity in net earnings of subsidiaries	27,459	4,276	—	(31,735)	—
Net earnings	$36,740	$31,059	$676	$(31,735)	$36,740
Other comprehensive income (loss)	(9)	197	197	(394)	(9)
Comprehensive income	$36,731	$31,256	$873	$(32,129)	$36,731

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$173,543	$443,671	$17,008	$(105,831)	$528,391
Costs and expenses:
Cost of sales	148,817	287,173	12,368	(52,630)	395,728
Selling, general and administrative	30,065	100,223	3,433	(53,201)	80,520
Amortization expense	5	3,151	—	—	3,156
Total costs and expenses	178,887	390,547	15,801	(105,831)	479,404
Earnings (loss) from operations	(5,344)	53,124	1,207	—	48,987
Other expenses and income:
Interest expense	8,148	—	—	—	8,148
Interest income	(28)	—	(26)	—	(54)
Intercompany interest	(1,179)	1,179	—	—	—
Other expenses (income), net	(2,877)	(972)	(7)	—	(3,856)
Total other expenses (income), net	4,064	207	(33)	—	4,238
Earnings (loss) before income taxes	(9,408)	52,917	1,240	—	44,749
Income tax expense	(10)	16,891	374	—	17,255
Equity in net earnings of subsidiaries	36,892	866	—	(37,758)	—
Net earnings	$27,494	$36,892	$866	$(37,758)	$27,494
Other comprehensive loss	(3,992)	(1,254)	(1,254)	2,508	(3,992)
Comprehensive income (loss)	$23,502	$35,638	$(388)	$(35,250)	$23,502

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$515,716	$1,332,741	$44,754	$(310,566)	$1,582,645
Costs and expenses:
Cost of sales	435,750	864,353	34,637	(153,835)	1,180,905
Selling, general and administrative	76,842	305,097	9,290	(156,731)	234,498
Amortization expense	17	9,540	—	—	9,557
Goodwill impairment	3,985	3,600	—	—	7,585
Total costs and expenses	516,594	1,182,590	43,927	(310,566)	1,432,545
Earnings (loss) from operations	(878)	150,151	827	—	150,100
Other expenses and income:
Interest expense	21,372	—	—	—	21,372
Interest income	(80)	3	(97)	—	(174)
Intercompany interest	(19,817)	19,770	47	—	—
Other expenses (income), net	34	(526)	(33)	—	(525)
Total other expenses (income), net	1,509	19,247	(83)	—	20,673
Earnings (loss) before income taxes	(2,387)	130,904	910	—	129,427
Income tax expense (benefit)	(6,016)	49,540	1,035	—	44,559
Equity in net earnings (loss) of subsidiaries	81,239	3,475	—	(84,714)	—
Net earnings (loss)	$84,868	$84,839	$(125)	$(84,714)	$84,868
Other comprehensive income (loss)	(435)	750	750	(1,500)	(435)
Comprehensive income	$84,433	$85,589	$625	$(86,214)	$84,433

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$572,298	$1,317,568	$54,658	$(303,902)	$1,640,622
Costs and expenses:
Cost of sales	483,751	851,885	38,660	(151,951)	1,222,345
Selling, general and administrative	76,040	305,162	10,527	(151,951)	239,778
Amortization expense	16	9,451	—	—	9,467
Total costs and expenses	559,807	1,166,498	49,187	(303,902)	1,471,590
Earnings from operations	12,491	151,070	5,471	—	169,032
Other expenses and income:
Interest expense	29,649	—	—	—	29,649
Interest income	(242)	—	(73)	—	(315)
Intercompany interest	(15,533)	15,371	162	—	—
Loss on extinguishment of debt	16,318	—	—	—	16,318
Other expenses (income), net	(3,095)	(3,242)	169	—	(6,168)
Total other expenses, net	27,097	12,129	258	—	39,484
Earnings (loss) before income taxes	(14,606)	138,941	5,213	—	129,548
Income tax expense	556	48,199	1,636	—	50,391
Equity in net earnings of subsidiaries	94,319	3,577	—	(97,896)	—
Net earnings	$79,157	$94,319	$3,577	$(97,896)	$79,157
Other comprehensive loss	(515)	(447)	(447)	894	(515)
Comprehensive income	$78,642	$93,872	$3,130	$(97,002)	$78,642

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$153,569	$(40,611)	$(1,764)	$—	$111,194
Cash flows from investing activities:
Additions to property, plant and equipment	(4,472)	(11,100)	(211)	—	(15,783)
Digital acquisitions, net of cash acquired	—	(18,344)	—	—	(18,344)
Proceeds from sale of property, plant and equipment	250	—	6	—	256
Net cash used in investing activities	(4,222)	(29,444)	(205)	—	(33,871)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(70,042)	70,042	—	—	—
Repayments of long-term debt	(11,250)	—	—	—	(11,250)
Repurchases of common stock	(87,130)	—	—	—	(87,130)
Proceeds from issuance of common stock	8,956	—	—	—	8,956
Net cash provided by (used in) by financing activities	(159,466)	70,042	—	—	(89,424)
Effect of exchange rate changes on cash and cash equivalents	—	—	474	—	474
Net decrease in cash and cash equivalents	(10,119)	(13)	(1,495)	—	(11,627)
Cash and cash equivalents at beginning of period	68,887	7,543	25,541	—	101,971
Cash and cash equivalents at end of period	$58,768	$7,530	$24,046	$—	$90,344

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$246,069	$(120,960)	$(1,911)	$—	$123,198
Cash flows from investing activities:
Additions to property, plant and equipment	(11,101)	(6,829)	(197)	—	(18,127)
Proceeds from sale of property, plant and equipment	46	—	—	—	46
Proceeds from sale of available-for-sale securities	1,494	—	—	—	1,494
Net cash used in investing activities	(9,561)	(6,829)	(197)	—	(16,587)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(121,522)	121,522	—	—	—
Borrowings of long-term debt	610,000	—	—	—	610,000
Repayments of long-term debt	(709,919)	—	—	—	(709,919)
Debt issuance costs	(11,580)	—	—	—	(11,580)
Repurchases of common stock	(155,817)	—	—	—	(155,817)
Proceeds from issuance of common stock	5,646	—	—	—	5,646
Net cash provided by (used in) financing activities	(383,192)	121,522	—	—	(261,670)
Effect of exchange rate changes on cash and cash equivalents	—	—	158	—	158
Net decrease in cash and cash equivalents	(146,684)	(6,267)	(1,950)	—	(154,901)
Cash and cash equivalents at beginning of period	211,933	8,026	25,976	—	245,935
Cash and cash equivalents at end of period	$65,249	$1,759	$24,026	$—	$91,034

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

Overview
Valassis is one of the nation’s leading media and marketing services companies, offering unparalleled reach and scale to more than 15,000 advertisers. Our RedPlum® media portfolio delivers value on a weekly basis to over 100 million shoppers across a multi-media platform – in-home, in-store and in-motion. Through our digital offerings, including redplum.com and save.com, consumers can find compelling national and local deals online.
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
Our results for the nine months ended September 30, 2012 were adversely impacted by several factors which occurred during the second quarter of 2012. First, we elected to exit our newspaper polybag advertising and sampling and solo direct mail businesses. This decision was based on several factors, including: declining demand from our consumer packaged goods ("CPG") client base, the primary users of both of these products; these products were expensive to execute and our highest-priced products for these clients; and, in the case of our sampling product, it faced secular declines based on its exclusive reliance on home-delivered newspaper distribution. Combined, these two products represented approximately $12.8 million in revenue for the second half of 2011 and $6.2 million for the six months ended June 30, 2012. Second, we executed a restructuring plan designed to right-size our organization to appropriate levels to support product demand. As the result of our decision to exit our newspaper polybag advertising and sampling and solo direct mail businesses and the activities to right-size our organization, we recognized charges of $17.3 million, or $10.7 million net of tax, during the nine months ended September 30, 2012, which included:

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
Our results for the three months ended September 30, 2012 benefited from cost reductions associated with the Q2 Restructuring Activities.
Finally, our results were adversely impacted by the continuation of reduced advertising spending by clients in the CPG vertical, which began in the third quarter of 2011, across many of our products (the “reduction in CPG programs”).
In addition, during the nine months ended September 30, 2012, we increased our investment in our digital business with the acquisition of Brand.net, an online display, video and mobile advertising platform.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars, except per share data)	2012	2011	2012	2011
Revenues:
Shared Mail	$331.4	$330.5	$1,008.2	$990.3
Neighborhood Targeted	75.8	76.9	225.5	255.8
Free-standing Inserts	72.2	73.5	219.0	251.9
International, Digital Media & Services	44.4	47.5	129.9	142.6
Total revenues	523.8	528.4	1,582.6	1,640.6
Cost of sales	388.3	395.7	1,180.9	1,222.3
Gross profit	135.5	132.7	401.7	418.3
Selling, general and administrative	73.4	80.5	234.5	239.8
Amortization expense	3.2	3.2	9.6	9.5
Goodwill impairment	—	—	7.6	—
Earnings from operations	58.9	49.0	150.1	169.0
Other expenses and income:
Interest expense, net	7.5	8.1	21.2	29.3
Loss on extinguishment of debt	—	—	—	16.3
Other income, net	0.2	(3.9)	(0.5)	(6.2)
Total other expenses, net	7.8	4.2	20.7	39.4
Earnings before income taxes	51.2	44.8	129.4	129.6
Income tax expense	14.4	17.3	44.6	50.4
Net earnings	$36.7	$27.5	$84.9	$79.2

Net earnings per common share, diluted	$0.90	$0.58	$2.00	$1.58

Weighted-average common shares outstanding, diluted	40,832	47,766	42,532	50,089

Revenues
We reported revenues of $523.8 million and $528.4 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of 0.9%, and revenues of $1,582.6 million and $1,640.6 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of 3.5%. These declines in revenues were due primarily to the reduction in CPG programs affecting many of our products and the absence of custom co-op programs within our Free-standing Inserts ("FSI") segment during the three and nine months ended September 30, 2012.
Cost of Sales
Cost of sales was $388.3 million and $395.7 million for the three months ended September 30, 2012 and 2011, respectively, and $1,180.9 million and $1,222.3 million for the nine months ended September 30, 2012 and 2011, respectively. Gross profit as a percentage of revenues was 25.9% and 25.1% for the three months ended September 30, 2012 and 2011, respectively, and 25.4% and 25.5% for the nine months ended September 30, 2012 and 2011, respectively. The increase in gross profit as a percentage of revenues for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 reflected optimization efforts in our Shared Mail segment and improved performance within our FSI segment, both of which will be further discussed in Segment Results below. The slight decrease in gross profit as a percentage of revenues for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 reflected the decline in revenues discussed above and $3.7 million of charges related to Q2 2012 Restructuring Activities, which were almost completely offset by the savings resulting from the Q2 2012 Restructuring Activities.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $73.4 million and $80.5 million for the three months ended September 30, 2012 and 2011, respectively, which included non-cash stock-based compensation expense of $2.2 million in each period. SG&A expenses were $234.5 million and $239.8 million for the nine months ended September 30, 2012 and 2011, respectively, which included non-cash stock-based compensation expense of $7.0 million and $6.6 million, respectively. In addition, SG&A expenses for the nine months ended September 30, 2012 included $6.0 million of charges related to Q2 2012 Restructuring Activities. These reductions in SG&A expenses primarily reflect savings resulting from the Q2 2012 Restructuring Activities.
Goodwill Impairment
During the nine months ended September 30, 2012, we recognized a non-cash goodwill impairment charge of $7.6 million, which resulted from our decision to exit the newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and the solo direct mail business, a reporting unit within International, Digital Media & Services.
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
Interest Expense, Net
Interest expense, net was $7.5 million and $8.1 million for the three months ended September 30, 2012 and 2011, respectively, and $21.2 million and $29.3 million for the nine months ended September 30, 2012 and 2011, respectively. These decreases in interest expense, net were due to the following:

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
Income Tax Expense
Income tax expense represented 28.2% and 38.6% of earnings before income taxes for the three months ended September 30, 2012 and 2011, respectively, and 34.4% and 38.9% of earnings before income taxes for the nine months ended September 30, 2012 and 2011, respectively. These decreases in our effective tax rate reflect a favorable income tax adjustment recognized during the three and nine months ended September 30, 2012 resulting from the expiration of certain tax reserves. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.
Net Earnings and Net Earnings per Common Share, Diluted
Net earnings were $36.7 million and $27.5 million for the three months ended September 30, 2012 and 2011, respectively, or $0.90 and $0.58, respectively, per common share, diluted ("diluted EPS"). As further discussed above, net earnings and diluted EPS for the three months ended September 30, 2012 increased as compared to net earnings and diluted EPS for the three months ended September 30, 2011 due to:

•	A favorable income tax adjustment recognized during the three and nine months ended September 30, 2012 resulting from the expiration of certain tax reserves; and

•	Savings resulting from the Q2 2012 Restructuring Activities.
Net earnings were $84.9 million and $79.2 million for the nine months ended September 30, 2012 and 2011, respectively, or diluted EPS of $2.00 and $1.58, respectively. As further discussed above, net earnings and diluted EPS for the nine months ended September 30, 2012 increased as compared to net earnings and diluted EPS for the nine months ended September 30, 2011 due to:

•	A favorable income tax adjustment recognized during the three and nine months ended September 30, 2012 resulting from the expiration of certain tax reserves;

•
Savings resulting from the Q2 2012 Restructuring Activities, which were more than offset by a goodwill impairment charge and charges related to our Q2 2012 Restructuring Activities during the nine months ended September 30, 2012;

•	The reduction in interest expense, net described above; and

•	The non-recurrence during the nine months ended September 30, 2012 of the loss on extinguishment of debt and related charges recognized during the nine months ended September 30, 2011.
Diluted EPS for the three and nine months ended September 30, 2012 were also favorably impacted by the repurchases of our common stock in 2011 and during the three and nine months ended September 30, 2012, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted.
The aforementioned goodwill impairment charge, charges related to our Q2 2012 Restructuring Activities and the loss on extinguishment of debt and related charges affect the comparability of net earnings and diluted EPS for the nine months ended September 30, 2012 and 2011. In Non-GAAP Financial Measures below, we compare net earnings and diluted EPS for the nine months ended September 30, 2012 and 2011 excluding these items.
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

The following tables reconcile net earnings and diluted EPS to adjusted net earnings and adjusted diluted EPS for the nine months ended September 30, 2012 and 2011 (the reconciling items included in the tables below are presented net of an estimated tax rate of 38.0%):

	Nine Months Ended
	September 30,
	2012		2011
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$84.9	$2.00	$79.2	$1.58
Excluding:
Goodwill impairment, net of tax of $2.9 million	4.7	0.11	—	—
Q2 2012 Restructuring Activities, net of tax of $3.7 million	6.0	0.14	—	—
Loss on extinguishment of debt and related charges, net of tax of $7.3 million	—	—	11.6	0.23
Adjusted net earnings	$95.6	$2.25	$90.8	$1.81

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

Shared Mail
Shared Mail revenues were $331.4 million and $330.5 million for the three months ended September 30, 2012 and 2011, respectively, an increase of 0.3%, and $1,008.2 million and $990.3 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of 1.8%. Shared Mail revenues were relatively flat for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, the increase in revenues as compared to the nine months ended September 30, 2011 was attributable to increased volume and the postal rate increase effective in January 2012 and was partially offset by decreased RedPlum® wrap product revenues due to lower sell-through rates.

Shared Mail pieces were 9.1 billion and 27.4 billion for the three and nine months ended September 30, 2012, respectively, increasing 1.6% and 0.2% from the three and nine months ended September 30, 2011, respectively. Shared Mail packages delivered were 0.9 billion for the three months ended September 30, 2012, decreasing 2.3% from the three months ended September 30, 2011. For the nine months ended September 30, 2012, Shared Mail packages delivered were 2.7 billion, remaining flat from the nine months ended September 30, 2011. Shared Mail average pieces per package were 10.0 pieces for the three months ended September 30, 2012, increasing 3.8% from the three months ended September 30, 2011. For the nine months ended September 30, 2012, Shared Mail average pieces per package were 9.8 pieces, remaining relatively flat from the nine months ended September 30, 2011.
Gross margin as a percentage of revenues was 29.2% and 28.6% for the three months ended September 30, 2012 and 2011, respectively, and 28.6% and 28.5% for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, gross margin as a percentage of revenues was favorably impacted by our package optimization efforts and print cost savings due to the in-sourcing of certain print volumes, which were partially offset by the reduction in RedPlum® wrap product revenues and the postal rate increase. In addition, the increase in average pieces per package and resultant efficiencies in unused postage contributed to the increase in gross margin as a percentage of revenue. Unused postage as a percentage of base postage decreased 1.2 percentage points to 15.2% for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the relatively flat gross margin as a percentage of revenues was the result of the favorable impact of our package optimization and print cost savings and was offset by the reduction in RedPlum® wrap product revenues and the postal rate increase.
Segment profit was $52.3 million and $46.2 million for the three months ended September 30, 2012 and 2011, respectively, an increase of 13.2%, and $147.0 million and $136.0 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of 8.1%. Segment profit as a percentage of revenues was 15.8% and 14.0% for the three months ended September 30, 2012 and 2011, respectively, and 14.6% and 13.7% for the nine months ended September 30, 2012 and 2011, respectively. The increases in segment profit and segment profit as a percentage of revenues were the result of gross margin improvements and decreased SG&A costs.
Neighborhood Targeted
Neighborhood Targeted revenues were $75.8 million and $76.9 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of 1.4%, and $225.5 million and $255.8 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of 11.8%. Segment loss was $1.1 million for the three months ended September 30, 2012 as compared to segment profit of $0.4 million for the three months ended September 30, 2011. Segment loss was $5.1 million for the nine months ended September 30, 2012 as compared to segment profit of $3.1 million for the nine months ended September 30, 2011. The decreases in Neighborhood Targeted revenues reflect:

•	The reduction in CPG programs, which adversely affected the sampling business prior to our decision to exit the business;

•	The impact of exiting the sampling business; and

•
A market-driven change in the way Newspaper Inserts business is contracted, which resulted in the recognition of a portion of related revenues on a net, rather than gross, basis. The impact of this change in revenue recognition is currently expected to increase in the fourth quarter of 2012 and during 2013.

For the three months ended September 30, 2012, these decreases were offset, in part, by increased revenues associated with our Run-of-Press ("ROP") product.
The decrease in segment profit for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 reflects continued margin pressure associated with the products in this segment.
Neighborhood Targeted revenues and segment profit discussed above include the operations of our newspaper polybag advertising and sampling business, but exclude the goodwill impairment charge and charges related to our Q2 Restructuring Activities that resulted, in part, from our decision to exit this business.

Free-standing Inserts
FSI revenues were $72.2 million and $73.5 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of 1.8%, and $219.0 million and $251.9 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of 13.1%. FSI segment profit was $7.6 million for the three months ended September 30, 2012 as compared to a segment loss of $0.8 million for the three months ended September 30, 2011, and $20.3 million and $14.9 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of 36.2%. These declines in revenues for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 reflect the absence of custom co-op business during the three and nine months ended September 30, 2012, and, for the nine months ended September 30, 2012, reflect the reduction in CPG programs. The increases in segment profit reflect an increase in pages per book during the three months ended September 30, 2012.
International, Digital Media & Services
International, Digital Media & Services revenues were $44.4 million and $47.5 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of 6.5%, and $129.9 million and $142.6 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of 8.9%. Segment profit was $0.1 million and $3.2 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of 96.9%, and $5.2 million and $15.0 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of 65.3%. Revenues were negatively impacted by the reduction in CPG programs affecting our in-store business as well as a decrease in coupon redemption volume impacting NCH, which more than offset the increase in revenues associated with our digital business. In addition to the items adversely affecting revenues, segment profit was negatively impacted by continued investment in our digital business. International, Digital Media & Services revenues and segment profit discussed above include the operations of our solo direct mail business, but exclude the goodwill impairment charge and charges related to our Q2 Restructuring Activities that resulted, in part, from our decision to exit this business.

Financial Condition, Liquidity and Sources of Capital
Our operating cash flows are our primary source of liquidity. We believe we will generate sufficient cash flows from operating activities and will have sufficient existing cash balances and lines of credit available to meet currently anticipated liquidity needs, including the working capital requirements of our operations, interest and required repayments of indebtedness and capital expenditures necessary to support growth and productivity improvement. We may consider other uses for our cash flows from operating activities and other sources of cash (such as additional borrowings under our Senior Secured Credit Facility), including, without limitation, future acquisitions, dividends and repurchases of our common stock.
The following table presents our available sources of liquidity as of September 30, 2012:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$90.3	(a)
Debt facilities:
Senior Secured Revolving Credit Facility	$100.0	58.4	(b)	41.6
Total Available				$131.9

(a)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $24.0 million of cash and cash equivalents as of September 30, 2012. In the event we alter our current position and repatriate funds in the future, we may be required to accrue and pay U.S. taxes on a portion thereof.

(b)	Represents $50 million outstanding under our Revolving Line of Credit (as defined below) and $8.4 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents
The following table summarizes the decrease in cash and cash equivalents for the indicated period:

Nine Months Ended
(in millions of U.S. dollars)	September 30, 2012
Net cash provided by operating activities	$111.2
Net cash used in investing activities	(33.9)
Net cash used in financing activities	(89.4)
Effect of exchange rate changes on cash and cash equivalents	0.5
Net decrease in cash and cash equivalents	(11.6)
Cash and cash equivalents at beginning of period	102.0
Cash and cash equivalents at end of period	$90.3

Operating Activities – Net cash provided by operating activities was $111.2 million for the nine months ended September 30, 2012. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the nine months ended September 30, 2012:

•
net cash inflows of $52.3 million associated with the decrease in accounts receivable, net, which was almost entirely offset by net cash outflows of $51.6 million related to the decrease in accounts payable, both of which reflect the decreases in our revenues and cost of sales for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011;

•	net cash outflows of $21.6 million associated with the decrease in accrued expenses; and

•	net cash outflows of $16.9 million associated with the increase in prepaid expenses and other, which is primarily attributable to the timing of estimated income tax payments.
Investing Activities – Net cash used in investing activities was $33.9 million for the nine months ended September 30, 2012, which primarily reflects the acquisitions within our digital business and capital acquisitions of property, plant and equipment.
Financing Activities – Net cash used in financing activities was $89.4 million for the nine months ended September 30, 2012, which resulted from $11.3 million of principal payments of long-term debt and the repurchase of $87.1 million, or 4.1 million shares of our common stock at an average price of $21.08 per share, which were offset, in part, by $9.0 million of proceeds from stock option exercises.
Current and Long-term Debt
As of September 30, 2012, we had outstanding $591.3 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $281.2 million and $50.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of September 30, 2012, we had total outstanding letters of credit of approximately $8.4 million.
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of September 30, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

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
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2012, we had approximately $41.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $8.4 million in standby letters of credit outstanding as of September 30, 2012).
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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of September 30, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.94:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	11.70:1.00

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
Covenant Compliance
As of September 30, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-balance Sheet Arrangements
As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $15.8 million for the nine months ended September 30, 2012, and are expected to be an aggregate amount of approximately $20.0 million to $22.0 million for the 2012 fiscal year. It is expected these expenditures will be made using funds provided by operations.

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
Interest Rates
As of September 30, 2012, $331.3 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. This interest rate swap agreement effectively fixes, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.

As of September 30, 2012, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $147.8 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $4.9 million between July 1, 2012 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.

Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2012, we had commitments to purchase $7.1 million in Mexican pesos and $0.8 million in Polish zlotys over the next 12 months.

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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
July 1, 2012 to July 31, 2012	—	$—	—	4,192,485
August 1, 2012 to August 31, 2012	472,237	$24.35	472,237	3,720,248
September 1, 2012 to September 30, 2012	365,424	$26.62	365,424	3,354,824
	837,661	$25.34	837,661

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
Dated: November 6, 2012

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