Form 10-K
period 2012-12-31
VALASSIS COMMUNICATIONS INC
filed 2013-03-01
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Registrant’s Telephone Number: (734) 591-3000
_______________________________________

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(b) of the Act:
None
_______________________________________
Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act:
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒
As of June 30, 2012, the aggregate market value of the voting and non-voting stock held by non-affiliates* of the registrant was approximately $570.7 million. As of February 22, 2013, there were 39,145,075 shares of the Registrant’s Common Stock outstanding.
* Without acknowledging that any individual director or executive officer of Valassis is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.
_______________________________________
Documents Incorporated by Reference
The applicable portions of Valassis' Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on or about May 3, 2013 are incorporated by reference herein into Part III of this Form 10-K.

VALASSIS COMMUNICATIONS, INC.
Index to Annual Report on Form 10-K
Year Ended December 31, 2012

PART I

ITEM 1. BUSINESS
The Company
Valassis Communications, Inc. (referred to herein as “Valassis,” “we,” and “our”) is a leader in intelligent media delivery, providing over 15,000 advertisers proven and innovative media solutions to influence consumers wherever they plan, shop, buy and share. By integrating online and offline data combined with powerful insights, Valassis precisely targets its clients' most valuable shoppers, offering unparalleled reach and scale. Our subsidiaries include Brand.net, a Valassis Digital Company, and NCH Marketing Services Inc. (“NCH”). Our consumer brands include RedPlum® and save.com.
We currently operate our business in the following reportable segments:

•
Shared Mail - We offer the only national shared mail distribution network in the industry with products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution. Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered primarily through the United States Postal Service (“USPS”).

•	Neighborhood Targeted - Products that are targeted to specific newspaper zones or neighborhoods based on geographic and demographic characteristics.

•
Free-standing Inserts - Four-color booklets that contain promotions, primarily coupons, from multiple advertisers (cooperative), which we publish and distribute to approximately 60 million households through newspapers and shared mail.

In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes Brand.net, NCH, Valassis Canada, Inc., Promotion Watch, and our in-store business.
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
Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered mainly through the USPS. Individual clients can select targeting levels by choosing all ZIP code zones, specific ZIP code zones, or sub-zip code zones. Our advanced targeting capabilities enable clients, such as retail chains, to select areas serviced by their stores and, at the same time, distribute different versions of the targeted advertisements to reach their target consumers. Shared Mail clients share bulk pre-sort mailing rates for a single package, generating substantial savings relative to an individual mailing. In addition, the Shared Mail nationwide network of state-of-the-art distribution facilities provide clients with the ability to reach consumers within a two-day window, assuring timely delivery of coupons, dated offers and sale-break announcements. In 2012, we distributed approximately 3.6 billion shared mail packages, including 36.7 billion shared mail pieces.
Our core Shared Mail program is published under our consumer brand name RedPlum®. The RedPlum Shared Mail Package is a four-page, color booklet wrapped around individual print advertisements of various clients. Clients can select to utilize the RedPlum variable data postcard to be delivered with the RedPlum Shared Mail Package. RedPlum variable data postcards provide personalized advertising (tailored names, images, offers or messages) to the household level. The RedPlum Shared Mail Package reaches approximately 70 million U.S. households on a weekly basis. Shared Mail can reach an additional 35 million U.S. households that extend coverage to markets not already served by Shared Mail's core distribution network. Shared Mail handles clients' orders directly and manages distribution of their advertising through its Allied National Network Extension, or A.N.N.E. - a partnership of independent shared mail companies. Conversely, A.N.N.E enables participating members to offer their clients extended marketplace reach with the shared mail household coverage.
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

Distribution costs, which include postage, transportation and other alternative delivery costs, are the largest cost component of the Shared Mail segment. For the year ended December 31, 2012, distribution costs represented approximately 55% of total Shared Mail costs.
Shared Mail revenues for the year ended December 31, 2012 were $1,365.6 million, or 63.2% of our total revenues. The top 10 clients accounted for approximately 17.0% of Shared Mail's revenues for the year ended December 31, 2012, and no one client accounted for over 10% of the segment revenues during the same period.
Neighborhood Targeted
We believe that our clients use us to place Neighborhood Targeted advertising because of our ability to negotiate favorable media rates, our experience in selecting the best newspapers to meet our clients' needs through our unique targeting capabilities and our well-developed production and national network placement capabilities. Media is the major cost component of the Neighborhood Targeted segment; however, some clients have contracts whereby we earn a transaction fee and the media costs are pass-through costs to the client. In such cases, we only recognize the transaction fee as revenue.
Newspaper Inserts - We provide our clients with print and media placement of traditional free-standing solo insert formats, as well as specialty print promotion products in various customized formats. Because these promotions feature only one client, the client has the ability to create a completely individualized promotion. This allows clients the flexibility to run inserts any day of the week in newspapers and through shared mail throughout the United States and to efficiently target these promotions. We specialize in producing full-service promotions for a wide range of clients allowing orders to be placed on a national, regional or local basis.
Run-of-Press (“ROP”) - We offer our clients the ability to run their promotional advertising directly on the pages of newspapers by brokering advertising space. We offer the flexibility to run promotional advertising in any number of the available newspapers in our network of over 15,000 publications. The short lead time associated with this business makes this medium attractive for last-minute marketing decisions by our clients.
Neighborhood Targeted products generated revenues of $326.4 million for the year ended December 31, 2012, or 15.1% of our total revenues. The top 10 clients accounted for approximately 58.2% of Neighborhood Targeted revenues for the year ended December 31, 2012, and two clients accounted for 16.3% and 10.6%, respectively, of the segment revenues during the same period.
Free-standing Inserts (“FSI”)
Cooperative FSIs are four-color booklets containing promotions, primarily coupons, from multiple clients, printed by us at our own facilities and distributed through newspapers and shared mail. In 2012, we delivered our traditional cooperative FSIs to approximately 60.5 million households on 41 publishing dates.
The majority of our cooperative FSI business is conducted under long-term contracts, which currently average over two years in duration. Under these contracts, clients typically guarantee us a percentage of their cooperative FSI pages at agreed upon pricing covering a specified amount of time. The FSI offers product category exclusivity for our clients so that competing products in the same product category will not be printed in the same FSI book. If a category is not available on the date requested, the client has the option to use our competitor's FSI or select another date from us to include their promotion. Due to this environment, many clients reserve their space well in advance of the actual promotion date.
At the end of the selling cycle for each cooperative FSI program, there is generally space in the booklet that has not been sold. This “remnant” space is sold at a discounted price, primarily to direct response marketers, who are placed on a waiting list for space that may become available. We select direct response marketers as remnant space clients on the basis of a number of factors, including price, circulation, reputation and credit-worthiness. Direct response clients are subject to being “bumped” in favor of a regular price client in need of space at the last minute. Remnant space represents approximately 20% of the total FSI pages we distribute annually and the associated revenues are included in total FSI revenues for financial reporting purposes.
The cost components of the FSI segment are media distribution, paper and manufacturing/transportation costs, which represented approximately 38%, 31% and 31% of total FSI segment costs, respectively, for the year ended December 31, 2012.
Total FSI segment revenues for the year ended December 31, 2012 were $283.9 million, or 13.1% of our total revenues. The top 10 FSI clients accounted for approximately 40.9% of FSI segment revenues for the year ended December 31, 2012, and no one client accounted for over 10% of FSI segment revenues for the same period.

International, Digital Media & Services
NCH - NCH is a provider of coupon clearing, analytical promotion information management products and marketing services for retailers and consumer-packaged goods manufacturers in the United States and Europe and has production facilities in Mexico and Poland. Services include retailer coupon clearing, manufacturer redemption and promotion analysis. During 2012, approximately 26.7% of NCH revenues were generated from Europe. In 2012, consumers redeemed $3.8 billion in coupons, an approximately $800 million decrease from 2011 reflecting an approximately 17% decrease in redemptions of the 305 billion coupons distributed to consumers by consumer packaged goods manufacturers in both 2011 and 2012.
Digital - Brand.net uses Purchase Precision TechnologyTM to empower advertisers to reach their targeted audiences at scale across quality, high-impact display, video and mobile environments. Our zip code targeting technology provides clients a unique and efficient method for targeting the right consumer in the right geography. In addition to our display advertising capabilities offered through Brand.net, our suite of digital products includes secure digital coupon prints, coupon and mobile offers to frequent shopper cards. Our digital products provide our clients with the unique opportunity to integrate offline and online media. Save.com and our RedPlum Network of affiliate sites allow clients to reach consumers as they increasingly seek value online.
Valassis Canada, Inc. - Valassis Canada provides promotional products and services in Canada, including FSIs, which reach approximately 7.5 million Canadian households.
Promotion Watch, Inc. - Promotion Watch offers a variety of promotion security and consulting services, including the execution of sweepstakes and contests. Promotion Watch helps clients with the entire promotion process, from preliminary planning, through the writing of official rules, overseeing the printing and placement of winning pieces and conducting background investigations of winners.
In-store - Reaching a network of approximately 15,000 drug, grocery and discount stores, the Valassis RedPlum In-store portfolio consists of brand equity, price and coupon-driven solutions designed to increase brand awareness and influence purchases at shelf.
International, Digital Media & Services generated revenues of $186.2 million for the year ended December 31, 2012, or 8.6% of our total revenues. The top 10 clients accounted for approximately 27.3% of International, Digital Media & Services revenues for the year ended December 31, 2012, and no one client accounted for over 10% of the segment revenues during the same period.
Competition
Shared Mail
Our Shared Mail segment competes for advertising dollars from clients who want the ability to target selected potential consumers on a cost-effective basis and provide a superior return on their advertising investment. This segment's principal direct marketing competitors are other companies with residential lists and similar cooperative mailing advertising programs. These companies have a significant presence in many of our markets and represent direct competition to the RedPlum Shared Mail package in those areas. Competition for market share and advertising dollars from clients comes from other forms of print media, such as newspapers, magazines and other advertising printers, and electronic media such as radio, broadcast, the Internet and other communication media. The extent and nature of such competition are, in large part, determined by location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. To the extent our clients decide to use other forms of print and electronic media and other advertising in general, it could have a material adverse effect on our business, financial condition and results of operations.
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
We also compete with several newspaper network groups in the ROP market. While entering the ROP business does not require a significant investment in machinery and equipment, it does require a significant investment in systems and human resources in order to compete in today's environment. An increase in the number of ROP competitors could result in a loss of market share.

Free-standing Inserts
Our RedPlum cooperative FSI competes principally with the FSI distributed by News America Marketing FSI, or News America, a company owned by The News Corporation. We compete for business primarily on the basis of price, category availability, targeting ability and customer service and relationships. We believe our unique ability to blend our national shared mail network with newspaper-delivered distribution will differentiate us in the FSI industry as newspaper circulation continues to decline. The FSI industry as a whole has experienced a 1.5% increase in FSI industry units in 2012, which positively impacted FSI segment profit in 2012. To the extent our competitor in this business decides to compete more aggressively, it could reduce our market share and have a material adverse effect on our business, financial condition and results of operations.
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
Brand.net competes against various digital media providers, the largest of which include Google and Yahoo. We also compete against traditional display advertising networks, including Undertone and Collective Media. Catalina and MaxPoint are also competitors within specific niche areas of the marketplace.
Our in-store business competes against News America primarily on the basis of our drug, grocery and discount store network, price and customer service and relationships. To the extent our competitor in this business decides to compete more aggressively on price or the acquisition or retention of grocery stores for its network, it could reduce our market share and have a material adverse effect on our business, financial condition and results of operations.
Clients
No single client accounted for more than 10% of our consolidated revenues during the years ended December 31, 2012, 2011, or 2010.
Employees
As of December 31, 2012, we had approximately 6,400 full-time employees worldwide. Approximately 4,200 are employed in the United States. One domestic and some foreign locations have employees represented by labor unions; we consider labor relations with employees to be good and have not experienced any interruption of our operations due to labor disagreements.
Raw Materials
Paper is the primary raw material essential to our business. A variety of factors, including demand, capacity, pulp supply and general economic conditions, can affect paper prices. To protect against significant price fluctuations and to maximize purchasing efficiencies, including volume discounts, from time to time we enter into long-term contracts which protect us from significant near-term increases in the price of paper. During 2012, we purchased approximately 77% of our paper from a single supplier pursuant to a contract which expires at the end of 2013. See “Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, results of operations and financial condition” in Item 1A. Risk Factors.
Segment Reporting
For segment financial information for the years 2012, 2011 and 2010, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13, Segment Reporting, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Availability of Filings
We make all of our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, available, free of charge, on our Web site at www.valassis.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission, or the SEC.

ITEM 1A. RISK FACTORS
Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included or incorporated by reference in this Annual Report on Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to “forward-looking statements” as set forth in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations. The following risk factors should be read in conjunction with MD&A and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.
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
In addition, the indentures governing our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, and our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes, and our Senior Secured Credit Facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay such debt, if accelerated, or that we would be able to repay, refinance or restructure the payments on such debt. See “-The restrictive covenants in our Senior Secured Credit Facility and the indentures governing the 2021 Notes and the 2033 Secured Notes and any of the agreements governing our future indebtedness could adversely restrict our financial and operating flexibility and subject us to other risks.”
Despite our current indebtedness levels and the restrictive covenants set forth in the agreements governing our indebtedness, we and our subsidiaries may be able to incur substantially more indebtedness. This could increase the risks associated with our substantial indebtedness.
The terms of our Senior Secured Credit Facility and the indentures governing our 2021 Notes and the 2033 Secured Notes permit us and our subsidiaries (including non-guarantor subsidiaries) to incur certain additional indebtedness, including additional secured indebtedness, and other liabilities that do not constitute indebtedness. If we or our subsidiaries are in compliance with the financial covenants set forth in these agreements, if any, we and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness. The indentures governing our 2021 Notes and 2033 Notes allow us to issue additional notes and other indebtedness in certain circumstances which may also be guaranteed by the guarantors and future domestic subsidiaries. In addition, under certain circumstances we will have the right to increase the size of our Senior Secured Credit Facility and incur additional secured indebtedness thereunder. As of December 31, 2012, we had $42.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility after giving effect to outstanding letters of credit. If new indebtedness is added to our or our subsidiaries' current indebtedness levels, the related risks that we and they now face could intensify.

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
Our Senior Secured Credit Facility and the indentures governing the 2021 Notes and the 2033 Secured Notes contain affirmative and negative covenants that limit our and our subsidiaries' ability to take certain actions. Our Senior Secured Credit Facility requires us to maintain specified financial ratios and satisfy other financial conditions. Our Senior Secured Credit Facility and the indentures governing the 2021 Notes and the 2033 Secured Notes also restrict, among other things, our and our subsidiaries' ability to:

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
As of December 31, 2012, $327.5 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. This interest rate swap agreement effectively fixes, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.
As of December 31, 2012, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the interest rate swap agreement described above was an aggregate principal amount of $146.9 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $4.6 million between January 1, 2013 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.
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
FSI prices have declined substantially over the last several years. We cannot predict when, or if, FSI prices will stabilize or increase. This has resulted generally in decreasing revenues and profitability for our FSI segment. When FSI contracts come up for renewal, we may not be able to renew them on favorable terms or at all. In addition, our primary competitor, News America, and its parent corporation, have substantially greater financial resources than we do and may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. During 2011 and 2012, News America took a greater market share and could take a greater market share going forward and cause us to lose business from our clients.
In addition, it is possible that alternative media or changes in promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation, could make our products less attractive to our clients and could cause a loss of demand for our products and services.
Our Shared Mail segment is our largest revenue producer and most profitable segment. Our Shared Mail segment's media business faces intense competition based primarily on the ability to target selected potential consumers on a cost-effective basis and provide a satisfactory return on advertising investment. Shared Mail products also compete for advertising dollars against other forms of print and electronic media and other advertising in general. Competition for market share also comes from magazines, radio, broadcast and cable television, shoppers, the Internet, other communications media and other advertising printers that operate in Shared Mail markets. The extent and nature of such competition are, in large part, determined by the location and demographics of the markets targeted by a particular advertiser and the number of media alternatives in those markets. Shared Mail clients and prospective clients are operating with lower advertising budgets, while trying to allocate their spending across a growing number of media channels. They are increasingly faced with the challenge of doing more with less. The failure to develop new products and services could result in the loss of clients to current or future competitors. In addition, failure to gain market acceptance of new products and services could adversely affect growth.
Our Neighborhood Targeted segment competes against commercial printers and media placement agencies for solo specialized promotional programs for single advertisers. While both types of competitors have a history of competing on the basis of price to increase volume and improve economies of scale, commercial printers tend to be particularly aggressive during periods when they have unused capacity. To the extent our competitors decide to compete more aggressively on price due to excess capacity or for other reasons, it could have a material adverse effect on our business, financial condition and results of operations.
Our Neighborhood Targeted products also compete with several newspaper network groups in the ROP market. While entering the ROP market does not require a significant investment in machinery and equipment, it does require a significant investment in systems and human resources in order to compete effectively. An increase in the number of ROP competitors could result in a loss of market share.
In our International, Digital Media & Services segment, our subsidiary, NCH Marketing Services, Inc., competes against Carolina Manufacturing Services and Carolina Services, both owned by Inmar, Inc., and International Outsourcing Services, LLC for coupon clearing and redemption services in the U.S., and our in-store business competes against News America. Brand.net competes against various digital media providers, the largest of which include Google and Yahoo. Brand.net also competes against traditional display advertising networks, including Undertone and Collective Media. Catalina and MaxPoint are also competitors within specific niche areas of the marketplace. To the extent that our competitors in these businesses decide to compete more aggressively on price, it could lower our market share and have a material adverse effect on our business, financial condition and results of operations.
Our Shared Mail segment depends on the USPS for delivery of its products. If the USPS does not fulfill their obligations or significantly increases the cost of postage, our Shared Mail segment may lose clients and experience reduced revenues and profitability.
Our Shared Mail segment's products are primarily delivered through the USPS. The inability of the USPS to deliver our Shared Mail segment's products on a timely basis or a significant reduction in the number of days the USPS delivers mail could disrupt our Shared Mail segment's business and, in turn, have a material adverse effect on our business, financial condition and results of operations. In February 2013, the Postmaster General proposed a plan to be effective in August 2013 that would eliminate Saturday mail delivery. Because less than 1 percent of our Shared Mail segment's mailed volume is delivered on Saturday and, under the proposed plan, the post offices would remain open on Saturday to accept and process our mail for delivery at the beginning of the week, the impact to us and our customers is expected to be negligible. However, if the USPS were to further reduce the number of days it delivers mail, it could have a material adverse effect on our business, financial condition and results of operations.
Postage expense is our Shared Mail segment's largest expense. USPS rates increase periodically, and we have no control over increases that may occur in the future. A significant increase in the cost of postage combined with our Shared Mail segment's inability to successfully pass through such postage rate increase directly to our clients could have a material adverse effect on our business, financial condition and results of operations.
Significant increases in the cost of paper, which are beyond our control, could adversely affect our business, financial condition and results of operations.
We are dependent upon the availability of paper to print our clients' advertising circulars. Paper costs have historically experienced significant fluctuations. During 2012, we purchased approximately 77% of our paper from a single supplier pursuant to a fixed-price contract that expires at the end of 2013 and the remainder of our paper purchases were subject to variable market prices. We intend to enter into new long-term contracts in the future; however, we may be unable to do so upon similar terms and conditions, including price increase limitations and volume discounts. Changes in the supply of, or demand for, paper could affect the cost of paper or delivery times. We do not engage in hedging activities to limit our exposure to increases in paper prices and we have a limited ability to pass increased costs along to our clients. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, financial condition and results of operations.
The possibility of consolidation in our client base, the loss of clients to alternative advertising methods or decreases in the frequency or amount of clients' programs could impact our revenue growth and profitability.
In recent years, there has been a growing trend toward retailer consolidation. As a result of this consolidation, the number of retailers to which we sell our products and services may decline and lead to a decrease in our revenues. In addition, we may lose clients due to the acquisition of such clients by companies that are not interested in using our products and services or that eliminate retail locations of our existing clients. Similarly, with respect to our in-store business, significant decreases in the number of stores within our retail network (whether as a result of retailer consolidation or otherwise) may adversely impact the demand for our in-store products. Also, a client may decide to decrease its program frequency or modify the amount, pages and weight, and kind of advertising pieces it purchases from us, whether due to the increased use of alternative advertising methods or shifts in consumer behavior, such as the increase in coupon redemption rates that has increased the cost per program for our clients, which has resulted in our clients in the consumer packaged goods vertical reducing the number of programs across many of our products. Our clients may be impacted by the items detailed above and by other general economic and business conditions that could affect their demand for our products and services. In the event of significant revenue decreases in our Shared Mail segment, we may experience a corresponding impact to profit due to the fixed cost nature of postage expense. Postage costs associated with advertising packages are fixed in nature for packages that weigh 3.3 ounces or less, whether or not the package is partially or completely filled. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our clients may be susceptible to changes in general economic conditions.
Our revenues are affected by our clients' marketing spending and advertising budgets. Our revenues and results of operations may be subject to fluctuations based upon general economic conditions in the geographic locations where we offer services or distribute content. A continued recession or slower than anticipated improvement in economic conditions in these geographic locations may reduce demand for our products and services or depress pricing or prevent us from increasing pricing of those products and services and have a material adverse effect on our business, financial condition and results of operations. Changes in global economic conditions could also shift demand to products and services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain. In addition, if we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.
If a client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected.
If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. Bankruptcy filings by or relating to one of our clients could bar us from collecting pre-bankruptcy debts from that client. A client bankruptcy would delay our efforts to collect past due balances and could ultimately preclude full collection of these amounts. We may recover substantially less than the full value of any unsecured claims in the event of the bankruptcy and there is no guarantee our allowance for doubtful accounts would adequately cover such unrecovered amounts, which could adversely impact our financial condition and results of operations.
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
We self-insure a significant portion of expected losses under our workers' compensation program and medical benefits claims. While we maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts, unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, our self-insurance costs could increase significantly.
Due to uncertainty in the application and interpretation of applicable state sales tax laws, we may be exposed to additional sales tax liability.
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions' sales tax. As of December 31, 2012, we have recorded a liability of $7.6 million, reflecting our best estimate of our contingent sales tax liability. While we believe all of our estimates and assumptions are reasonable and will be sustained upon audit, the actual liabilities may exceed such estimates. If so, it could have a material adverse effect on our business, financial condition and results of operations.

We cannot provide any guarantee of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock and to continue to repurchase shares of our common stock under our share repurchase program, any determination to pay cash dividends on our common stock or repurchase shares of our common stock under our share repurchase program in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and are in compliance with all laws and our agreements applicable to the declaration and payment of cash dividends.
Our business is subject to complex and evolving laws and regulations in the United States and abroad regarding the internet, internet-related technologies and activities, privacy, data security, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.
We are subject to a wide variety of laws and regulations in the United States and abroad that involve matters central to our business, including the internet and internet-related technologies and activities, interest-based advertising, direct marketing, privacy, data collection, data aggregation, data protection, consumer protection, and more. These laws and regulations, many of which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations in the United States and abroad are often uncertain, particularly in the rapidly evolving digital environment in which we operate. For example, the application and interpretation of some laws and regulations that could govern data brokers and advertising networks is unsettled and developments in this area could affect the manner in which we operate our business, and the manner in which our third party data suppliers and publisher websites operate their businesses, and could reduce our future revenues and adversely affect what we perceive to be a competitive advantage. Laws and regulations abroad can be even more restrictive on matters involving privacy and data protection. Our introduction of new products or acquisition of new businesses and technologies may subject us to additional laws and regulations.
Existing and proposed laws and regulations can be costly to comply with and can increase our operating costs, require significant management time and attention, delay or impede the operation of our business and the development of new products, and subject us to inquiries or investigations, enforcement actions, claims or other remedies, including fines or demands that we modify or cease existing business practices. In addition, we cannot assure that our customers and suppliers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies.  If our customers use our services and technologies in a manner that is not in compliance with these laws or their own stated privacy policies it may harm our business and operations and we may be held liable.
Government agencies, trade associations and industry groups have implemented self-regulatory frameworks, including those involving interest-based advertising, and these frameworks are subject to change. Government agencies, trade associations and industry groups may implement new frameworks addressing areas affecting our business including data aggregation, “do not track” and tracking technologies. Similarly, some companies have released and are planning to release technologies that can impede our ability to conduct our business, including technologies that block trackers and browsers that default to “do not track”. These self-regulatory frameworks and technologies could undermine our ability to engage in targeted marketing, impede our ability to conduct our business, increase our costs, reduce our future revenues and may adversely affect what we perceive to be a competitive advantage.
If our security measures are breached, or if we are subject to attacks that degrade or deny access to or delivery of our products and services, we may incur significant legal and financial exposure.
Our products and services involve the storage and transmission of consumer-related information and security breaches expose us to a risk of loss of this information, degradation of our products or services, litigation, and potential liability. As with most online businesses, we experience cyber attacks of varying degrees on a regular basis. Our security measures may be breached due to cyber attack, employee error, malfeasance or otherwise, and outside parties may attempt to fraudulently induce employees to permit access, or to disclose information in order to gain access, to our information systems or our data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are located in a leased office complex in Livonia, Michigan. In addition, throughout the United States, we have 43 total leased office buildings and operations facilities. Internationally, we have three leased sales offices and four leased operations facilities. Below is a listing of our owned facilities:

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (ticker symbol: VCI). There were approximately 752 record holders of Valassis' common stock at December 31, 2012.
High and low stock prices per share during the years ended December 31, 2012 and 2011:

	2012		2011
Quarter Ended	High	Low	High	Low
March 31,	$26.77	$18.96	$33.48	$27.00
June 30,	$23.52	$18.70	$30.81	$25.70
September 30,	$27.68	$19.25	$31.95	$18.50
December 31,	$28.19	$23.89	$23.11	$14.71
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
October 1, 2012 to October 31, 2012	482	$26.40	482	3,354,342
November 1, 2012 to November 30, 2012	982,120	$25.27	982,120	2,372,222
December 1, 2012 to December 31, 2012	—	$—	—	2,372,222
	982,602	$25.27	982,602

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

(b)	Our ability to make share repurchases may be limited by the documents governing our indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(in millions of U.S. dollars, except per share data and ratios)	2012			2011		2010		2009		2008
Revenues	$2,162.1			$2,236.0		$2,333.5		$2,244.2		$2,381.9
Net earnings (loss)	119.0		(a)	113.4	(b)	385.4	(c)	66.8	(d)	(209.7)	(e)
Total assets	1,589.0			1,644.4		1,845.7		1,744.0		1,853.2
Long-term debt, less current portion	565.1			587.6		699.2		1,004.9		1,111.7
Net earnings (loss) per common share, basic	2.96		(a)	2.43	(b)	7.84	(c)	1.39	(d)	(4.37)	(e)
Net earnings (loss) per common share, diluted	2.84		(a)	2.33	(b)	7.42	(c)	1.36	(d)	(4.37)	(e)
Ratio of earnings to fixed charges (f)	5.96	x		5.01x		9.54x		2.15x		(g)
Cash dividends declared per common share	0.31			—		—		—		—

(a)
Includes $4.7 million, net of tax, or $0.12 per common share, basic and $0.11 per common share, diluted, in goodwill impairment charges (for further information, see Note 2, Goodwill and Other Intangible Assets, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K), $6.0 million, net of tax, or $0.15 per common share, basic and $0.14 per common share, diluted, in restructuring and other postemployment charges (for further information, see Note 13, Segment Reporting, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K) and $5.0 million tax benefit, or $0.12 per common share, basic and common share, diluted, resulting from the expiration of certain tax reserves.

(b)
Includes $4.3 million, net of tax, or $0.09 per common share, basic and common share, diluted, in intangible asset write-offs (for further information, see Note 2, Goodwill and Other Intangible Assets, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K) and $4.2 million, net of tax, $0.09 per common share, basic or $0.08 per common share, diluted, in restructuring and other postemployment charges (for further information, see Note 13, Segment Reporting, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K). Includes a $11.6 million loss on extinguishment of debt and related charges, net of tax, $0.25 per common share, basic or $0.24 per common share, diluted, related to our cash tender offer, consent solicitation and redemption of our outstanding 2015 Notes and the replacement and termination of our Prior Senior Secured Credit Facility (for further information, see Note 3, Long-Term Debt, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

(c)
Includes a $301.4 million gain on litigation settlement, net of tax and related payments, $6.13 per common share, basic or $5.80 per common share, diluted, associated with the News America litigation settlement proceeds (for further information, see Note 6, Gain from Litigation Settlement, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K) and $14.7 million loss on extinguishment of debt, net of tax, $0.30 per common share, basic or $0.28 per common share, diluted, related to our tender offer and open market repurchases of $297.8 million aggregate principal amount of our 8¼% Senior Notes due 2015 (for further information, see Note 3, Long-Term Debt, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K).

(d)
Includes a $6.2 million gain on extinguishment of debt, net of tax, or $0.13 per common share, basic and common share, diluted, related to our repurchases of an aggregate principal amount of $133.5 million of outstanding term loans under our Senior Secured Credit Facility.

(e)
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
This information should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as statements made elsewhere in this Annual Report on Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to cause future results to differ from our operating results in the past. For a discussion of certain of these risks, uncertainties and other factors, see Item 1A. Risk Factors. There can be no assurances that our expectations will necessarily come to pass. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended
	December 31,
(in millions of U.S. dollars, except per share data)	2012	2011	2010
Revenues:
Shared Mail	$1,365.6	$1,350.8	$1,307.2
Neighborhood Targeted	326.4	374.7	479.9
FSI	283.9	316.0	367.6
International, Digital Media & Services	186.2	194.5	178.8
Total revenues	2,162.1	2,236.0	2,333.5
Cost of sales	1,610.1	1,670.3	1,724.6
Gross profit	552.0	565.7	608.9
Selling, general and administrative	317.3	329.1	371.3
Amortization expense	13.8	12.6	12.6
Goodwill impairment	7.6	—	—
Gain from litigation settlement, net	—	—	490.1
Earnings from operations	213.3	224.0	715.1
Other expenses and income:
Interest expense, net	28.5	35.3	64.2
Loss on extinguishment of debt	—	16.3	23.9
Other income, net	(0.1)	(7.3)	(5.7)
Total other expenses, net	$28.4	$44.3	$82.4
Earnings before income taxes	$184.9	$179.7	$632.7
Income tax expense	$65.9	$66.3	$247.3
Net earnings	$119.0	$113.4	$385.4

Net earnings per common share, diluted	$2.84	$2.33	$7.42

Weighted-average common shares outstanding, diluted	41,947	48,777	51,957

Revenues
We reported revenues of $2,162.1 million and $2,236.0 million for the years ended December 31, 2012 and 2011, respectively, a decrease of 3.3%. This decline in revenues was due primarily to the continuation of reduced advertising spending by clients in the consumer packaged goods ("CPG") vertical, which began in the third quarter of 2011, across many of our products (the “reduction in CPG programs”), continued challenges in the newspaper inserts business within our Neighborhood Targeted segment, the absence of custom co-op programs within our Free-standing Inserts ("FSI") segment during the year ended December 31, 2012 and our decision in the second quarter of 2012 to exit our solo direct mail and newspaper polybag advertising businesses.
We reported revenues of $2,236.0 million and $2,333.5 million for the years ended December 31, 2011 and 2010, respectively, a decrease of 4.2%. This decline in revenues resulted from the negative impact of the macroeconomic climate on client advertising budgets, decreased Run-of-Press (“ROP”) revenues within the Neighborhood Targeted segment and the reduction in CPG programs.
Cost of Sales
Cost of sales was $1,610.1 million and $1,670.3 million for the year ended December 31, 2012 and 2011, respectively. Gross profit as a percentage of revenues remained relatively flat at 25.5% for the year ended December 31, 2012 as compared to 25.3% for the year ended December 31, 2011.
Cost of sales was $1,670.3 million and $1,724.6 million for the years ended December 31, 2011 and 2010, respectively. Gross profit as a percentage of revenues was 25.3% and 26.1% for the years ended December 31, 2011 and 2010, respectively. The decrease in gross profit as a percentage of revenues for the year ended December 31, 2011 as compared to the year ended December 31, 2010 resulted primarily from the declines in revenues discussed above and was also impacted by $7.1 million in intangible asset impairment charges and $0.3 million in restructuring and other postemployment charges recognized during the year ended December 31, 2011.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $317.3 million and $329.1 million for the years ended December 31, 2012 and 2011, respectively, which included non-cash stock-based compensation expense of $13.9 million and $12.9 million, respectively. The decrease in SG&A expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflects the non-recurrence of $6.6 million in restructuring and other postemployment charges recognized during the year ended December 31, 2011. SG&A for the year ended December 31, 2012 included $6.0 million of restructuring and other postemployment charges, which were offset by the savings associated with these activities.
SG&A expenses were $329.1 million and $371.3 million for the years ended December 31, 2011 and 2010, respectively, which included non-cash stock-based compensation expense of $12.9 million and $32.1 million, respectively. The decrease in SG&A expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflects a $19.2 million decrease in stock-based compensation expense, reduced incentive compensation expense, our cost containment efforts and the non-recurrence of $2.1 million in legal costs associated with the News America litigation settled in February 2010 (as defined and further described in Gain from Litigation Settlement below), which were offset, in part, by $6.6 million in restructuring and other postemployment charges recognized during the year ended December 31, 2011.
Goodwill Impairment
During the year ended December 31, 2012, we recognized a non-cash goodwill impairment charge of $7.6 million, which resulted from our decision to exit the newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and the solo direct mail business, a reporting unit within our International, Digital Media & Services segment.
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
On January 13, 2011, we commenced a cash tender offer and consent solicitation to purchase any and all of our outstanding 8¼% Senior Notes due 2015 (the “2015 Notes”) and to amend the indenture governing the 2015 Notes, which we refer to as the 2015 Indenture, to eliminate substantially all of the restrictive covenants and certain events of default. We used the net proceeds from the 2021 Notes (described below) to fund the purchase of the 2015 Notes, the related consent payments pursuant to the tender offer and consent solicitation, and the subsequent redemption of the 2015 Notes that were not tendered and remained outstanding after the expiration of the tender offer and consent solicitation. As a result, we recognized a pre-tax loss on extinguishment of debt of $13.3 million during the year ended December 31, 2011, which represents the difference between the aggregate purchase price and the aggregate principal amount of the 2015 Notes purchased and the write-off of related capitalized debt issuance costs.
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
Interest Expense, Net
Interest expense, net was $28.5 million, $35.3 million and $64.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. These decreases in interest expense, net were due to the following:

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

On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, plus the applicable margin, for $300.0 million of our variable rate debt under our prior senior secured credit facility. The swap was designated as and qualified as a cash flow hedge through the termination of the prior senior secured credit facility on June 27, 2011. During the year ended December 31, 2011, as a result of the termination of the Prior Senior Secured Credit Facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense, the non-recurrence of which during the year ended December 31, 2012 also contributed to the decreases in interest expense, net described above.
Income Tax Expense
Income tax expense represented 35.6%, 36.9% and 39.1% of earnings before income taxes for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in our effective tax rate for the year ended December 31, 2012 as compared to December 31, 2011 reflects the expiration of certain tax reserves recognized during the year ended December 31, 2012, while the decrease for the year ended December 31, 2011 as compared to December 31, 2010 reflects certain discrete items favorably impacting the year ended December 31, 2011.

Net Earnings and Net Earnings per Common Share, Diluted
Net earnings were $119.0 million and $113.4 million for the years ended December 31, 2012 and 2011, respectively, or $2.84 and $2.33, respectively, per common share, diluted ("diluted EPS"). Net earnings were $113.4 million and $385.4 million for the years ended December 31, 2011 and 2010, respectively, or diluted EPS of $2.33 and $7.42, respectively. In addition to the items impacting net earnings discussed above, diluted EPS for the years ended December 31, 2012 and 2011 was also favorably impacted by repurchases of our common stock, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted.
The aforementioned goodwill impairment charge, restructuring and other postemployment charges, the losses on extinguishment of debt and related charges, intangible asset impairment, tax benefit from the expiration of certain tax reserves and the gain from litigation settlement affect the comparability of net earnings and diluted EPS for the years ended December 31, 2012, 2011 and 2010. In Non-GAAP Financial Measures below, we compare net earnings and diluted EPS for the years ended December 31, 2012, 2011 and 2010 excluding these items.
Non-GAAP Financial Measures
We define adjusted net earnings and adjusted diluted EPS as net earnings and diluted EPS excluding, the goodwill impairment charge, restructuring and other postemployment charges, the losses on extinguishment of debt and related charges, intangible asset impairment and the gain from litigation settlement, each net of tax, and the tax benefit from the expiration of certain tax reserves. We present adjusted net earnings and adjusted diluted EPS because we believe these measures are useful to investors as they provide measures of our profitability on a more comparable basis to historical periods because they exclude items we do not believe are indicative of our core operating performance. In addition, we exclude these items when we internally evaluate our company's performance.
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
The following table reconciles net earnings and diluted EPS to adjusted net earnings and adjusted diluted EPS for the years ended December 31, 2012, 2011 and 2010 (the reconciling items included in the tables below are presented net of an estimated tax rate of 38.0%):

	Year Ended December 31,
	2012		2011		2010
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$119.0	$2.84	$113.4	$2.33	$385.4	$7.42
Excluding:
Goodwill impairment, net of tax of $2.9 million	4.7	0.11	—	—	—	—
Restructuring and other postemployment charges, net of tax of $3.7 million and $2.7 million, respectively	6.0	0.14	4.2	0.08	—	—
Gain from litigation settlement, net of tax of $188.7 million	—	—	—	—	(301.4)	(5.80)
Loss on extinguishment of debt and related charges, net of tax of $7.3 million and $9.2 million, respectively	—	—	11.6	0.24	14.7	0.28
Tax benefit due to expiration of certain tax reserves	(5.0)	(0.12)	—	—	—	—
Intangible asset impairment, net of tax of $2.8 million	—	—	4.3	0.09	—	—
Adjusted net earnings	$124.7	$2.97	$133.5	$2.74	$98.7	$1.90

Segment Results
We currently operate our business in the following reportable segments:

•
Shared Mail – We offer the only national shared mail distribution network in the industry with products that have the ability to reach 9 out of 10 U.S. households through shared mail distribution. Our Shared Mail programs combine the individual print advertisements of various clients into a single shared mail package delivered primarily through the United States Postal Service (“USPS”).

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

In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes Brand.net, a Valassis Digital Company, NCH Marketing Services Inc. (“NCH”), Valassis Canada, Inc., Promotion Watch, and our in-store business.
We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or non-recurring items. For additional information, including a reconciliation of total segment profit to earnings from operations, see Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.
Shared Mail
Shared Mail revenues were $1,365.6 million, $1,350.8 million and $1,307.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in revenues for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to the postal rate increase and an increase in printed programs, which were partially offset by lower insert volume and decreased RedPlum® wrap product revenues due to lower sell-through rates. The increase in revenues for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily attributable to volume gains in inserts and incremental printing revenue.
Shared Mail pieces were 36.7 billion, 36.8 billion and 36.1 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Shared Mail pieces decreased 0.3% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and increased 2.0% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Shared Mail packages delivered were 3.6 billion for all three years ended December 31, 2012, 2011 and 2010. As a result of the Shared Mail pieces and packages activity for all periods presented, Shared Mail average pieces per package were 9.8 pieces, 9.8 pieces and 9.7 pieces for the years ended December 31, 2012, 2011 and 2010, respectively.
Shared Mail's gross margin as a percentage of revenues was 28.4%, 28.7% and 28.5% for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in gross margin as a percentage of revenues for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due to the reduction in RedPlum® wrap products and an increase in unused postage as a percentage of base postage to 15.8% from 14.9%, which were offset, in part, by print cost savings due to the in-sourcing of certain print volumes, our package optimization efforts and newspaper alliances. The increase in gross margin as a percentage of revenues for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was due to the flow through of the increased volume and related efficiencies in unused postage which decreased to 14.9% from 16.6%, which were offset, in part, by increased print costs due to a shift in product mix toward printed products.
Segment profit was $201.4 million, $191.9 million and $156.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Segment profit as a percentage of revenues was 14.7%, 14.2% and 12.0% for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in segment profit and segment profit as a percentage of revenues was the result of decreased SG&A costs for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and due to the growth in revenues, gross margin improvement and decreased SG&A costs for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Neighborhood Targeted
Neighborhood Targeted segment revenues were $326.4 million and $374.7 million for the years ended December 31, 2012 and 2011, respectively, a decrease of 12.9%. This decrease reflected a decline in newspaper insert volume, the change in certain client contracts to a fee-based media placement model and the impact of our decision in the second quarter of 2012 to exit our newspaper polybag advertising and sampling business. Segment loss was $1.0 million for the year ended December 31, 2012 as compared to segment profit of $7.7 million for the year ended December 31, 2011. In addition to the decline in newspaper insert volume, segment profit decreased as a result of continued margin pressure associated with our newspaper inserts business. Effective in January 2013, we have transitioned a significant portion of our client contracts in the Neighborhood Targeted segment to a fee-based media placement model, which, if it had been applicable to our business with these clients in 2012, would have resulted in an approximately $200 million reduction in Neighborhood Targeted revenues.
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
Free-standing Inserts
FSI segment revenues were $283.9 million and $316.0 million for the years ended December 31, 2012 and 2011, respectively, a decrease of 10.2%. The decrease in revenues is primarily attributable to the absence of custom co-op programs during the year ended December 31, 2012. Segment profit was $21.9 million and $14.1 million for the years ended December 31, 2012 and 2011, respectively, an increase of 55.3%. This increase in segment profit reflects an increase in core FSI page volume and gross margin improvements.
FSI segment revenues were $316.0 million and $367.6 million for the years ended December 31, 2011 and 2010, respectively, a decrease of 14.0%. Segment profit was $14.1 million and $24.9 million for the years ended December 31, 2011 and 2010, respectively, a decrease of 43.4%. These decreases in revenues and segment profit reflect industry volume declines due to the reduction in CPG programs, the absence of custom co-op business in the fourth quarter of 2011 and a decrease in market share.
International, Digital Media & Services
International, Digital Media & Services segment revenues were $186.2 million and $194.5 million for the years ended December 31, 2012 and 2011, respectively, a decrease of 4.3%. The decrease in revenues reflects lower coupon redemption volumes at NCH and the impact of our decision in the second quarter of 2012 to exit our solo direct mail business, which were almost entirely offset by significant growth in the revenues of our digital business. Segment profit was $8.3 million and $24.3 million for the years ended December 31, 2012 and 2011, respectively, a decrease of 65.8%. The decrease in segment profit reflects continued investment in our in-store and digital businesses and the reduced coupon redemption volumes at NCH.
International, Digital Media & Services segment revenues were $194.5 million and $178.8 million for the years ended December 31, 2011 and 2010, respectively, an increase of 8.8%. The increase in revenues reflects the positive effect on NCH of increased coupon redemptions by consumers and the continued growth of our digital business. Segment profit was $24.3 million and $22.7 million for the years ended December 31, 2011 and 2010, respectively, an increase of 7.0%. The increase in segment profit reflects strong performance by NCH, which was partially offset by pressure on the in-store business resulting from the reduction in CPG programs and our continued investment in our digital and in-store businesses.

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
The following table presents our available sources of liquidity as of December 31, 2012:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$94.7	(a)
Debt facilities:
Senior Secured Revolving Credit Facility	$100.0	57.4	(b)	42.6
Total Available				$137.3

(a)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $21.1 million of cash and cash equivalents as of December 31, 2012. In the event we alter our current position and repatriate funds in the future, we may be required to accrue and pay U.S. taxes on a portion thereof.

(b)	Represents $50 million outstanding under our Revolving Line of Credit (as defined below) and $7.4 million in outstanding letters of credit.
Sources and Uses of Cash and Cash Equivalents
The following table summarizes the decrease in cash and cash equivalents for the indicated period:

Year Ended
(in millions of U.S. dollars)	December 31, 2012
Net cash provided by operating activities	$146.0
Net cash used in investing activities	(39.6)
Net cash used in financing activities	(115.2)
Effect of exchange rate changes on cash and cash equivalents	1.5
Net decrease in cash and cash equivalents	(7.3)
Cash and cash equivalents at beginning of period	102.0
Cash and cash equivalents at end of period	$94.7
Operating Activities – Net cash provided by operating activities was $146.0 million for the year ended December 31, 2012. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the year ended December 31, 2012:

•	Net cash inflows of $26.1 million associated with the decrease in accounts receivable, net; and

•
Net cash outflows of $54.8 million related to the decrease in accounts payable and net cash outflows of $8.2 million associated with the decrease in accrued expenses, both of which reflect the decrease in our cost of sales for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and the timing of certain payments.

Investing Activities – Net cash used in investing activities was $39.6 million for the year ended December 31, 2012, which primarily reflects the acquisitions within our digital business and capital acquisitions of property, plant and equipment.
Financing Activities – Net cash used in financing activities was $115.2 million for the year ended December 31, 2012, which resulted from $15.0 million of principal payments of long-term debt and the repurchase of $112.0 million, or 5.1 million shares of our common stock at an average price of $21.89 per share, which were offset, in part, by $11.8 million of proceeds from stock option exercises.

Current and Long-term Debt
As of December 31, 2012, we had outstanding $587.6 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $277.5 million and $50.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of December 31, 2012, we had total outstanding letters of credit of approximately $7.4 million.
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of December 31, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

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
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2012, we had approximately $42.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $7.4 million in standby letters of credit outstanding as of December 31, 2012).
Interest and Fees – Borrowings under our Senior Secured Credit Facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate plus 0.5% or one-month LIBOR plus 1%) (the “Base Rate”) or at the Eurodollar Rate (one-, two-, three- or six-month LIBOR, at our election, as defined in the credit agreement governing the Senior Secured Credit Facility), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are currently 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. The margins applicable to the borrowings under our Senior Secured Credit Facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate margin. See Note 9, Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for discussion regarding our various interest rate swap agreements.

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of December 31, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.96:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.97:1.00
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
Senior Secured Convertible Notes due 2033 ("2033 Secured Notes")
As of December 31, 2012, an aggregate principal amount of $85,000 (or approximately $61,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.

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
Covenant Compliance
As of December 31, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 9, Derivative Financial Instruments and Fair Value Measurements, to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Future Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2012 were as follows:

	Payments due by Period
(in millions of U.S. dollars)	Total	Less than 1 Year	1-3 Years	3-5 Year	More Than 5 Years
Debt	$587.6	$22.5	$82.5	$222.5	$260.1
Interest on debt	183.2	28.6	59.6	41.5	53.5
Executive employment and retirement arrangements	25.7	5.4	7.9	4.9	7.5
Operating leases	84.8	18.9	28.1	16.4	21.4
Minimum contractual commitments	71.1	27.5	39.6	4.0	—
Unrecognized tax benefits*	4.7	1.2	3.5	—	—
Total	$957.1	$104.1	$221.2	$289.3	$342.5
* We have an additional $1.2 million in gross unrecognized tax benefits for which the amount or period of future payments cannot be reasonably estimated.
Off-balance Sheet Arrangements
As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $21.2 million for the year ended December 31, 2012, primarily representing technology enhancements. Management expects future capital spending to meet the business needs of enhancing technology and replacing equipment as required. It is expected these expenditures will be made using funds provided by operations.

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising our client base and their dispersion across many different industries and geographies. No single client accounted for more than 10% of our consolidated accounts receivable or revenues as of or for the years ended December 31, 2012, 2011 or 2010.
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
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported as a component of stockholders' equity in accumulated other comprehensive income.
Goodwill and Other Intangible Assets
Our intangible assets consist primarily of mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized on a straight-line basis over its expected useful life, which approximates the manner in which the economic benefits of the intangible asset will be consumed. We review the carrying amounts of our finite-lived assets when facts and circumstances suggest the cash flows emanating from those assets may be diminished. An intangible asset with an indefinite useful life is not amortized but is evaluated at least annually as of December 31st for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives; therefore, we do not amortize them. The identification of reporting units and the allocation of intangible assets by reporting unit during 2012 were consistent with prior periods.

For goodwill, our annual impairment evaluation compares the fair value of each of our reporting units to its respective carrying amount and consists of two steps. First, we determine the fair values of each of our reporting units, as described below, and compare them to the corresponding carrying amounts. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner equivalent to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit's goodwill. The following table provides a summary of our goodwill by reporting unit as of December 31, 2012:

(in millions of U.S. dollars)
Shared Mail	$534.2
NCH Marketing Services, Inc.	64.9
Free-standing Inserts	22.4
Run-of-Press	1.2
Valassis Relationship Marketing Systems	6.1
Brand.net	3.6
Goodwill	$632.4
During the year ended December 31, 2012, we recognized goodwill impairment charges of $7.6 million, which resulted from our decision to exit our newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and our solo direct mail business, a reporting unit within International, Digital Media & Services.
We estimate the fair values of our reporting units based on projected future debt-free cash flows that are discounted to present value using factors that consider the timing and risk of the future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the expected long-term operations and cash flow performance of each reporting unit. We estimate future cash flows for each of our reporting units based on our operating result projections for the respective operating unit. These projected cash flows are discounted to present value using a weighted average cost of capital thought to be indicative of market participants. Based on the valuation approach described above, our estimated fair values exceeded the carrying values for all reporting units and no impairment charge was warranted as of December 31, 2012. A 1% change in any of the assumptions used in our analysis would not have a material effect on this conclusion.
Consistent with the prior year, we tested the value assigned to our trade names utilizing an estimated market royalty rate representing the percentage of revenues a market participant would be willing to pay as a royalty for their use. As of December 31, 2012, the resulting fair values based on these calculations indicated no impairment.
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

Revenue Recognition
Our revenue recognition policies vary by product and are summarized as follows:

•
Revenues for newspaper-delivered promotions are recognized in the period the product is distributed in the newspaper. In accordance with FSI industry practice, we generally bill clients in advance of the related distribution date. However, these billings are reflected as a progress billings liability until the distribution date.

•	Products not distributed via newspapers are recognized as revenues when the product is shipped, accepted by the USPS or the service is performed.

•	Coupon processing fee revenues are recognized on completion of coupon processing, and do not include the face value of the coupon or the retailer handling fee.

•	Taxes collected from clients are reported on a net basis and, as such, excluded from revenues.
Shared Mail - Revenues are recognized when persuasive evidence of a sales arrangement exists and when services are rendered. Shared Mail services are considered rendered when all printing, sorting, labeling and ancillary services have been provided and the package has been shipped and accepted by the USPS. There is no risk pertaining to customer acceptance and the sales arrangement specifies a fixed and determinable price and collectibility is reasonably assured. We provide for an allowance for sales adjustments to estimate claims resulting from billing and sales adjustments in the event of incorrect invoicing, pricing disputes or untimely mailings of clients' advertising material. The amount of this reserve is evaluated monthly taking into account historical trends, specific items and trended sales adjustments.
Neighborhood Targeted - Neighborhood Targeted products are newspaper delivered and revenues are recognized in the period that the product is distributed within the newspapers. ROP revenues are recognized on the date that the advertisement runs in the newspaper. Some clients have contracts whereby we earn a transaction fee and the media costs are pass-through costs to the client. In such cases, we only recognize the transaction fee as revenue on the date the advertisement runs in the newspaper. Client contracts can vary, which may lead to material changes in revenues recognized for this segment, while not materially affecting absolute gross margin dollars.
FSI - Revenues from FSIs are recognized in the period that the product is distributed in the newspaper or shared mail package. In accordance with industry practice, we generally pre-bill FSI customers (except remnant space) in advance of the related distribution date. However, these billings are reflected as progress billings (liability) until the appropriate distribution period. Provision for rebates or pricing adjustments is made at the time that the related revenues are recognized.
International, Digital Media & Services - Revenues for coupon clearing do not include the face value of the coupons processed or the retailer service fee. However, clients are billed for the face value and retailer fee which are included in both accounts receivable and accounts payable. Once coupon processing has been completed, fee revenues are recognized. Revenues for digital products are recognized in the period in which the product is delivered; i.e., through the delivery of website impression or the secure print or download of a client's promotional offer.
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
Interest Rates
As of December 31, 2012, $327.5 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. This interest rate swap agreement effectively fixes, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.

As of December 31, 2012, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the interest rate swap agreement described above was an aggregate principal amount of $146.9 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $4.6 million between January 1, 2013 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of December 31, 2012, we had commitments to purchase $10.6 million in Mexican pesos and $0.5 million in Polish zlotys over the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VALASSIS COMMUNICATIONS, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$94,711	$101,971
Accounts receivable, net (Note 1)	426,899	448,320
Inventories (Note 1)	43,253	41,120
Prepaid expenses and other	36,589	37,655
Total current assets	601,452	629,066
Property, plant and equipment, net (Note 1)	125,832	148,905
Goodwill (Note 2)	632,438	636,471
Other intangible assets, net (Note 2)	215,171	213,613
Other assets	14,142	16,392
Total assets	$1,589,035	$1,644,447

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$22,500	$15,000
Accounts payable	281,320	334,378
Progress billings	39,595	39,975
Accrued expenses (Note 4)	107,467	98,409
Total current liabilities	450,882	487,762
Long-term debt (Note 3)	565,061	587,560
Deferred income taxes	57,258	67,404
Other non-current liabilities	42,271	52,187
Total liabilities	1,115,472	1,194,913
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,394,999 and 65,398,539 shares issued at December 31, 2012 and 2011, respectively; 38,766,530 and 42,347,368 shares outstanding at December 31, 2012 and 2011, respectively)	654	654
Additional paid-in capital	102,373	123,881
Retained earnings	1,128,540	1,021,566
Accumulated other comprehensive income	3,574	2,775
Treasury stock, at cost (26,628,469 and 23,051,171 shares at December 31, 2012 and 2011, respectively)	(761,578)	(699,342)
Total stockholders’ equity	473,563	449,534
Total liabilities and stockholders’ equity	$1,589,035	$1,644,447

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)

	Year Ended
	December 31,
	2012	2011	2010
Revenues	$2,162,084	$2,235,959	$2,333,512
Costs and expenses:
Cost of sales	1,610,139	1,670,271	1,724,606
Selling, general and administrative	317,257	329,060	371,264
Amortization expense	13,806	12,624	12,624
Goodwill impairment (Note 2)	7,585	—	—
Total costs and expenses	1,948,787	2,011,955	2,108,494
Gain from litigation settlement, net (Note 6)	—	—	490,085
Earnings from operations	213,297	224,004	715,103
Other expenses and income:
Interest expense	28,666	35,696	64,904
Interest income	(205)	(372)	(653)
Loss on extinguishment of debt (Note 3)	—	16,318	23,873
Other income, net	(30)	(7,382)	(5,676)
Total other expenses, net	28,431	44,260	82,448
Earnings before income taxes	184,866	179,744	632,655
Income tax expense (Note 7)	65,881	66,314	247,250
Net earnings	$118,985	$113,430	$385,405

Net earnings per common share, basic (Note 8)	$2.96	$2.43	$7.84

Net earnings per common share, diluted (Note 8)	$2.84	$2.33	$7.42

Weighted-average common shares outstanding, basic (Note 8)	40,167	46,684	49,140

Weighted-average common shares outstanding, diluted (Note 8)	41,947	48,777	51,957

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended
	December 31,
	2012	2011	2010
Net earnings	$118,985	$113,430	$385,405
Other comprehensive income (loss), net of tax:
Unrealized changes in fair value of cash flow hedges (a)	(1,542)	(3,116)	(3,276)
Unrealized changes in fair value of available-for-sale securities	—	(117)	117
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income ("AOCI") into earnings (b)	854	3,040	—
Amortization of realized losses and unrealized changes in fair value of discontinued cash flow hedges (c)	—	—	10,721
Foreign currency translation adjustment	1,487	(331)	6
Total other comprehensive income (loss)	$799	$(524)	$7,568
Comprehensive income	$119,784	$112,906	$392,973
(a) Presented net of tax of $1.1 million, $1.9 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(b) Presented net of tax of $(0.5) million and $(2.0) million for the years ended December 31, 2012 and 2011, respectively.

(c) Presented net of tax of $(6.6) million for the year ended December 31, 2010.

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Stockholders' Equity
(U.S. dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
December 31, 2009	$642	$98,927	$522,731	$(4,269)	$(520,170)	$97,861
Net earnings	—	—	385,405	—	—	385,405
Other comprehensive income, net of tax	—	—	—	7,568	—	7,568
Grant/exercise of stock awards	11	(6,064)	—	—	70,203	64,150
Stock-based compensation expense	—	32,125	—	—	—	32,125
Repurchases of common stock	—	—	—	—	(58,225)	(58,225)
December 31, 2010	653	124,988	908,136	3,299	(508,192)	528,884
Net earnings	—	—	113,430	—	—	113,430
Other comprehensive loss, net of tax	—	—	—	(524)	—	(524)
Grant/exercise of stock awards	1	(14,015)	—	—	23,921	9,907
Stock-based compensation expense	—	12,908	—	—	—	12,908
Repurchases of common stock	—	—	—	—	(215,071)	(215,071)
December 31, 2011	654	123,881	1,021,566	2,775	(699,342)	449,534
Net earnings	—	—	118,985	—	—	118,985
Other comprehensive income, net of tax	—	—	—	799	—	799
Grant/exercise of stock awards	—	(35,416)	—	—	49,726	14,310
Stock-based compensation expense	—	13,908	—	—	—	13,908
Repurchases of common stock	—	—	—	—	(111,962)	(111,962)
Dividends declared	—	—	(12,011)	—	—	(12,011)
December 31, 2012	$654	$102,373	$1,128,540	$3,574	$(761,578)	$473,563

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$118,985	$113,430	$385,405
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,955	60,708	61,446
Amortization of debt issuance costs	1,847	3,028	2,353
Provision for losses on accounts receivable	821	4,024	10,138
Goodwill impairment	7,585	—	—
Loss on extinguishment of debt	—	5,748	3,429
(Gain) loss on derivatives, net	(1,251)	6,326	18,816
Loss (gain) on sale of property, plant and equipment	727	72	(47)
Stock-based compensation expense	13,908	12,908	32,125
Deferred income taxes	(9,448)	(7,951)	(3,520)
Intangible asset impairment	—	7,134	—
Changes in assets and liabilities:
Accounts receivable, net	26,148	7,608	(41,254)
Inventories	(2,133)	867	(1,515)
Prepaid expenses and other	2,299	(221)	4,297
Other assets	448	(532)	(1,259)
Accounts payable	(54,769)	4,776	(8,817)
Progress billings	(380)	(13,026)	12,469
Accrued expenses	(8,225)	(7,194)	(18,262)
Other non-current liabilities	(8,478)	2,536	7,522
Total adjustments	27,054	86,811	77,921
Net cash provided by operating activities	146,039	200,241	463,326
Cash flows from investing activities:
Additions to property, plant and equipment	(21,194)	(21,720)	(26,678)
Digital acquisitions, net of cash acquired	(18,653)	—	—
Additions to intangible assets	—	—	(7,582)
Proceeds from sale of property, plant and equipment	261	200	99
Proceeds from sale of available-for-sale securities	—	1,494	465
Net cash used in investing activities	(39,586)	(20,026)	(33,696)
Cash flows from financing activities:
Borrowings of long-term debt	—	610,000	—
Repayments of long-term debt	(15,000)	(713,667)	(304,845)
Debt issuance costs	—	(11,695)	—
Repurchases of common stock	(111,962)	(215,071)	(58,225)
Proceeds from issuance of common stock	11,802	6,814	49,461
Net cash used in financing activities	(115,160)	(323,619)	(313,609)
Effect of exchange rate changes on cash and cash equivalents	1,447	(560)	68
Net increase (decrease) in cash and cash equivalents	(7,260)	(143,964)	116,089
Cash and cash equivalents at beginning of period	101,971	245,935	129,846
Cash and cash equivalents at end of period	$94,711	$101,971	$245,935
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,673	$31,349	$72,394
Cash paid during the period for income taxes	$80,015	$81,539	$237,674
Non-cash financing activities:
Stock issued under stock-based compensation plans	$—	$3,385	$7,634

See accompanying notes to consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
Accounts Receivable
Accounts receivables are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. Accounts receivable are written off when it becomes apparent such amounts will not be collected. Generally, we do not require collateral or other security to support client receivables. The allowance for doubtful accounts was $6.4 million and $6.9 million as of December 31, 2012 and December 31, 2011, respectively.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included the following:

	December 31,
(in thousands of U.S. dollars)	2012	2011
Unrealized changes in fair value of cash flow hedges, net of tax of $2,199 and $1,768, respectively	$(3,551)	$(2,863)
Foreign currency translation	7,125	5,638
Accumulated other comprehensive income	$3,574	$2,775
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash in short-term high credit quality securities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising our client base and their dispersion across many different industries and geographies. No single client accounted for more than 10% of our consolidated accounts receivable or revenues as of or for the years ended December 31, 2012, 2011 or 2010.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

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
Dividends
On December 12, 2012, our Board of Directors adopted a cash dividend policy pursuant to which we intend to pay quarterly cash dividends to holders of our common stock. The cash dividend policy and the payment of future cash dividends under that policy are subject to our Board of Director's continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with all laws and our agreements applicable to the declaration and payment of cash dividends.
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year-to-year have been reported as a component of stockholders' equity in accumulated other comprehensive income.
Goodwill and Other Intangible Assets
Our intangible assets consist primarily of mailing lists, customer relationships, trade names and goodwill. An intangible asset with a finite useful life is amortized on a straight-line basis over its expected useful life, which approximates the manner in which the economic benefits of the intangible asset will be consumed. We review the carrying amounts of our finite-lived assets when facts and circumstances suggest the cash flows emanating from those assets may be diminished. An intangible asset with an indefinite useful life is not amortized but is evaluated at least annually as of December 31st for impairment and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, competition and other economic factors. We have determined that our trade names have indefinite useful lives; therefore, we do not amortize them. The identification of reporting units and the allocation of intangible assets by reporting unit during 2012 were consistent with prior periods.
For goodwill, our annual impairment evaluation compares the fair value of each of our reporting units to its respective carrying amount and consists of two steps. First, we determine the fair values of each of our reporting units, as described below, and compare them to the corresponding carrying amounts. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner equivalent to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit's goodwill.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

In-Store Retailer Network Profit Sharing
Our in-store business has entered into various, multi-year agreements with a network of approximately 15,000 drug, grocery and discount stores granting us the exclusive right to display our client's at-shelf promotions in their stores. Under the terms of these agreements, retailers are entitled to a percentage of the profits associated with their stores. In certain of these agreements, we have provided the retailers with a guaranteed minimum payment amount. Expense associated with these retailer agreements is included in cost of sales in the period in which it is incurred.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out (“FIFO”) basis, or market. Inventories included on the consolidated balance sheets consisted of:

	December 31,
(in thousands of U.S. dollars)	2012	2011
Raw materials	$30,960	$28,075
Work in progress	12,293	13,045
Inventories	$43,253	$41,120

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

		December 31,
	Useful Lives	2012	2011
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,185	$7,167
Buildings, at cost	10 - 30	37,961	37,511
Machinery and equipment, at cost	3 - 20	228,605	217,764
Office furniture and equipment, at cost	3 - 10	233,948	236,994
Leasehold improvements, at cost	5 - 10	28,916	28,563
		536,615	527,999
Less accumulated depreciation		(410,783)	(379,094)
Property, plant and equipment, net		$125,832	$148,905
Depreciation expense was $44.1 million, $48.1 million, and $48.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Revenue Recognition
Our revenue recognition policies vary by product and are summarized as follows:

•
Revenues for newspaper-delivered promotions are recognized in the period the product is distributed in the newspaper. In accordance with Free-standing Inserts ("FSI") industry practice, we generally bill clients in advance of the related distribution date. However, these billings are reflected as a progress billings liability until the distribution date.

•	Products not distributed via newspapers are recognized as revenues when the product is shipped, accepted by the USPS or the service is performed.

•	Coupon processing fee revenues are recognized on completion of coupon processing, and do not include the face value of the coupon or the retailer handling fee.

•	Taxes collected from clients are reported on a net basis and, as such, excluded from revenues.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, useful lives of intangible and fixed assets, fair value of reporting units for goodwill impairment testing, liabilities for self-insured employee benefit plans and income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

2. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows:

(in thousands of U.S. dollars)	Shared Mail	Neighborhood Targeted	Free-standing Inserts	International, Digital Media & Services	Total
Balance as of December 31, 2011
Total goodwill acquired	$721,384	$5,325	$22,357	$93,405	$842,471
Accumulated impairment losses	(187,200)	—	—	(18,800)	(206,000)
Goodwill	534,184	5,325	22,357	74,605	636,471

Goodwill acquired	—	—	—	3,552	3,552
Impairment charges	—	(3,985)	—	(3,600)	(7,585)

Balance as of December 31, 2012
Total goodwill acquired	721,384	5,325	22,357	96,957	846,023
Accumulated impairment losses	(187,200)	(3,985)	—	(22,400)	(213,585)
Goodwill	$534,184	$1,340	$22,357	$74,557	$632,438
The goodwill acquired during the year ended December 31, 2012 relates the acquisition of Brand.net, which is described in Note 12, Brand.net Acquisition. The impairment charges of $7.6 million recognized during the year ended December 31, 2012 resulted from our decision to exit our newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and our solo direct mail business, a reporting unit within International, Digital Media & Services.
We performed annual impairment tests of goodwill as of December 31, 2012, 2011 and 2010. The estimated fair values of our reporting units were in excess of the carrying values of the reporting units; therefore, we concluded goodwill was not impaired as of these dates.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

The components of other intangible assets, net included on the consolidated balance sheets consisted of:

	December 31, 2012				December 31, 2011
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non-compete agreements and other	$47,320	$(13,025)	$34,295	12.2	$40,457	$(9,894)	$30,563	15.1
Customer relationships	142,200	(55,266)	86,934	8.2	140,000	(44,591)	95,409	9.0
Total	$189,520	(68,291)	121,229		$180,457	(54,485)	125,972
Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			93,942				87,641
Other intangible assets, net			$215,171				$213,613

The increases in the gross amounts of intangible assets during the year ended December 31, 2012 reflect the acquisition of Brand.net, which is described in Note 12, Brand.net Acquisition, and other technology related to our digital business.
During the year ended December 31, 2011, we recorded a pre-tax charge of $7.1 million resulting from the impairment of certain acquired patents, which were never placed into service. This write-off is included in cost of sales in the consolidated statement of income for the year ended December 31, 2011.
Amortization expense related to finite-lived intangible assets was $13.8 million, $12.6 million and $12.6 million for the years ended December 31, 2012, 2011 and 2010. Amortization related to these intangible assets is expected to be $14.9 million, $14.9 million, $14.0 million, $13.0 million and $12.8 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, and $51.5 million thereafter.

3. LONG-TERM DEBT
Long-term debt included on the consolidated balance sheets consisted of:

	December 31,
(in thousands of U.S. dollars)	2012	2011
Senior Secured Revolving Credit Facility	$50,000	$50,000
Senior Secured Term Loan A	277,500	292,500
Senior Secured Convertible Notes due 2033, net of discount	61	60
6 5/8% Senior Notes due 2021	260,000	260,000
Total debt	587,561	602,560
Current portion long-term debt	22,500	15,000
Long-term debt	$565,061	$587,560
Maturities of long-term debt are $22.5 million, $37.5 million, $45.0 million, and $222.5 million and $0 for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively, and $260.1 million thereafter.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of December 31, 2012 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

We used the initial borrowing under the Revolving Line of Credit, the proceeds from the Term Loan A and existing cash of $120.0 million to repay the $462.2 million outstanding under our Prior Senior Secured Credit Facility (reflecting all outstanding borrowings thereunder), to pay accrued interest with respect to such loans and to pay the fees and expenses related to the Senior Secured Credit Facility. We recognized a pre-tax loss on extinguishment of debt of $3.0 million during the year ended December 31, 2011, which represents the write-off of related capitalized debt issuance costs. In addition, as further discussed in Note 9, Derivative Financial Instruments and Fair Value Measurements, we recorded in interest expense a pre-tax loss of $2.6 million related to the discontinuation of hedge accounting on the related interest rate swap. We capitalized related debt issuance costs of approximately $6.6 million, which will be amortized over the term of the Senior Secured Credit Facility.
All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of December 31, 2012, we had approximately $42.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $7.4 million in standby letters of credit outstanding as of December 31, 2012).
Interest and Fees
Borrowings under our Senior Secured Credit Facility bear interest, at our option, at either the alternate base rate (defined as the higher of the prime rate announced by the Administrative Agent, the federal funds effective rate or one-month LIBOR, in each case, plus an applicable interest rate margin) (the “Base Rate”) or at the Eurodollar Rate (one-, two-, three- or six-month LIBOR, at our election, as defined in the credit agreement governing the Senior Secured Credit Facility), except for borrowings made in alternate currencies which may not accrue interest based upon the alternate base rate, in each case, plus an applicable interest rate margin. The applicable margins are currently 0.75% per annum for Base Rate loans and 1.75% per annum for Eurodollar Rate loans. The margins applicable to the borrowings under our Senior Secured Credit Facility may be adjusted based on our consolidated leverage ratio, with 1.00% being the maximum Base Rate margin and 2.00% being the maximum Eurodollar Rate margin. See Note 9, Derivative Financial Instruments and Fair Value Measurements, for discussion regarding our various interest rate swap agreements.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of December 31, 2012:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.96:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.97:1.00

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

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
Senior Secured Convertible Notes due 2033 ("2033 Secured Notes")
As of December 31, 2012, an aggregate principal amount of $85,000 (or approximately $61,000 net of discount) of the 2033 Secured Notes remained outstanding pursuant to the 2033 Secured Notes indenture.
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
Covenant Compliance
As of December 31, 2012, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

	December 31,
(in thousands of U.S. dollars)	2012	2011
Accrued interest	$7,275	$7,205
Accrued compensation and benefits	50,305	55,030
Dividends payable	12,011	—
Other accrued expenses	37,876	36,174
Accrued expenses	$107,467	$98,409

5. COMMITMENTS AND CONTINGENCIES
Commitments
Total operating lease rentals, for various office space and equipment, charged to expense were $25.8 million, $27.4 million and $27.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental payments required under noncancelable operating leases as of December 31, 2012 are as follows:

Year Ended December 31,
2013	2014	2015	2016	2017	Thereafter	Total
(in thousands of U.S. dollars)
$18,934	$15,968	$12,084	$9,216	$7,139	$21,418	$84,759
Future minimum contractual commitments pursuant to various agreements are $27.5 million, $22.2 million, $17.4 million and $4.0 million for the years ending December 31, 2013, 2014, 2015 and 2016, respectively.
Future commitments pursuant to current and former senior executive employment agreements, which include non-compete clauses, and excluding any discretionary bonuses, are as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2013	2014	2015	2016	2017	Thereafter	Total
Base Salary	$2,482	$2,253	$1,061	$788	$515	$515	$7,614
Maximum Cash Bonus	1,452	950	—	—	—	—	2,402
Total	$3,934	$3,203	$1,061	$788	$515	$515	$10,016
Our obligation to pay the maximum cash bonus is based on Valassis and certain of the current senior executives attaining earnings, sales, cost and/or individual performance targets. In addition, we have commitments to certain former and current senior executives under a supplemental executive retirement plan (“SERP”). The present value of expected payments under the SERP was $11.6 million and $12.4 million at December 31, 2012 and 2011, respectively, and benefits are payable over the ten years following the cessation of employment by the executive. In addition, the employment agreement of a former executive provides for supplemental benefits for a period of ten years similar to those provided under the SERP plan. The present value of expected payments under this employment agreement was $1.2 million and $1.4 million at December 31, 2012 and 2011, respectively.
Contingencies
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of December 31, 2012, we have recorded a liability of $7.6 million, reflecting our best estimate of our contingent sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

6. GAIN FROM LITIGATION SETTLEMENT
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

7. INCOME TAXES
The components of earnings before income taxes for our domestic and foreign operations were as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2012	2011	2010
United States	$184,237	$174,357	$626,755
Foreign	629	5,387	5,900
Earnings before income taxes	$184,866	$179,744	$632,655
Income taxes have been charged to earnings as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2012	2011	2010
Current:
Federal	$59,121	$64,328	$228,683
Foreign	884	1,554	1,825
State	13,578	10,553	35,028
Total current taxes	73,583	76,435	265,536

Deferred:
Federal	(8,270)	(6,834)	(19,647)
Foreign	(146)	223	1,743
State	714	(3,510)	(382)
Total deferred taxes	(7,702)	(10,121)	(18,286)
Income tax expense	$65,881	$66,314	$247,250
Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested totaled $27.3 million and $30.5 million at December 31, 2012 and December, 31 2011, respectively. As such, we have not provided U.S. income taxes on these reinvested earnings.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

The actual income tax expense differs from expected amounts computed by applying the U.S. federal income tax rate to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2012	2011	2010
Expected income tax expense at statutory rate	$64,703	$62,910	$221,429

Increase (decrease) in taxes resulting from:
Domestic production activities	(3,150)	(2,450)	(2,625)
Statutory expirations of unrecognized tax benefits	(7,862)	(477)	(100)
State and local income taxes, net of federal benefit	9,293	4,766	22,275
Other items, net	2,897	1,565	6,271
Income tax expense	$65,881	$66,314	$247,250
Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2012	2011
Long-term deferred income tax assets (liabilities):
Intangible assets	$(77,347)	$(80,372)
Depreciation on plant and equipment	(25,322)	(33,037)
Deferred compensation	20,726	20,008
Cancellation of indebtedness income	(3,833)	(3,830)
Net operating loss and tax credit carryforwards	12,288	7,316
Stock-based compensation	4,065	4,552
Partnership losses	—	2,603
Investment impairments	5,233	5,202
Foreign	299	315
Acquisition costs	13,425	13,634
Interest rate swaps	2,198	2,083
Allowance for uncollectible accounts	1,067	1,288
Other reserves	7,441	8,958
Long-term deferred income tax liabilities	(39,760)	(51,280)
Valuation allowance	(17,498)	(16,124)
Deferred income tax liabilities	(57,258)	(67,404)

Current deferred income tax assets (liabilities):
Inventory	$815	$622
Accrued expenses	3,770	5,141
Allowance for uncollectible accounts	6,469	7,972
Other reserves	46	(203)
Prepaid expense	(3,473)	(3,465)
Intangible assets	(5,940)	(4,976)
Current deferred income tax assets	1,687	5,091
Valuation allowance	(1,536)	(1,731)
Net current deferred income tax assets	$151	$3,360
Our net current deferred income tax assets of $0.2 million and $3.4 million as of December 31, 2012 and 2011, respectively, are recorded in prepaid expenses and other in the consolidated balance sheets.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Our net deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
(in thousands of U.S. dollars)	2012	2011
Total deferred tax assets	$63,833	$76,193
Total deferred tax liabilities	(120,940)	(140,237)
Net deferred income tax liabilities	$(57,107)	$(64,044)
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

(in millions of U.S. dollars)	2013 - 2017	2018 - 2027	2028 - 2032	Indefinite	Total
Gross deferred tax asset	$0.7	$0.8	$5.9	$4.9	$12.3
Valuation allowance	(0.5)	(0.5)	(1.3)	(3.3)	(5.6)
Net deferred tax asset	$0.2	$0.3	$4.6	$1.6	$6.7
An additional valuation allowance of $13.4 million exists for capitalized costs associated with the ADVO acquisition.
We recognize tax benefits only for tax positions that are more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, the company cannot recognize any benefit for the tax position. In addition, the tax position must continue to meet the more-likely-than-not threshold in each reporting period after initial recognition in order to support continued recognition of a benefit. The following table provides a reconciliation of the beginning and ending balances of gross unrecognized tax benefits:

	Year Ended December 31,
(in thousands of U.S. dollars)	2012	2011
Gross unrecognized tax benefits - January 1,	$9,609	$12,536
Gross increases in tax positions for prior years	1,681	404
Gross decreases in tax positions for prior years	(292)	(1,728)
Gross increases in tax positions for current year	412	38
Gross decreases in tax positions for current year	(6)	(15)
Settlements	(90)	(444)
Lapse of statute of limitations	(7,226)	(1,182)
Gross unrecognized tax benefits - December 31,	$4,088	$9,609
A portion of our unrecognized tax benefits would, if recognized, reduce our effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. As of December 31, 2012 and 2011, the amounts of gross unrecognized tax benefits that would reduce our effective income tax rate were $3.7 million and $9.1 million, respectively.
As of December 31, 2012, we anticipate events may occur over the next twelve months that could have an effect on the liabilities for unrecognized tax benefits. These events could result in a decrease in our liability for unrecognized tax benefits of up to $3.0 million. Other events may occur over the next twelve months that could impact our unrecognized tax benefits; however, it is not possible to reasonably estimate the expected change for these events.
Our policy for recording interest and penalties associated with liabilities for unrecognized tax benefits is to record these items as part of income tax expense, which is consistent with prior periods. We recorded $0.7 million of income tax benefit related to interest on unrecognized tax benefits for the year ended December 31, 2012. Gross interest of $1.7 million and penalties of $0.1

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

million were accrued as of December 31, 2012, and gross interest of $2.4 million and penalties of $0.1 million were accrued as of December 31, 2011.
We file tax returns in various federal, state, and local jurisdictions. In many cases, our liabilities for unrecognized tax benefits relate to tax years that remain open for examination by a jurisdiction's taxing authority. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
United States	9/2005 - 3/2/2007; 2009 - 2012
California	2007 - 2012
Connecticut	2008 - 2012
Illinois	2009 - 2012
Kansas	2009 - 2012
Massachusetts	2009 - 2012
Michigan	2008 - 2012
North Carolina	2009 - 2012
Pennsylvania	2008 - 2012
Texas	2008 - 2012

8. EARNINGS PER SHARE
Earnings per common share data were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net earnings	$118,985	$113,430	$385,405

Weighted-average common shares outstanding, basic	40,167	46,684	49,140
Shares issued on exercise of dilutive options	4,576	5,537	8,178
Shares purchased with assumed proceeds of options and unearned restricted shares	(2,797)	(3,448)	(5,370)
Shares contingently issuable	1	4	9
Weighted-average common shares outstanding, diluted	41,947	48,777	51,957
Net earnings per common share, diluted	$2.84	$2.33	$7.42
Anti-dilutive options excluded from calculation of weighted-average common shares outstanding, diluted	3,308	3,263	1,400

9. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
We formally document our hedge relationships, including the identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. We also formally assess, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. Hedge ineffectiveness did not have a material impact on operations for the years ended December 31, 2012, 2011 or 2010.
Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, we use valuation techniques that place greater reliance on observable inputs and less reliance on

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

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
The notional amounts and fair values of the derivative instruments measured on a recurring basis in the consolidated balance sheets were as follows:

	Notional Amounts		Fair Values
(in millions of U.S. dollars)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$180.6	$186.3	$(5.8)	$(4.6)	Accrued expenses / Other non-current liabilities
Foreign exchange contracts	6.4	—	0.1	—	Prepaid expenses
Derivatives not receiving hedge accounting treatment:
Interest rate swap contract	—	140.0	—	(0.8)	Accrued expenses
Foreign exchange contracts	4.7	11.7	0.3	(1.0)	Prepaid expenses and other / Accrued expenses
Total derivative financial instruments	$191.7	$338.0	$(5.4)	$(6.4)
The following tables summarize the impact of derivative financial instruments on the consolidated financial statements for the indicated periods:

	Year Ended
	December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*			Amount of Pre-tax Gain (Loss) Recognized in OCI			Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$—	$(2.6)	$(5.0)	$(5.4)	$(1.4)	$(5.0)	$—
Foreign exchange contracts	—	—	—	0.1	—	—	—	—	—
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	—	—	(1.4)	—	—	—	—	—	(17.3)
Foreign exchange contracts	1.3	(1.7)	0.3	—	—	—	—	—	—
Total	$1.3	$(1.7)	$(1.1)	$(2.5)	$(5.0)	$(5.4)	$(1.4)	$(5.0)	$(17.3)

*
Amounts recognized in earnings related to interest rate swap contracts are included in interest expense in the consolidated statements of income and amounts recognized in earnings related to foreign exchange contracts are included in cost of sales in the consolidated statements of income.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Interest Rate Swaps
During the second quarter of 2007, we entered into interest rate swap agreements with an aggregate notional principal amount of $480.0 million. We initially designated these interest rate swap agreements as hedging instruments and recorded changes in the fair value of these interest rate swap agreements as a component of accumulated other comprehensive income. We discontinued cash flow hedge accounting treatment for these interest rate swap agreements effective April 1, 2009. The deferred losses on these interest rate swap agreements previously charged to accumulated other comprehensive income were amortized to interest expense and subsequent changes in the fair value of these interest rate swap agreements were recognized in earnings as a component of interest expense until these interest rate swap agreements expired on December 31, 2010.
On December 17, 2009, we entered into an interest rate swap agreement with an initial notional amount of $300.0 million to fix three-month LIBOR at 2.005%, for an effective rate of 4.255%, including the applicable margin, for an equivalent portion of our variable rate debt under our Prior Senior Secured Credit Facility. The effective date of this agreement was December 31, 2010. The notional amount of $300.0 million amortized by $40.0 million at the end of every quarter until it reached $100.0 million for the quarter ended June 30, 2012, the expiration date. The interest rate swap agreement was designated as, and qualified as, a cash flow hedge through the termination of the Prior Senior Secured Credit Facility on June 27, 2011. During the year ended December 31, 2011, as a result of the termination of the Prior Senior Secured Credit Facility, pre-tax losses of $2.6 million were reclassified from accumulated other comprehensive income to earnings as a component of interest expense. Changes in the fair value of this interest rate swap agreement subsequent to the termination of hedge accounting were recognized in earnings as a component of interest expense until expiration of the interest rate swap agreement.
On July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. Under this interest rate swap agreement, we are required to make quarterly payments at a fixed interest rate of 1.8695% per annum to the counterparty on an amortizing notional amount in exchange for receiving variable payments based on the three-month LIBOR interest rate for the same notional amount. After giving effect to the interest rate swap agreement, our effective interest rate for the notional amount, based on the current applicable margin under our Senior Secured Credit Facility, is 3.6195% per annum. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement. This interest rate swap agreement is designated as and qualifies as a cash flow hedge.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of December 31, 2012, we had a commitment to purchase $10.6 million in Mexican pesos and $0.5 million in Polish zlotys over the next year.
Long-Term Debt
The estimated fair market value of our long-term debt was $12.6 million above carrying value and $25.0 million below carrying value as of December 31, 2012 and December 31, 2011, respectively. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices, which represents a Level 1 fair value input. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance, which represent Level 3 fair value inputs.
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

10. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the indicated periods:

	Year Ended December 31,
in thousands, except per share data	2012	2011	2010
Shares repurchased	5,116	8,869	1,734
Aggregate repurchase price	$111,962	$215,071	$58,225
Average price paid per share	$21.89	$24.25	$33.58
As of December 31, 2012, we had authorization to repurchase an additional 2.4 million shares of our common stock under the share repurchase program approved by our Board of Directors.

11. STOCK-BASED COMPENSATION PLANS
The 2008 Omnibus Incentive Compensation Plan (the "Omnibus Plan") was approved by our shareholders on April 24, 2008 as a successor to the:

•	2002 Long-Term Incentive Plan, as amended;

•	Broad-based Incentive Plan, as amended;

•	2005 Executive Restricted Stock Plan; and

•	2005 Employee and Director Restricted Stock Award Plan.
Although awards remain outstanding under these predecessor plans, no additional awards may be granted under these plans commencing with the approval of the Omnibus Plan. In addition, substantially all shares available under the ADVO, Inc. 2006 Incentive Compensation Plan, which we assumed as part of the March 2007 acquisition, were transferred to the Omnibus Plan. The Omnibus Plan originally authorized 7.3 million shares to be issued by way of stock options, stock appreciation rights, restricted stock, restricted stock units or other equity-based awards. Stock options must be awarded at exercise prices at least equal to the fair market value of the shares on the date of grant and expire not later than ten years from the date of grant, with vesting terms ranging from six months to five years from the date of grant. On May 3, 2012, our shareholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock reserved and available for issuance under the 2008 Plan by an additional 1.1 million shares.
At December 31, 2012, there were outstanding stock options held by 1,428 participants for the purchase of 6,932,046 shares of our common stock and there were 1,313,615 shares available for grant under the Omnibus Plan.
A summary of Valassis' stock option activity for the year ended December 31, 2012, is as follows:

	Shares	Weighted Average per Share Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in millions)
Outstanding at beginning of year	8,131,242	$19.45
Granted	802,759	$24.71
Exercised	(1,100,554)	$10.97
Forfeited/Expired	(901,401)	$30.86
Outstanding at end of year	6,932,046	$19.93	5.21	$51.5
Options exercisable at year end	4,227,684	$19.65	3.72	$32.9
Options expected to vest	2,444,513	$20.41	7.54	$16.7
The intrinsic value of options exercised (the amount by which the market price of the Company's stock on the date of exercise exceeded the exercise price) was $15.4 million, $8.7 million and $47.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

The weighted average fair value per option at date of grant during the years ended December 31, 2012, 2011 and 2010 was $10.16, $11.50 and $11.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Year Ended December 31,
	2012	2011	2010
Expected option life (years)	4.4	4.4	4.9
Expected annual volatility	61%	61%	61%
Risk-free interest rate	0.8%	1.2%	2.6%
Dividend yield	2.6%	0.0%	0.0%
A summary of restricted stock activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at beginning of year	550,206	$27.88
Granted	440,150	$25.62
Vested	(281,267)	$29.16
Forfeited	(5,829)	$22.67
Non-vested at end of year	703,260	$26.00
Total stock-based compensation expense was $13.9 million, $12.9 million and $32.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was a total of $21.0 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, which is expected to be recognized over a weighted average period of approximately two years.

12. BRAND.NET ACQUISITION
On June 20, 2012, we acquired, through a wholly-owned subsidiary, Brand.net, an online display, video and mobile advertising platform. The acquisition was accounted for as a purchase under the acquisition method in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") No. 805, Business Combinations. The total purchase price was approximately $18.0 million and did not include direct acquisition costs of approximately $0.7 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The acquisition of Brand.net did not have a material impact on our revenues or net earnings for the year ended December 31, 2012, and would not have had a material impact on our revenues or net earnings for any of the periods included in the consolidated statements of income if the acquisition had been consummated at the beginning of such periods.

13. SEGMENT REPORTING
Our segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Neighborhood Targeted and FSI. All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include Brand.net, a Valassis Digital Company, NCH Marketing Services, Inc., our coupon clearing and analytics business, Valassis Canada, Inc., Promotion Watch and our in-store business. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-maker. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.
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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

The following tables set forth, by segment, revenues, depreciation/amortization and segment profit for the indicated periods:

	Year Ended December 31,
(in millions of U.S. dollars)	Shared Mail	Neighborhood Targeted	FSI	International, Digital Media & Services	Total
2012
Revenues from external customers	$1,365.6	$326.4	$283.9	$186.2	$2,162.1
Intersegment revenues	$16.2	$58.3	$40.1	$—	$114.6
Depreciation/amortization	$31.8	$4.3	$12.8	$9.1	$58.0
Segment profit (loss)	$201.4	$(1.0)	$21.9	$8.3	$230.6
2011
Revenues from external customers	$1,350.8	$374.7	$316.0	$194.5	$2,236.0
Intersegment revenues	$16.8	$50.4	$39.2	$0.4	$106.8
Depreciation/amortization	$36.8	$4.2	$12.7	$7.0	$60.7
Segment profit	$191.9	$7.7	$14.1	$24.3	$238.0
2010
Revenues from external customers	$1,307.2	$479.9	$367.6	$178.8	$2,333.5
Intersegment revenues	$16.8	$27.6	$39.7	$0.4	$84.5
Depreciation/amortization	$41.0	$4.3	$12.8	$3.3	$61.4
Segment profit	$156.8	$20.6	$24.9	$22.7	$225.0
The following table provides reconciliations of total segment profit to earnings from operations for the indicated periods (nonoperating expenses are not allocated to reportable segments and are not used to assess the performance of a reportable segment):

	Year Ended December 31,
(in millions of U.S. dollars)	2012	2011	2010
Total segment profit	$230.6	$238.0	$225.0
Unallocated amounts:
Goodwill impairment	(7.6)	—	—
Intangible asset impairment	—	(7.1)	—
Restructuring and other postemployment charges	(9.7)	(6.9)	—
Gain from litigation settlement	—	—	490.1
Earnings from operations	$213.3	$224.0	$715.1
The $9.7 million of restructuring and other postemployment charges recognized during the year ended December 31, 2012 consisted of $5.3 million of severance and related costs and $0.7 million of Brand.net acquisition costs, both of which were included in selling, general and administrative expenses in the consolidated statements of income, and $3.7 million of lease termination, severance, asset impairment and other costs associated with our decision to exit our solo direct mail business and our newspaper polybag advertising and sampling business, which were included in cost of sales in the consolidated statements of income. The results of operations of these businesses were immaterial to our consolidated results of operations for each of the years ended December 31, 2012, 2011 and 2010.
During the year ended December 31, 2011, we recognized $6.9 million of restructuring and other postemployment charges related to the restructuring of certain non-core businesses and the associated costs, including write-offs of impaired assets, the early termination of leases and severance costs, all of which were included in selling, general and administrative expenses in the consolidated statements of income.

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Domestic and foreign revenues were as follows:

	Year Ended December 31,
(in millions of U.S. dollars)	2012	2011	2010
United States	$2,117.5	$2,182.6	$2,282.0
Foreign	44.6	53.4	51.5
Revenues	$2,162.1	$2,236.0	$2,333.5
Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

	December 31,
(in millions of U.S. dollars)	2012	2011
United States	$118.1	$140.7
Foreign	7.7	8.2
Property, plant and equipment, net	$125.8	$148.9

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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$62,836	$10,745	$21,130	—	$94,711
Accounts receivable, net	116,821	287,230	22,848	—	426,899
Inventories	35,421	7,829	3	—	43,253
Prepaid expenses and other (including intercompany)	1,520,526	3,706,682	1,998	(5,192,617)	36,589
Total current assets	1,735,604	4,012,486	45,979	(5,192,617)	601,452
Property, plant and equipment, net	19,159	105,667	1,006	—	125,832
Goodwill	23,699	601,750	6,989	—	632,438
Other intangible assets, net	11,534	203,637	—	—	215,171
Investments	645,411	15,375	—	(658,355)	2,431
Intercompany note receivable (payable)	364,921	(360,830)	(4,091)	—	—
Other assets	7,543	4,157	11	—	11,711
Total assets	$2,807,871	$4,582,242	$49,894	$(5,850,972)	$1,589,035

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$22,500	$—	$—	$—	$22,500
Accounts payable and intercompany payable	1,653,928	3,804,209	15,800	(5,192,617)	281,320
Progress billings	16,459	7,758	15,378	—	39,595
Accrued expenses	61,741	38,878	6,848	—	107,467
Total current liabilities	1,754,628	3,850,845	38,026	(5,192,617)	450,882
Long-term debt	565,061	—	—	—	565,061
Deferred income taxes	(4,131)	65,398	(4,009)	—	57,258
Other non-current liabilities	18,750	22,722	799	—	42,271
Total liabilities	2,334,308	3,938,965	34,816	(5,192,617)	1,115,472
Stockholders’ equity	473,563	643,277	15,078	(658,355)	473,563
Total liabilities and stockholders’ equity	$2,807,871	$4,582,242	$49,894	$(5,850,972)	$1,589,035

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet
December 31, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$68,887	$7,543	$25,541	—	$101,971
Accounts receivable, net	123,558	302,096	22,666	—	448,320
Inventories	32,159	8,958	3	—	41,120
Prepaid expenses and other (including intercompany)	1,157,263	1,993,450	23,217	(3,136,275)	37,655
Total current assets	1,381,867	2,312,047	71,427	(3,136,275)	629,066
Property, plant and equipment, net	24,790	122,565	1,550	—	148,905
Goodwill	23,584	605,898	6,989	—	636,471
Other intangible assets, net	11,558	202,055	—	—	213,613
Investments	547,366	21,385	—	(565,261)	3,490
Intercompany note receivable (payable)	359,649	(333,683)	(25,966)	—	—
Other assets	9,710	5,271	(2,079)	—	12,902
Total assets	$2,358,524	$2,935,538	$51,921	$(3,701,536)	$1,644,447

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$15,000	—	—	—	$15,000
Accounts payable and intercompany payable	1,210,296	2,246,381	13,976	(3,136,275)	334,378
Progress billings	15,952	10,358	13,665	—	39,975
Accrued expenses	52,675	38,543	7,191	—	98,409
Total current liabilities	1,293,923	2,295,282	34,832	(3,136,275)	487,762
Long-term debt	587,560	—	—	—	587,560
Deferred income taxes	(2,840)	74,241	(3,997)	—	67,404
Other non-current liabilities	30,347	20,887	953	—	52,187
Total liabilities	1,908,990	2,390,410	31,788	(3,136,275)	1,194,913
Stockholders’ equity	449,534	545,128	20,133	(565,261)	449,534
Total liabilities and stockholders’ equity	$2,358,524	$2,935,538	$51,921	$(3,701,536)	$1,644,447

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$708,242	$1,791,307	$60,867	$(398,332)	$2,162,084
Costs and expenses:
Cost of sales	594,732	1,175,245	46,425	(206,263)	1,610,139
Selling, general and administrative	82,057	414,795	12,474	(192,069)	317,257
Amortization expense	23	13,783	—	—	13,806
Goodwill impairment	7,585	—	—	—	7,585
Total costs and expenses	684,397	1,603,823	58,899	(398,332)	1,948,787
Earnings from operations	23,845	187,484	1,968	—	213,297
Other expenses and income:
Interest expense, net	28,561	5	(105)	—	28,461
Intercompany interest	(21,906)	21,859	47	—	—
Other expenses (income), net	240	(871)	601	—	(30)
Total other expenses, net	6,895	20,993	543	—	28,431
Earnings before income taxes	16,950	166,491	1,425	—	184,866
Income tax expense (benefit)	(4,622)	69,441	1,062	—	65,881
Equity in net earnings of subsidiaries	97,413	363	—	(97,776)	—
Net earnings	$118,985	$97,413	$363	$(97,776)	$118,985
Other comprehensive income	799	1,496	1,496	(2,992)	799
Comprehensive income	$119,784	$98,909	$1,859	$(100,768)	$119,784

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2011
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$779,494	$1,787,530	$73,202	$(404,267)	$2,235,959
Costs and expenses:
Cost of sales	667,389	1,153,832	52,458	(203,408)	1,670,271
Selling, general and administrative	107,112	408,853	13,954	(200,859)	329,060
Amortization expense	23	12,601	—	—	12,624
Total costs and expenses	774,524	1,575,286	66,412	(404,267)	2,011,955
Earnings from operations	4,970	212,244	6,790	—	224,004
Other expenses and income:
Interest expense, net	35,432	—	(108)	—	35,324
Intercompany interest	(26,331)	26,012	319	—	—
Loss on extinguishment of debt	16,318	—	—	—	16,318
Other expenses (income), net	(2,919)	(4,657)	194	—	(7,382)
Total other expenses, net	22,500	21,355	405	—	44,260
Earnings (loss) before income taxes	(17,530)	190,889	6,385	—	179,744
Income tax expense	398	63,798	2,118	—	66,314
Equity in net earnings of subsidiaries	131,358	4,267	—	(135,625)	—
Net earnings	113,430	131,358	4,267	(135,625)	113,430
Other comprehensive loss	(524)	(331)	(331)	662	(524)
Comprehensive income	$112,906	$131,027	$3,936	$(134,963)	$112,906

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2010
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$946,595	$1,596,392	$70,498	$(279,973)	$2,333,512
Costs and expenses:
Cost of sales	765,807	1,097,018	49,343	(187,562)	1,724,606
Selling, general and administrative	153,294	295,677	14,704	(92,411)	371,264
Amortization expense	23	12,601	—	—	12,624
Total costs and expenses	919,124	1,405,296	64,047	(279,973)	2,108,494
Gain from litigation settlement, net	490,085	—	—	—	490,085
Earnings from operations	517,556	191,096	6,451	—	715,103
Other expenses and income:
Interest expense, net	64,315	3	(67)	—	64,251
Intercompany interest	(56,786)	56,553	233	—	—
Loss on extinguishment of debt	23,873	—	—	—	23,873
Other income, net	(2,217)	(3,244)	(215)	—	(5,676)
Total other expenses (income), net	29,185	53,312	(49)	—	82,448
Earnings before income taxes	488,371	137,784	6,500	—	632,655
Income tax expense	196,948	48,208	2,094	—	247,250
Equity in net earnings of subsidiaries	93,982	4,406	—	(98,388)	—
Net earnings	385,405	93,982	4,406	(98,388)	385,405
Other comprehensive income	7,568	6	6	(12)	7,568
Comprehensive income	$392,973	$93,988	$4,412	$(98,400)	$392,973

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$47,942	$95,691	$2,406	$—	$146,039
Cash flows from investing activities:
Additions to property, plant and equipment	(6,388)	(14,494)	(312)	—	(21,194)
Digital acquisitions, net of cash acquired	—	(18,653)	—	—	(18,653)
Proceeds from sale of property, plant and equipment	250	5	6	—	261
Net cash used in investing activities	(6,138)	(33,142)	(306)	—	(39,586)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	67,305	(59,347)	(7,958)	—	—
Repayments of long-term debt	(15,000)	—	—	—	(15,000)
Repurchases of common stock	(111,962)	—	—	—	(111,962)
Proceeds from issuance of common stock	11,802	—	—	—	11,802
Net cash used in financing activities	(47,855)	(59,347)	(7,958)	—	(115,160)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,447	—	1,447
Net increase (decrease) in cash and cash equivalents	(6,051)	3,202	(4,411)	—	(7,260)
Cash and cash equivalents at beginning of period	68,887	7,543	25,541	—	101,971
Cash and cash equivalents at end of period	$62,836	$10,745	$21,130	$—	$94,711

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

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$315,019	$139,822	$8,485	$—	$463,326
Cash flows from investing activities:
Additions to property, plant and equipment	(12,282)	(14,064)	(332)	—	(26,678)
Additions to intangible assets	(7,582)	—	—	—	(7,582)
Proceeds from sale of property, plant and equipment	99	—	—	—	99
Proceeds from sale of available-for-sale securities	465	—	—	—	465
Net cash used in investing activities	(19,300)	(14,064)	(332)	—	(33,696)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	125,346	(125,346)	—	—	—
Repayments of long-term debt	(304,845)	—	—	—	(304,845)
Repurchases of common stock	(58,225)	—	—	—	(58,225)
Proceeds from issuance of common stock	49,461	—	—	—	49,461
Net cash used in financing activities	(188,263)	(125,346)	—	—	(313,609)
Effect of exchange rate changes on cash and cash equivalents	—	—	68	—	68
Net decrease in cash and cash equivalents	107,456	412	8,221	—	116,089
Cash and cash equivalents at beginning of period	104,477	7,614	17,755	—	129,846
Cash and cash equivalents at end of period	$211,933	$8,026	$25,976	$—	$245,935

VALASSIS COMMUNICATIONS, INC.
Notes to Consolidated Financial Statements

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a a summary of the quarterly results of operations for the years ended December 31, 2012, 2011 and 2010:

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
Revenues	$518.6		$540.2		$523.8		$579.5
Cost of sales	$388.9		$403.7		$388.3		$429.2
Gross profit	$129.7		$136.5		$135.5		$150.3
Net earnings	$26.4		$21.7	(a)	$36.7	(b)	$34.2
Net earnings per common share, diluted	$0.60		$0.51	(a)	$0.90	(b)	$0.85

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
Revenues	$547.0		$565.3		$528.4		$595.3
Cost of sales	$408.6		$418.0		$395.7		$448.0
Gross profit	$138.4		$147.3		$132.7		$147.3
Net earnings	$21.4	(c)	$30.3	(d)	$27.5		$34.2	(e)
Net earnings per common share, diluted	$0.41	(c)	$0.60	(d)	$0.58		$0.76	(e)

	Three Months Ended
(in millions of U.S. dollars, except per share data)	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010
Revenues	$550.0		$580.0		$572.4		$631.1
Cost of sales	$403.4		$423.8		$421.5		$475.9
Gross profit	$146.6		$156.2		$150.9		$155.2
Net earnings	$322.5	(f)	$11.1	(g)	$27.0		$24.8
Net earnings per common share, diluted	$6.26	(f)	$0.21	(g)	$0.52		$0.47

(a)
Includes $4.7 million, net of tax, or $0.11 per common share, diluted, in goodwill impairment charges (for further information, see Note 2, Goodwill and Other Intangible Assets) and $6.0 million, net of tax, or $0.14 per common share, diluted, in restructuring and other postemployment charges (for further information, see Note 13, Segment Reporting)

(b)	Includes $5.0 million tax benefit, or $0.12 per common share, diluted, resulting from the expiration of certain tax reserves

(c)
Includes $8.2 million loss on extinguishment of debt, net of tax, or $0.16 per common share, diluted, related to our cash tender offer, consent solicitation and redemption of our outstanding 2015 Notes (for further information, see Note 3, Long-Term Debt)

(d)
Includes $3.4 million loss on extinguishment of debt and related charges, net of tax, or $0.07 per common share, diluted, related to the replacement and termination of our Prior Senior Secured Credit Facility (for further information, see Note 3, Long-Term Debt)

(e)
Includes $4.3 million, net of tax, or $0.09 per common share, diluted, in intangible asset write-offs (see Note 2, Goodwill and Other Intangible Assets, for further information) and $4.2 million, net of tax, or $0.08 per common share, diluted, in restructuring and other postemployment charges

(f)
Includes $301.4 million gain on litigation settlement, net of tax and related payments, or $5.85 per common share, diluted, associated with the News America litigation settlement proceeds (for further information, see Note 6, Gain from Litigation Settlement)

(g)
Includes $14.7 million loss on extinguishment of debt, net of tax, or $0.28 per common share, diluted, related to our tender offer and open market repurchases of $297.8 million aggregate principal amount of our 8¼% Senior Notes due 2015 (for further information, see Note 3, Long-Term Debt)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Valassis Communications, Inc.
Livonia, Michigan
We have audited the accompanying consolidated balance sheets of Valassis Communications, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valassis Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Valassis Communications, Inc.
Livonia, Michigan
We have audited the internal control over financial reporting of Valassis Communications, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 1, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
There has been no change in our internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is likely to materially affect, internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
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
Our management conducted an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2012. Our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference. On March 9, 2004, the Corporate Governance/Nominating Committee adopted as its policy that we will consider recommendations from shareholders of candidates for election as a member of our board of directors and that the process for evaluating potential candidates recommended by shareholders and derived from other sources shall be substantially the same. Prior to this action the policy of the Committee had been not to consider candidates recommended by our shareholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference, excluding the Compensation/Stock Option Committee Report on Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements. The following consolidated financial statements of Valassis Communications, Inc. and subsidiaries are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011;

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010;

•	Notes to Consolidated Financial Statements; and

•	Reports of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedules. The following consolidated financial statement schedule of Valassis Communications, Inc. for the years ended December 31, 2012, 2011 and 2010:
Schedule II: Valuation and Qualifying Accounts
Allowance for Doubtful Accounts (Deducted from Accounts Receivable)

(in thousands of U.S. dollars)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2012	$6,927	$821	$1,391	$6,357
Year ended December 31, 2011	$12,113	$4,024	$9,210	$6,927
Year ended December 31, 2010	$7,593	$10,138	$5,618	$12,113
(1) Accounts deemed to be uncollectible.
Schedules not included above have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

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

VALASSIS COMMUNICATIONS, INC.

By: /s/ Robert A. Mason		March 1, 2013
Robert A. Mason, President and Chief Executive Officer

Signature	Title	Date

/s/ Robert A. Mason	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
Robert A. Mason

/s/ Robert L. Recchia	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2013
Robert L. Recchia

/s/ Alan F. Schultz	Chairman of the Board of Directors	March 1, 2013
Alan F. Schultz

/s/ Joseph B. Anderson	Director	March 1, 2013
Joseph B. Anderson

/s/ Kenneth V. Darish	Director	March 1, 2013
Kenneth V. Darish

/s/ Thomas J. Reddin	Director	March 1, 2013
Thomas J. Reddin

/s/ Wallace S. Snyder	Director	March 1, 2013
Wallace S. Snyder

/s/ Luis A. Ubinas	Director	March 1, 2013
Luis A. Ubinas

/s/ Faith Whittlesey	Director	March 1, 2013
Faith Whittlesey

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, ADVO, Inc. and Michigan Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on July 10, 2006).

2.2
Amendment No. 1, dated as of December 18, 2006, to the Agreement and Plan of Merger, dated as of July 5, 2006, by and among Valassis, Michigan Acquisition Corporation and ADVO, Inc. (incorporated by reference to Exhibit 2.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on December 20, 2006).

3.1	Restated Certificate of Incorporation of Valassis (incorporated by reference to Exhibit 3.1 to Valassis' Registration Statement on Form S-1 (SEC File No. 33-45189) filed on January 21, 1992).
3.2	Amended and Restated By-laws of Valassis (incorporated by reference to Exhibit 3.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on March 5, 2008).
4.1
Certificate of Designations of Preferred Stock of Valassis filed with the Office of the Secretary of State of Delaware on September 21, 1999 (incorporated by reference to Exhibit 4 to Valassis' Form 8-K (SEC File No. 001-10991) filed on September 23, 1999).

4.2
Indenture dated as of May 22, 2003, between Valassis and BNY Midwest Trust Company, as trustee, relating to the Senior Convertible Notes due 2033 (incorporated by reference to Exhibit 4.1 to Valassis' Registration Statement on Form S-3 (SEC File No. 333-107787) filed August 8, 2003).

4.3
First Supplemental Indenture, dated as of March 2, 2007, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.4 to Valassis' Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.4
Second Supplemental Indenture, dated as of June 27, 2011, between Valassis and BNY Midwest Trust Company, as trustee, to the Indenture, dated as of May 22, 2003 (incorporated by reference to Exhibit 4.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on July 1, 2011).

4.5
Indenture, dated as of March 2, 2007, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

4.6
First Supplemental Indenture, dated as of April 20, 2009, by and among Valassis, Valassis In-Store Solutions, Inc., Perimeter Marketing Company and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2009 filed on May 8, 2009).

4.7
Second Supplemental Indenture, dated as of October 19, 2010, by and among Valassis, VC Holdings, LLC and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2010 filed on November 8, 2010).

4.8
Third Supplemental Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8¼% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3 to Valassis' Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

4.9
Indenture, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6 5/8% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

4.10
Registration Rights Agreement, dated as of January 28, 2011, by and among Valassis, the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on February 3, 2011).

10.1*
Employment Agreement, dated January 20, 1992 among Robert L. Recchia, Valassis and Valassis Inserts, Inc., including amendment dated February 11, 1992 (incorporated by reference to Exhibit 10.5 to Valassis' Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.1(a)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 2, 1996 (incorporated by reference to Exhibit 10.6(a) to Valassis' Form 10-K) (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.1(b)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated January 3, 1997 (incorporated by reference to Exhibit 10.6(b) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1996 filed on March 27, 1997).

10.1(c)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Robert L. Recchia dated December 9, 1998 (incorporated by reference to Exhibit 10.3(c)* to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.1(d)*
Amendment to Employment Agreement of Robert L. Recchia dated December 23, 1999 (incorporated by reference to Exhibit 10.3(d) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.1(e)*
Amendment to Employment Agreement of Robert L. Recchia dated March 14, 2001 (incorporated by reference to Exhibit 10.3(e) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.1(f)*
Amendment to Employment Agreement of Robert L. Recchia dated December 20, 2001 (incorporated by reference to Exhibit 10.3(f) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 21, 2001 filed on March 29, 2002).

10.1(g)*
Amendment to Employment Agreement of Robert L. Recchia dated July 8, 2002 (incorporated by reference to Exhibit 10.3(g) to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.1(h)*
Amendment to Employment Agreement of Robert L. Recchia dated January 11, 2005 (incorporated by reference to Exhibit 10.3(h) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.1(i)*	Amendment to Employment Agreement of Robert L. Recchia dated as of May 24, 2007 (incorporated by reference to Exhibit 10.3 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 25, 2007).
10.1(j)*
Amendment to Employment Agreement of Robert L. Recchia dated as of December 23, 2008 (incorporated by reference to Exhibit 10.3 to Valassis' Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.1(k)*	Amendment to Employment Agreement of Robert L. Recchia dated May 23, 2012 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 24, 2012).
10.1(l)*
Amendment to Employment Agreement of Robert L. Recchia, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on January 11, 2013).

10.2*
Employment Agreement of Richard P. Herpich dated as of January 17, 1994 (incorporated by reference to Exhibit 10.5* to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(a)*
Amendment to Employment Agreement of Richard P. Herpich dated June 30, 1994 (incorporated by reference to Exhibit 10.5(a)* to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(b)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 19, 1995 (incorporated by reference to Exhibit 10.5(b)* to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(c)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated February 18, 1997 (incorporated by reference to Exhibit 10.5(c)* to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(d)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 30, 1997 (incorporated by reference to Exhibit 10.5(d)* to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(e)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreements of Richard P. Herpich dated December 15, 1998 (incorporated by reference to Exhibit 10.5(e)* to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.2(f)*
Amendment to Employment Agreement of Richard P. Herpich dated January 4, 2000 (incorporated by reference to Exhibit 10.5(f) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.2(g)*
Amendment to Employment Agreement of Richard P. Herpich dated December 21, 2000 (incorporated by reference to Exhibit 10.5(g) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.2(h)*
Amendment to Employment Agreement of Richard P. Herpich dated December 20, 2001 (incorporated by reference to Exhibit 10.5(h) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.2(i)*
Amendment to Employment Agreement of Richard P. Herpich dated May 13, 2002 (incorporated by reference to Exhibit 10.5(i) to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.(j)*
Amendment to Employment Agreement of Richard P. Herpich dated July 8, 2002 (incorporated by reference to Exhibit 10.5(g) to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.2(k)*
Amendment to Employment Agreement of Richard P. Herpich dated January 14, 2005 (incorporated by reference to Exhibit 10.5(k) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.2(l)*
Amendment to Employment Agreement of Richard P. Herpich dated January 18, 2007 (incorporated by reference to Exhibit 10.3 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2007 filed on May 10, 2007).

10.2(m)*
Amendment to Employment Agreement of Richard P. Herpich dated as of December 23, 2008 (incorporated by reference to Exhibit 10.4 to Valassis' Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.2(n)*
Amendment to Employment Agreement of Richard P. Herpich dated as of December 31, 2009 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on January 7, 2010).

10.2(o)*
Consulting Agreement, dated as of October 24, 2011, by and between Valassis Communications, Inc. and Richard P. Herpich (incorporated by reference to Exhibit 10.3 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2011 filed on November 8, 2011)

10.3*
Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated March 18, 1992 (incorporated by reference to Exhibit 10.17 to Valassis' Registration Statement on Form S-1 (SEC File No. 33-45189) originally filed on January 21, 1992).

10.3(a)*
Amendment to Employment Agreement among Alan F. Schultz, Valassis and Valassis Inserts, Inc. dated January 3, 1995 (incorporated by reference to Exhibit 10.16(a) to Valassis' Form 10-K (SEC File No. 001-10991) for the transition period of July 1, 1994 to December 31, 1994 filed on March 31, 1995).

10.3(b)*
Amendment to Employment Agreement and Non Qualified Stock Option of Alan F. Schultz dated December 19, 1995 (incorporated by reference to Exhibit 10.16(b) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1995 filed on March 29, 1996).

10.3(c)*
Amendment to Employment Agreement and Non Qualified Stock Option Agreement of Alan F. Schultz dated September 15, 1998 (incorporated by reference to Exhibit 10.16(c) to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 1998 filed on November 12, 1998).

10.3(d)*
Amendment to Employment Agreement of Alan F. Schultz dated December 16, 1999 (incorporated by reference to Exhibit 10.11(d) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1999 filed on March 28, 2000).

10.3(e)*
Amendment to Employment Agreement of Alan F. Schultz dated March 14, 2001 (incorporated by reference to Exhibit 10.11 (e) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2000 filed on March 27, 2001).

10.3(f)*
Amendment to Employment Agreement of Alan F. Schultz dated December 20, 2001 (incorporated by reference to Exhibit 10.11(f) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2001 filed on March 29, 2002).

10.3(g)*
Amendment to Employment Agreement of Alan F. Schultz dated June 26, 2002 (incorporated by reference to Exhibit 10.11(g) to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.3(h)*
Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2004 (incorporated by reference to Exhibit 10.11(h) to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2004 filed on March 15, 2005).

10.3(i)*	Amendment to Employment Agreement of Alan F. Schultz dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on December 28, 2007).
10.3(j)*	Amendment to Employment Agreement of Alan F. Schultz dated May 12, 2008 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 13, 2008).
10.3(k)*	Amendment to Employment Agreement of Alan F. Schultz dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).
10.3(l)*
Consulting Agreement, dated as of August 22, 2011, by and between Valassis Communications, Inc. and Alan F. Schultz (incorporated by reference to Exhibit 10.1 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2011 filed on November 8, 2011)

10.4*
Employment Agreement dated September 28, 2009, between Brian J. Husselbee, NCH Marketing Services, Inc. and Valassis (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on September 30, 2009).

10.4(a)*	Amendment to Employment Agreement of Brian J. Husselbee dated December 31, 2009 (incorporated by reference to Exhibit 10.3 to Valassis' From 8-K (SEC File No. 001-10991) filed on January 7, 2010).
10.4(b)*	Amendment to Employment Agreement of Brian J. Husselbee dated May 23, 2012 (incorporated by reference to Exhibit 10.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on May 24, 2012).
10.4(c)*
Amendment to Employment Agreement of Brian J. Husselbee, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.3 to Valassis' Form 8-K (SEC File No. 001-10991) filed on January 11, 2013).

10.5	Lease for New Headquarters Building (incorporated by reference to Exhibit 10.21 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 1996 filed on August 14, 1996).
10.6*	Employee Stock Purchase Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 25, 1996).
10.7*
Valassis Communications, Inc. Amended and Restated 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 1998 filed on March 25, 1999).

10.8*
Employment Agreement by and among Robert A. Mason, Valassis Communications, Inc. and Valassis Sales and Marketing, Inc., dated as of January 1, 2002, as amended (incorporated by reference to Exhibit 10.1 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2011 filed on May 10, 2011)

10.8(a)*
Amendment to Employment Agreement of Robert A. Mason, dated as of August 22, 2011 (incorporated by reference to Exhibit 10.2 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2011 filed on November 8, 2011)

10.8(b)*	Amendment to Employment Agreement of Robert A. Mason, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on January 11, 2013).
10.9*
Valassis Communications, Inc. Supplemental Benefit Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.24 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(a)*
First Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated June 25, 2002 (incorporated by reference to Exhibit 10.24(a) to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended June 30, 2002 filed on August 14, 2002).

10.9(b)*
Second Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on December 24, 2008).

10.9(c)*
Third Amendment to Valassis Communications, Inc. Supplemental Benefit Plan dated July 8, 2010 (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on July 9, 2010).

10.10*	Valassis Communications, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 15, 2002).
10.11*
Valassis Communications, Inc. Broad-Based Incentive Plan (incorporated by reference to Exhibit 10.27 to Valassis' Form 10-K (SEC File No. 001 10991) for the year ended December 31, 2002 filed on March 25, 2003).

10.12*	Valassis Communications, Inc. 2005 Executive Restricted Stock Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).
10.13*
Valassis Communications, Inc. 2005 Employee and Director Restricted Stock Award Plan (incorporated by reference to Exhibit D to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 5, 2005).

10.14
Credit Agreement, dated as of March 2, 2007, by and among Valassis, Bear, Stearns & Co. Inc. and Banc of America Securities LLC, as joint bookrunner and joint lead arranger, Bank of America, N.A., as syndication agent, The Royal Bank of Scotland PLC, as co-documentation agent, JPMorgan Chase Bank, N.A., as co-documentation agent, General Electric Capital Corporation, as co-documentation agent, Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.15
First Amendment to Credit Agreement, dated as of January 22, 2009, by and among Valassis, the several lenders parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on January 27, 2009).

10.16
Second Amendment to Credit Agreement, dated as of April 15, 2010, by and among Valassis, the several lender parties thereto, and Bear Stearns Corporate Lending Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on April 16, 2010).

10.17
Guarantee, Security and Collateral Agency Agreement, dated as of March 2, 2007, by and among Valassis and certain of its restricted domestic subsidiaries signatory thereto, as grantors, in favor of Bear Stearns Corporate Lending Inc., in its capacity as collateral agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on March 8, 2007).

10.18*	ADVO, Inc. 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Valassis' Registration Statement on Form S-8 (SEC File No. 333-142661) filed on May 7, 2007).

10.19
Agreement for Information Technology Services, dated April 1, 2005 between ADVO, Inc. and International Business Machine (“IBM”) (incorporated by reference to Exhibit 10(a) to ADVO's Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.2
Agreement for NetWorkStation Management Services, dated April 1, 2005 between ADVO, Inc. and IBM (incorporated by reference to Exhibit 10(c) to ADVO's Form 10-Q (SEC File No. 001-11720) for the quarter ended March 26, 2005 filed on May 5, 2005).

10.21
Assignment Agreement among IBM, ADVO, Inc. and Valassis (incorporated by reference to Exhibit 10.2 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended September 30, 2008 filed on November 10, 2008).

10.22
Valassis' Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.22 to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2011 filed on March 1, 2011).

10.23
Purchase and Sale Agreement, dated March 19, 2008, between Valassis Direct Mail, Inc. and Siro II, LLC, as amended (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.24
One Targeting Centre Lease, dated June 19, 2008, by and between 1 Targeting Centre LLC, Smith CT 3, LLC, Smith CT 4, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.25
235 Great Pond Lease, dated June 19, 2008, by and between 235 Great Pond, LLC, Smith CT 7, LLC, Smith CT 8, LLC and Valassis Direct Mail, Inc. (incorporated by reference to Exhibit 10.3 to Valassis' Form 8-K (SEC File No. 001-10991) filed on June 24, 2008).

10.26*	Valassis Communications, Inc. 2008 Senior Executives Semi-Annual Bonus Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).
10.27*	Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit D to Valassis' Proxy Statement (SEC File No. 001-10991) filed on March 20, 2008).
10.27(a)*
Amendment to Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on March 29, 2012).

10.28*
Form of Non-Qualified Stock Option Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2010 filed on May 7, 2010).

10.29*
Form of Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Valassis' Form 10-Q (SEC File No. 001-10991) for the quarter ended March 31, 2010 filed on May 7, 2008).

10.30*
Form of Performance-Based Restricted Stock Agreement for Executive Officers and Directors under the Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.30 to Valassis' Form 10-K (SEC File No. 001-10991) for the year ended December 31, 2011 filed on March 1, 2011).

10.31
Settlement Agreement and Release, dated as of February 4, 2010, between Valassis Communications, Inc. and News America Incorporated (a/k/a News America Marketing Group), News America Marketing FSI, LLC (successor in interest to News America Marketing FSI, Inc.) and News America Marketing In-Store Services, LLC (successor in interest to News America Marketing In-Store Services, Inc.) (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on February 8, 2010).

10.32
Credit Agreement, dated as of June 27, 2011, by and among Valassis Communications, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as joint bookrunners and joint lead arrangers, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on July 1, 2011).

10.33
Guarantee and Collateral Agreement, dated as of June 27, 2011, by and among Valassis Communications, Inc. and certain of its domestic subsidiaries signatory thereto, as grantors, in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the benefit of the secured parties thereunder (incorporated by reference to Exhibit 10.2 to Valassis' Form 8-K (SEC File No. 001-10991) filed on July 1, 2011).

12.1	Statements of Computation of Ratios.
21.1	Subsidiaries of Valassis Communications, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Robert A. Mason
31.2	Section 302 Certification of Robert L. Recchia
32.1	Section 906 Certification of Robert A. Mason
32.2	Section 906 Certification of Robert L. Recchia
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________

*	Constitutes a management contract or compensatory plan or arrangement.

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