Form 10-Q
period 2013-03-31
VALASSIS COMMUNICATIONS INC
filed 2013-05-08
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013

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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of May 2, 2013, there were 38,826,460 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$97,204	$94,711
Accounts receivable, net (Note 1)	416,789	426,899
Inventories (Note 1)	39,075	43,253
Prepaid expenses and other	30,594	36,589
Total current assets	583,662	601,452
Property, plant and equipment, net (Note 1)	113,602	125,832
Goodwill (Note 2)	632,438	632,438
Other intangible assets, net (Note 2)	211,442	215,171
Other assets	13,414	14,142
Total assets	$1,554,558	$1,589,035
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$26,250	$22,500
Accounts payable	276,565	281,320
Progress billings	36,319	39,595
Accrued expenses (Note 4)	79,161	107,467
Total current liabilities	418,295	450,882
Long-term debt (Note 3)	557,561	565,061
Deferred income taxes	57,624	57,258
Other non-current liabilities	40,701	42,271
Total liabilities	1,074,181	1,115,472
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,394,999 shares issued at March 31, 2013 and December 31, 2012; 38,859,824 and 38,766,530 shares outstanding at March 31, 2013 and December 31, 2012, respectively)	654	654
Additional paid-in capital	94,738	102,373
Retained earnings	1,138,185	1,128,540
Accumulated other comprehensive income	3,080	3,574
Treasury stock, at cost (26,535,175 and 26,628,469 shares at March 31, 2013 and December 31, 2012, respectively)	(756,280)	(761,578)
Total stockholders’ equity	480,377	473,563
Total liabilities and stockholders’ equity	$1,554,558	$1,589,035

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$482,522	$518,585
Costs and expenses:
Cost of sales	360,768	388,894
Selling, general and administrative	76,332	77,617
Amortization expense	3,729	3,156
Total costs and expenses	440,829	469,667
Earnings from operations	41,693	48,918
Other expenses and income:
Interest expense	7,679	7,054
Interest income	(62)	(58)
Other income, net	(302)	(697)
Total other expenses, net	7,315	6,299
Earnings before income taxes	34,378	42,619
Income tax expense (Note 1)	12,709	16,198
Net earnings	$21,669	$26,421

Net earnings per common share, basic (Note 6)	$0.56	$0.63

Net earnings per common share, diluted (Note 6)	$0.54	$0.60

Weighted-average common shares outstanding, basic (Note 6)	38,308	42,114

Weighted-average common shares outstanding, diluted (Note 6)	39,806	44,045

Dividends declared per common share	$0.31	$—

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net earnings	$21,669	$26,421
Other comprehensive income (loss), net of tax:
Unrealized changes in fair value of cash flow hedges	206	(404)
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income into earnings	422	—
Foreign currency translation adjustment	(1,122)	350
Total other comprehensive loss	$(494)	$(54)
Comprehensive income	$21,175	$26,367

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$21,669	$26,421
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,287	14,710
Amortization of debt issuance costs	905	518
Provision for losses on accounts receivable	751	543
Loss (gain) on derivatives, net	170	(178)
Loss (gain) on sale of property, plant and equipment	920	(79)
Stock-based compensation expense	2,986	2,287
Deferred income taxes	1,179	1,004
Changes in assets and liabilities:
Accounts receivable, net	9,359	30,767
Inventories	4,178	7,184
Prepaid expenses and other	6,307	10,939
Other assets	(582)	873
Accounts payable	(4,755)	(52,505)
Progress billings	(3,276)	4,156
Accrued expenses	(28,240)	(31,629)
Other non-current liabilities	(1,408)	(637)
Total adjustments	1,781	(12,047)
Net cash provided by operating activities	23,450	14,374
Cash flows from investing activities:
Additions to property, plant and equipment	(3,342)	(9,265)
Proceeds from sale of property, plant and equipment	5,099	79
Net cash provided by (used in) investing activities	1,757	(9,186)
Cash flows from financing activities:
Repayments of long-term debt	(3,750)	(3,750)
Dividends paid on common shares and restricted stock	(12,011)	—
Repurchases of common stock	(21,168)	(1,366)
Proceeds from issuance of common stock	14,836	5,685
Net cash (used in) provided by financing activities	(22,093)	569
Effect of exchange rate changes on cash and cash equivalents	(621)	(529)
Net increase in cash and cash equivalents	2,493	5,228
Cash and cash equivalents at beginning of period	94,711	101,971
Cash and cash equivalents at end of period	$97,204	$107,199
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,003	$11,192
Cash paid during the period for income taxes	$2,640	$7,630

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Valassis Communications, Inc. (“Valassis,” “we,” and “our”) Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $6.6 million and $6.4 million as of March 31, 2013 and December 31, 2012, respectively.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out basis, or market. Inventories included on the unaudited condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	March 31, 2013	December 31, 2012
Raw materials	$29,219	$30,960
Work in progress	9,856	12,293
Inventories	$39,075	$43,253
Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to property, plant and equipment, net included on the unaudited condensed consolidated balance sheets:

	Useful Lives	March 31, 2013	December 31, 2012
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,195	$7,185
Buildings, at cost	10 - 30	38,036	37,961
Machinery and equipment, at cost	3 - 20	222,896	228,605
Office furniture and equipment, at cost	3 - 10	235,312	233,948
Leasehold improvements, at cost	5 - 10	28,910	28,916
		532,349	536,615
Less accumulated depreciation		(418,747)	(410,783)
Property, plant and equipment, net		$113,602	$125,832

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-05 to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, which amends the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2012, and is to be applied prospectively. We have complied with this guidance as of January 1, 2013, and the adoption of the guidance did not have a material impact on our consolidated financial statements.

2. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes, by reportable segment, the gross amount, accumulated impairment losses and net carrying amount of goodwill included on the unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2013.

(in thousands of U.S. dollars)	Shared Mail	Neighborhood Targeted	Free-standing Inserts	International, Digital Media & Services	Total
Total goodwill acquired	$721,384	$5,325	$22,357	$96,957	$846,023
Accumulated impairment losses	(187,200)	(3,985)	—	(22,400)	(213,585)
Goodwill	534,184	1,340	22,357	74,557	632,438
The components of other intangible assets, net included on the unaudited condensed consolidated balance sheets consisted of:

	March 31, 2013				December 31, 2012
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non-compete agreements and other	$47,320	$(14,067)	$33,253	12.1	$47,320	$(13,025)	$34,295	12.2
Customer relationships	142,200	(57,953)	84,247	7.9	142,200	(55,266)	86,934	8.2
Total	$189,520	(72,020)	117,500		$189,520	(68,291)	121,229
Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			93,942				93,942
Other intangible assets, net			$211,442				$215,171

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. LONG-TERM DEBT
Long-term debt included on the unaudited condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	March 31, 2013	December 31, 2012
Senior Secured Revolving Credit Facility	$50,000	$50,000
Senior Secured Term Loan A	273,750	277,500
Senior Secured Convertible Notes due 2033, net of discount	61	61
6 5/8% Senior Notes due 2021	260,000	260,000
Total debt	583,811	587,561
Current portion long-term debt	26,250	22,500
Long-term debt	$557,561	$565,061
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of March 31, 2013 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2013, we had approximately $42.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $7.4 million in standby letters of credit outstanding as of March 31, 2013).

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of March 31, 2013:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.99:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.79:1.00

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
Covenant Compliance
As of March 31, 2013, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

4. ACCRUED EXPENSES
Accrued expenses included on the unaudited condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	March 31, 2013	December 31, 2012
Accrued interest	$3,046	$7,275
Accrued compensation and benefits	30,658	50,305
Dividends payable	12,024	12,011
Other accrued expenses	33,433	37,876
Accrued expenses	$79,161	$107,467

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of March 31, 2013, we have recorded a liability of $7.6 million, reflecting our best estimate of our potential sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

6. EARNINGS PER SHARE
Our restricted stock awards are deemed participating securities, which requires the computation of earnings per share using the two-class method. The following table provides the calculations of earnings per common share, basic and earnings per common share, diluted included in the unaudited condensed consolidated statements of income:

		Three Months Ended
		March 31,
	(in thousands, except per share data and percentages)	2013	2012
	Numerator:
	Net earnings	$21,669	$26,421
	Less: Dividends declared — common shares and restricted shares (participating securities)	(12,024)	—
	Undistributed earnings	9,645	26,421
	Percentage allocated to common shares[1]	98.3%	100.0%
	Undistributed earnings — common shares	9,481	26,421
	Add: Dividends declared — common shares	11,818	—
	Numerator for basic and diluted earnings per share	$21,299	$26,421

	Denominator:
	Denominator for basic earnings per common share — weighted-average common shares	38,308	42,114
	Incremental shares for stock awards[2]	1,498	1,931
	Denominator for diluted earnings per common share — adjusted weighted-average common shares and assumed conversion	39,806	44,045

	Net earnings per common share, basic	$0.56	$0.63
	Net earnings per common share, diluted	$0.54	$0.60

[1]	Weighted-average common shares outstanding	38,308	42,114
	Weighted-average restricted shares outstanding (participating securities)	668	—
	Total	38,976	42,114
	Percentage allocated to common shares	98.3%	100.0%

[2]	Anti-dilutive shares excluded from calculation of weighted-average incremental shares for stock awards	2,486	3,486

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
We are exposed to market risks arising from adverse changes in foreign exchange rates and interest rates. We manage these risks through a variety of strategies which include the use of derivatives. Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others do not qualify or have not been designated as hedges and are marked to market through earnings. The notional amounts of derivative financial instruments and related fair values measured on a recurring basis and included in the unaudited condensed consolidated balance sheets were as follows:

	Notional Amounts		Fair Values
(in millions of U.S. dollars)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$177.8	$180.6	$(5.1)	$(5.8)	Accrued expenses / Other non-current liabilities
Foreign exchange contracts	6.4	6.4	0.4	0.1	Prepaid expenses
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	1.6	4.7	0.2	0.3	Prepaid expenses
Total derivative financial instruments	$185.8	$191.7	$(4.5)	$(5.4)
The fair values of our interest rate swap contracts and foreign exchange contracts are determined based on third-party valuation models and observable foreign exchange forward contract rates, respectively, both of which represent Level 2 fair value inputs.
The following tables summarize the impact of derivative financial instruments on the unaudited condensed consolidated financial statements for the indicated periods:

	Three Months Ended
	March 31,
	2013	2012	2013	2012	2013	2012
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Gain (Loss) Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$—	$(0.7)	$(0.7)	$—
Foreign exchange contracts	—	—	0.3	—	—	—
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	—	(0.1)	—	—	—	—
Foreign exchange contracts	(0.1)	1.1	—	—	—	—
Total	$(0.1)	$1.0	$0.3	$(0.7)	$(0.7)	$—

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of March 31, 2013, we had a commitment to purchase $7.8 million in Mexican pesos and $0.2 million in Polish zlotys over the next year.
Long-Term Debt
The estimated fair market value of our long-term debt was $15.2 million and $12.6 million above carrying value as of March 31, 2013 and December 31, 2012, respectively. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices, which represents a Level 1 fair value input. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance, which represent Level 3 fair value inputs.
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

8. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the indicated periods:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Shares repurchased	726	59
Aggregate repurchase price	$21,168	$1,366
Average price paid per share	$29.18	$23.10
As of March 31, 2013, we had authorization to repurchase an additional 1.6 million shares of our common stock under the share repurchase program approved by our Board of Directors. On May 3, 2013, our Board of Directors approved an increase of 6.0 million shares to this share repurchase plan.

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. SEGMENT REPORTING
Our segments meeting the quantitative thresholds to be considered reportable are Shared Mail, Free-standing Inserts ("FSI") and Neighborhood Targeted. All other lines of business fall below a materiality threshold and are, therefore, combined together in an “other” segment named International, Digital Media & Services. These business lines include Brand.net, a Valassis Digital Company, NCH Marketing Services, Inc., our coupon clearing and analytics business, Valassis Canada, Inc., Promotion Watch and our in-store business. Our reportable segments are strategic business units that offer different products and services and are subject to regular review by our chief operating decision-maker. They are managed separately because each business requires different executional strategies and caters to different client marketing needs.
The accounting policies of the segments are the same as those described in the 2012 Form 10-K and Note 1, Basis of Presentation and Significant Accounting Policies. We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or infrequently occurring items. Assets are not allocated to reportable segments and are not used to assess the performance of a reportable segment.

The following tables set forth, by segment, revenues, depreciation/amortization and segment profit (loss) for the indicated periods:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	Shared Mail	FSI	Neighborhood Targeted	International, Digital Media & Services	Total
2013
Revenues from external customers	$327.1	$85.7	$23.3	$46.4	$482.5
Intersegment revenues	$4.4	$10.1	$18.0	$—	$32.5
Depreciation/amortization	$6.8	$3.5	$1.2	$1.8	$13.3
Segment profit (loss)[1]	$38.9	$11.1	$(4.4)	$(3.9)	$41.7
2012
Revenues from external customers	$328.1	$76.3	$72.2	$42.0	$518.6
Intersegment revenues	$4.5	$10.0	$13.0	$—	$27.5
Depreciation/amortization	$8.3	$3.2	$1.1	$2.1	$14.7
Segment profit (loss)[1]	$42.4	$5.4	$(1.6)	$2.7	$48.9
1 Total segment profit is equivalent to earnings from operations for the three months ended March 31, 2013 and 2012.
Domestic and foreign revenues were as follows:

	Three Months Ended
	March 31,
(in millions of U.S. dollars)	2013	2012
United States	$471.6	$506.2
Foreign	10.9	12.4
Revenues	$482.5	$518.6
Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	March 31, 2013	December 31, 2012
United States	$105.8	$118.1
Foreign	7.8	7.7
Property, plant and equipment, net	$113.6	$125.8

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$66,820	$13,699	$16,685	$—	$97,204
Accounts receivable, net	105,193	288,152	23,444	—	416,789
Inventories	31,976	7,096	3	—	39,075
Prepaid expenses and other (including intercompany)	1,676,941	4,214,870	1,994	(5,863,211)	30,594
Total current assets	1,880,930	4,523,817	42,126	(5,863,211)	583,662
Property, plant and equipment, net	22,775	89,721	1,106	—	113,602
Goodwill	23,699	601,750	6,989	—	632,438
Other intangible assets, net	11,529	199,913	—	—	211,442
Investments	664,519	17,471	—	(679,264)	2,726
Intercompany note receivable (payable)	328,973	(312,717)	(16,256)	—	—
Other assets	7,420	3,256	12	—	10,688
Total assets	$2,939,845	$5,123,211	$33,977	$(6,542,475)	$1,554,558

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$26,250	$—	$—	$—	$26,250
Accounts payable and intercompany payable	1,799,764	4,325,807	14,205	(5,863,211)	276,565
Progress billings	18,145	6,934	11,240	—	36,319
Accrued expenses	45,067	27,524	6,570	—	79,161
Total current liabilities	1,889,226	4,360,265	32,015	(5,863,211)	418,295
Long-term debt	557,561	—	—	—	557,561
Deferred income taxes	(3,765)	65,398	(4,009)	—	57,624
Other non-current liabilities	16,446	35,466	(11,211)	—	40,701
Total liabilities	2,459,468	4,461,129	16,795	(5,863,211)	1,074,181
Stockholders’ equity	480,377	662,082	17,182	(679,264)	480,377
Total liabilities and stockholders’ equity	$2,939,845	$5,123,211	$33,977	$(6,542,475)	$1,554,558

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$62,836	$10,745	$21,130	$—	$94,711
Accounts receivable, net	116,821	287,230	22,848	—	426,899
Inventories	35,421	7,829	3	—	43,253
Prepaid expenses and other (including intercompany)	1,520,526	3,706,682	1,998	(5,192,617)	36,589
Total current assets	1,735,604	4,012,486	45,979	(5,192,617)	601,452
Property, plant and equipment, net	19,159	105,667	1,006	—	125,832
Goodwill	23,699	601,750	6,989	—	632,438
Other intangible assets, net	11,534	203,637	—	—	215,171
Investments	645,411	15,375	—	(658,355)	2,431
Intercompany note receivable (payable)	364,921	(360,830)	(4,091)	—	—
Other assets	7,543	4,157	11	—	11,711
Total assets	$2,807,871	$4,582,242	$49,894	$(5,850,972)	$1,589,035

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$22,500	$—	$—	$—	$22,500
Accounts payable and intercompany payable	1,653,928	3,804,209	15,800	(5,192,617)	281,320
Progress billings	16,459	7,758	15,378	—	39,595
Accrued expenses	61,741	38,878	6,848	—	107,467
Total current liabilities	1,754,628	3,850,845	38,026	(5,192,617)	450,882
Long-term debt	565,061	—	—	—	565,061
Deferred income taxes	(4,131)	65,398	(4,009)	—	57,258
Other non-current liabilities	18,750	22,722	799	—	42,271
Total liabilities	2,334,308	3,938,965	34,816	(5,192,617)	1,115,472
Stockholders’ equity	473,563	643,277	15,078	(658,355)	473,563
Total liabilities and stockholders’ equity	$2,807,871	$4,582,242	$49,894	$(5,850,972)	$1,589,035

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$137,070	$440,441	$14,822	$(109,811)	$482,522
Costs and expenses:
Cost of sales	108,443	299,013	10,736	(57,424)	360,768
Selling, general and administrative	21,625	103,825	3,269	(52,387)	76,332
Amortization expense	6	3,723	—	—	3,729
Total costs and expenses	130,074	406,561	14,005	(109,811)	440,829
Earnings from operations	6,996	33,880	817	—	41,693
Other expenses and income:
Interest expense	7,679	—	—	—	7,679
Interest income	(18)	—	(44)	—	(62)
Intercompany interest	(9,050)	9,050	—	—	—
Other expenses (income), net	7	712	(1,021)	—	(302)
Total other expenses (income), net	(1,382)	9,762	(1,065)	—	7,315
Earnings before income taxes	8,378	24,118	1,882	—	34,378
Income tax expense	941	11,472	296	—	12,709
Equity in net earnings of subsidiaries	14,232	1,586	—	(15,818)	—
Net earnings	$21,669	$14,232	$1,586	$(15,818)	$21,669
Other comprehensive loss	(494)	(1,112)	(1,112)	2,224	(494)
Comprehensive income	$21,175	$13,120	$474	$(13,594)	$21,175

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$13,200	$13,877	$(3,627)	$—	$23,450
Cash flows from investing activities:
Additions to property, plant and equipment	(568)	(2,577)	(197)	—	(3,342)
Proceeds from sale of property, plant and equipment	—	5,099	—	—	5,099
Net cash provided by (used in) investing activities	(568)	2,522	(197)	—	1,757
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	13,445	(13,445)	—	—	—
Repayments of long-term debt	(3,750)	—	—	—	(3,750)
Dividends paid on common shares and restricted stock	(12,011)	—	—	—	(12,011)
Repurchases of common stock	(21,168)	—	—	—	(21,168)
Proceeds from issuance of common stock	14,836	—	—	—	14,836
Net cash used in financing activities	(8,648)	(13,445)	—	—	(22,093)
Effect of exchange rate changes on cash and cash equivalents	—	—	(621)	—	(621)
Net increase (decrease) in cash and cash equivalents	3,984	2,954	(4,445)	—	2,493
Cash and cash equivalents at beginning of period	62,836	10,745	21,130	—	94,711
Cash and cash equivalents at end of period	$66,820	$13,699	$16,685	$—	$97,204

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$35,072	$(19,760)	$(938)	$—	$14,374
Cash flows from investing activities:
Additions to property, plant and equipment	(2,372)	(6,736)	(157)	—	(9,265)
Proceeds from sale of property, plant and equipment	79	—	—	—	79
Net cash used in investing activities	(2,293)	(6,736)	(157)	—	(9,186)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(24,889)	24,889	—	—	—
Repayments of long-term debt	(3,750)	—	—	—	(3,750)
Repurchases of common stock	(1,366)	—	—	—	(1,366)
Proceeds from issuance of common stock	5,685	—	—	—	5,685
Net cash provided by (used in) financing activities	(24,320)	24,889	—	—	569
Effect of exchange rate changes on cash and cash equivalents	—	—	(529)	—	(529)
Net increase (decrease) in cash and cash equivalents	8,459	(1,607)	(1,624)	—	5,228
Cash and cash equivalents at beginning of period	68,887	7,543	25,541	—	101,971
Cash and cash equivalents at end of period	$77,346	$5,936	$23,917	$—	$107,199

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; possible consolidation in our client base, a significant decrease in the number of stores in our in-store retailer network or a shift in client preferences for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation and/or increased competition from new media formats including digital; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients’ promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; governmental regulation or litigation affecting aspects of our business, including laws and regulations related to the internet, internet-related technologies and activities, privacy and data security; potential security measure breaches or attacks; clients experiencing financial difficulties, or otherwise being unable to meet their obligations as they become due, could affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; a reduction in, or discontinuance of, dividend payments or stock repurchases; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. These and other risks and uncertainties related to our business are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC, and this Quarterly Report on Form 10-Q should be read in conjunction with these filings. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in millions of U.S. dollars, except per share data)	2013	2012
Revenues:
Shared Mail	$327.1	$328.1
Free-standing Inserts	85.7	76.3
Neighborhood Targeted	23.3	72.2
International, Digital Media & Services	46.4	42.0
Total revenues	482.5	518.6
Cost of sales	360.8	388.9
Gross profit	121.7	129.7
Selling, general and administrative	76.3	77.6
Amortization expense	3.7	3.2
Earnings from operations	41.7	48.9
Other expenses and income:
Interest expense, net	7.6	7.0
Other income, net	(0.3)	(0.7)
Total other expenses, net	7.3	6.3
Earnings before income taxes	34.4	42.6
Income tax expense	12.7	16.2
Net earnings	$21.7	$26.4

Net earnings per common share, diluted	$0.54	$0.60

Weighted-average common shares outstanding, diluted	39,806	44,045
Revenues
We reported revenues of $482.5 million and $518.6 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 7.0%. This decrease was due primarily to an anticipated decline in revenues in the Neighborhood Targeted segment resulting from the change in certain client contracts to a fee-based media placement model. Our results of operations for the three months ended March 31, 2012 included approximately $45.0 million in revenues from clients now contracted on a net fee basis. With revenues for the three months ended March 31, 2012 adjusted to a comparable net basis, our revenues for the three months ended March 31, 2013 increased slightly, primarily reflecting increased revenues in our Free-standing Inserts (FSI) segment.
Cost of Sales
Cost of sales was $360.8 million and $388.9 million for the three months ended March 31, 2013 and 2012, respectively. This decrease was due primarily to the aforementioned change in certain client contracts in the Neighborhood Targeted segment to a fee-based media placement model. Gross profit as a percentage of revenues was 25.2% and 25.0% for the three months ended March 31, 2013 and 2012, respectively.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $76.3 million and $77.6 million for the three months ended March 31, 2013 and 2012, respectively, which included non-cash stock-based compensation expense of $3.0 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. This reduction in SG&A expenses primarily reflects savings resulting from cost reductions made in the second half of 2012, which were partially offset by the operating costs of Brand.net.

Income Tax Expense
Income tax expense represented 36.9% and 38.0% of earnings before income taxes for the three months ended March 31, 2013 and 2012, respectively. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.
Net Earnings and Net Earnings per Common Share, Diluted
Net earnings were $21.7 million and $26.4 million for the three months ended March 31, 2013 and 2012, respectively, or $0.54 and $0.60, respectively, per common share, diluted ("diluted EPS"). As further discussed in Segment Results below, this decrease in net earnings was driven by reduced wrap revenues and the shifting of product mix to lower margin products within our Shared Mail segment, continued margin pressure associated with the products in the Neighborhood Targeted segment and, within International, Digital Media & Services, continued investment in our in-store and digital businesses and a decline in coupon redemption volumes at NCH Marketing Services Inc. (“NCH”). The decrease in diluted EPS for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 associated with the decrease in net earnings between these periods was offset, in part, by the repurchases of our common stock in 2012 and during the three months ended March 31, 2013, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted.

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
In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes Brand.net, a Valassis Digital Company, NCH, Valassis Canada, Inc., Promotion Watch, and our in-store business.
We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or non-recurring items. For additional information, see Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Shared Mail
Shared Mail revenues were $327.1 million and $328.1 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 0.3%. The decrease in revenues resulted from lower RedPlum® wrap product revenues due to lower sell-through rates and shifts in product mix, which were partially offset by the postal rate increase effective in January 2013 and continued lift from our Variable Data Postcard.
Shared Mail pieces increased 2.2% to 9.1 billion pieces for the three months ended March 31, 2013 as compared to 8.9 billion pieces for the three months ended March 31, 2012. Shared Mail packages delivered were 883.4 million and 900.5 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 1.9%. As a result of the increase in Shared Mail pieces and the decrease in Shared Mail packages, average pieces per package were 10.0 pieces for the three months ended March 31, 2013 increasing 4.2% from 9.6 pieces for the three months ended March 31, 2012.
Gross margin as a percentage of revenues was 25.9% and 27.6% for the three months ended March 31, 2013 and 2012, respectively. Gross margin as a percentage of revenues was unfavorably impacted by the reduction in RedPlum® wrap product revenues and by a product mix shift toward lower margin products. Offsetting the unfavorable impact in gross margin as a percentage of revenues were efficiencies in unused postage which decreased to 14.6% for the three months ended March 31, 2013 from 17.0% for the three months ended March 31, 2012, our package optimization efforts and distribution alliances.

Segment profit was $38.9 million and $42.4 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 8.3%. Segment profit as a percentage of revenues was 11.9% and 12.9% for the three months ended March 31, 2013 and 2012, respectively. The decrease in segment profit as a percentage of revenues was the result of the reduction in RedPlum® wrap product revenues and dynamics related to product mix, which were offset, in part, by decreased SG&A costs.
Free-standing Inserts
FSI revenues were $85.7 million and $76.3 million for the three months ended March 31, 2013 and 2012, respectively, an increase of 12.3%. FSI segment profit was $11.1 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively, an increase of 105.6%. These increases in revenues and segment profit reflect an increase in page volume and market share gains.
Neighborhood Targeted
Neighborhood Targeted revenues were $23.3 million and $72.2 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 67.7%, primarily due to the change in certain client contracts to a fee-based media placement model and the impact of our decision in the second quarter of 2012 to exit our newspaper polybag advertising and sampling business. Segment loss was $4.4 million for the three months ended March 31, 2013 as compared to segment loss of $1.6 million for the three months ended March 31, 2012, which reflects continued margin pressure associated with the products in this segment.
International, Digital Media & Services
International, Digital Media & Services revenues were $46.4 million and $42.0 million for the three months ended March 31, 2013 and 2012, respectively, an increase of 10.5%, which was driven by growth in our in-store and digital businesses. Segment loss was $3.9 million for the three months ended March 31, 2013 as compared to segment profit of $2.7 million for the three months ended March 31, 2012, which was primarily attributable to continued investment in our in-store and digital businesses and a decline in coupon redemption volumes at NCH.

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
The following table presents our available sources of liquidity as of March 31, 2013:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$97.2	(a)
Debt facilities:
Senior Secured Revolving Credit Facility	$100.0	57.4	(b)	42.6
Total Available				$139.8

(a)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $16.7 million of cash and cash equivalents as of March 31, 2013. In the event we alter our current position and repatriate funds in the future, we may be required to accrue and pay U.S. taxes on a portion thereof.

(b)	Represents $50.0 million outstanding under our Revolving Line of Credit (as defined below) and $7.4 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents
The following table summarizes the decrease in cash and cash equivalents for the indicated period:

Three Months Ended
(in millions of U.S. dollars)	March 31, 2013
Net cash provided by operating activities	$23.5
Net cash provided by investing activities	1.8
Net cash used in financing activities	(22.1)
Effect of exchange rate changes on cash and cash equivalents	(0.7)
Net increase in cash and cash equivalents	2.5
Cash and cash equivalents at beginning of period	94.7
Cash and cash equivalents at end of period	$97.2
Operating Activities – Net cash provided by operating activities was $23.5 million for the three months ended March 31, 2013. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the three months ended March 31, 2013:

•
net cash inflows of $9.4 million associated with the decrease in accounts receivable, net, which was partially offset by net cash outflows of $4.8 million related to the decrease in accounts payable, both of which reflect customary fluctuations in the timing of working capital inflows and outflows; and

•	net cash outflows of $28.2 million associated with the decrease in accrued expenses, which resulted primarily from payments related to certain annual incentive programs.
Investing Activities – Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2013, which reflects $5.1 million of net proceeds received from the sale of plant, property and equipment, which were offset, in part, by $3.3 million of capital acquisitions of property, plant and equipment.
Financing Activities – Net cash used in financing activities was $22.1 million for the three months ended March 31, 2013, which resulted from $3.8 million of principal payments of long-term debt, $12.0 million of dividends paid on common shares and restricted stock and the repurchase of $21.2 million, or 725,512 shares of our common stock at an average price of $29.18 per share, which were offset, in part, by $14.8 million of proceeds from stock option exercises.
Current and Long-term Debt
As of March 31, 2013, we had outstanding $583.8 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes, $273.7 million and $50.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively, and $0.1 million of our Senior Secured Convertible Notes due 2033, or the 2033 Secured Notes. As of March 31, 2013, we had total outstanding letters of credit of approximately $7.4 million.
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and remains outstanding as of March 31, 2013 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of March 31, 2013, we had approximately $42.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $7.4 million in standby letters of credit outstanding as of March 31, 2013).
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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of March 31, 2013:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.99:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.79:1.00
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

Repurchases of Debt
Subject to applicable limitations in our Senior Secured Credit Facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise. The indenture governing the 2033 Secured Notes entitles the holders of such notes to put these notes to Valassis on May 23, 2013 (the "put date"). We have provided the trustee of the 2033 Secured Notes with the required notice associated with the put date. As of March 31, 2013, the outstanding amount of our 2033 Secured Notes was $0.1 million.

Covenant Compliance
As of March 31, 2013, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $3.3 million for the three months ended March 31, 2013, and are expected to be an aggregate amount of approximately $25.0 million for the 2013 fiscal year. It is expected these expenditures will be made using funds provided by operations.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that in certain circumstances affect amounts reported in the accompanying unaudited condensed consolidated financial statements. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies have not changed materially from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our principal market risks are interest rates on various debt instruments and foreign exchange rates at our international subsidiaries.
Interest Rates
As of March 31, 2013, $323.7 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. This interest rate swap agreement effectively fixes, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.
As of March 31, 2013, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $145.9 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreements or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $4.2 million between April 1, 2013 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of March 31, 2013, we had commitments to purchase $7.8 million in Mexican pesos and $0.2 million in Polish zlotys over the next 12 months.

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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition and future results. The risks described in our 2012 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
January 1, 2013 to January 31, 2013	—	$—	—	2,372,222
February 1, 2013 to February 28, 2013	90,000	$27.15	90,000	2,282,222
March 1, 2013 to March 31, 2013	635,512	$29.46	635,512	1,646,710
	725,512	$29.18	725,512

(a)
On August 25, 2005, our Board of Directors approved the repurchase of 5 million shares of our common stock. This share repurchase plan was suspended in February 2006. On May 6, 2010, our Board of Directors reinstated this share repurchase plan. In May 2011, our Board of Directors approved an increase of 6 million shares to this share repurchase plan. In May 2012, our Board of Directors approved an additional increase of 6 million shares to this share repurchase plan. On May 3, 2013, our Board of Directors approved an additional increase of 6 million shares to this share repurchase plan.

(b)	Our ability to make share repurchases may be limited by the documents governing our indebtedness.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated as of May 7, 2013, by and between Valassis Communications, Inc. and Ronald L. Goolsby.

10.2
Employment Agreement, as amended, between Valassis Communications, Inc. and James D. Parkinson (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on April 30, 2013).

10.3	Amended and Restated Employment Agreement, dated as of May 7, 2013, by and between Valassis Communications, Inc. and Suzanne Brown.

10.4	Form of Change in Control Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on April 18, 2013).

10.5
Amended and Restated Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 3, 2013).

10.6
Amended and Restated Valassis Communications, Inc. 2008 Senior Executives Bonus Plan (incorporated by reference to Exhibit D to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 3, 2013).

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
Dated: May 7, 2013

Valassis Communications, Inc. (Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated as of May 7, 2013, by and between Valassis Communications, Inc. and Ronald L. Goolsby.

10.2
Employment Agreement, as amended, between Valassis Communications, Inc. and James D. Parkinson (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on April 30, 2013).

10.3	Amended and Restated Employment Agreement, dated as of May 7, 2013, by and between Valassis Communications, Inc. and Suzanne Brown.

10.4	Form of Change in Control Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Valassis' Form 8-K (SEC File No. 001-10991) filed on April 18, 2013).

10.5
Amended and Restated Valassis Communications, Inc. 2008 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit C to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 3, 2013).

10.6
Amended and Restated Valassis Communications, Inc. 2008 Senior Executives Bonus Plan (incorporated by reference to Exhibit D to Valassis' Proxy Statement (SEC File No. 001-10991) filed on April 3, 2013).

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