Form 10-Q
period 2013-06-30
VALASSIS COMMUNICATIONS INC
filed 2013-08-06
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of August 2, 2013, there were 37,776,399 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$88,645	$94,711
Accounts receivable, net (Note 1)	388,025	426,899
Inventories (Note 1)	36,052	43,253
Prepaid expenses and other	55,021	36,589
Total current assets	567,743	601,452
Property, plant and equipment, net (Note 1)	112,846	125,832
Goodwill (Note 2)	632,438	632,438
Other intangible assets, net (Note 2)	207,713	215,171
Other assets	13,668	14,142
Total assets	$1,534,408	$1,589,035
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$30,000	$22,500
Accounts payable	268,009	281,320
Progress billings	37,259	39,595
Accrued expenses (Note 4)	97,431	107,467
Total current liabilities	432,699	450,882
Long-term debt (Note 3)	535,004	565,061
Deferred income taxes	57,842	57,258
Other non-current liabilities	40,130	42,271
Total liabilities	1,065,675	1,115,472
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,394,999 shares issued at June 30, 2013 and December 31, 2012; 37,731,308 and 38,766,530 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	654	654
Additional paid-in capital	96,089	102,373
Retained earnings	1,153,275	1,128,540
Accumulated other comprehensive income	2,889	3,574
Treasury stock, at cost (27,663,691 and 26,628,469 shares at June 30, 2013 and December 31, 2012, respectively)	(784,174)	(761,578)
Total stockholders’ equity	468,733	473,563
Total liabilities and stockholders’ equity	$1,534,408	$1,589,035

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$495,887	$540,238	$978,409	$1,058,823
Costs and expenses:
Cost of sales	364,543	403,727	725,311	792,621
Selling, general and administrative	77,723	83,523	154,055	161,140
Amortization expense	3,729	3,156	7,458	6,312
Goodwill impairment (Note 10)	—	7,585	—	7,585
Total costs and expenses	445,995	497,991	886,824	967,658
Earnings from operations	49,892	42,247	91,585	91,165
Other expenses and income:
Interest expense	7,498	6,755	15,177	13,809
Interest income	(46)	(70)	(108)	(128)
Other income, net	(621)	(77)	(923)	(774)
Total other expenses, net	6,831	6,608	14,146	12,907
Earnings before income taxes	43,061	35,639	77,439	78,258
Income tax expense (Note 1)	16,275	13,932	28,984	30,130
Net earnings	$26,786	$21,707	$48,455	$48,128

Net earnings per common share, basic (Note 6)	$0.70	$0.53	$1.25	$1.16

Net earnings per common share, diluted (Note 6)	$0.68	$0.51	$1.21	$1.11

Weighted-average common shares outstanding, basic (Note 6)	37,687	41,170	37,998	41,642

Weighted-average common shares outstanding, diluted (Note 6)	38,951	42,719	39,379	43,382

Dividends declared per common share	$0.31	$—	$0.62	$—

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$26,786	$21,707	$48,455	$48,128
Other comprehensive income (loss), net of tax:
Unrealized changes in fair value of cash flow hedges	(124)	(575)	82	(979)
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income into earnings	447	—	869	—
Foreign currency translation adjustment	(514)	203	(1,636)	553
Total other comprehensive loss	(191)	(372)	(685)	(426)
Comprehensive income	$26,595	$21,335	$47,770	$47,702

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$48,455	$48,128
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,705	29,097
Amortization of debt issuance costs	1,553	858
Provision for losses on accounts receivable	1,093	883
Goodwill impairment	—	7,585
Loss (gain) on derivatives, net	153	(1,049)
Loss on sale of property, plant and equipment	946	405
Stock-based compensation expense	6,495	4,801
Deferred income taxes	68	826
Changes in assets and liabilities:
Accounts receivable, net	37,781	73,243
Inventories	7,201	10,754
Prepaid expenses and other	(18,630)	(16,417)
Other assets	(1,293)	292
Accounts payable	(13,311)	(79,017)
Progress billings	(2,336)	(679)
Accrued expenses	(8,031)	(9,124)
Other non-current liabilities	(1,430)	(783)
Total adjustments	34,964	21,675
Net cash provided by operating activities	83,419	69,803
Cash flows from investing activities:
Additions to property, plant and equipment	(10,408)	(11,770)
Digital acquisitions, net of cash acquired	—	(18,362)
Proceeds from sale of property, plant and equipment	5,188	217
Net cash used in investing activities	(5,220)	(29,915)
Cash flows from financing activities:
Repayments of long-term debt	(22,557)	(7,500)
Dividends paid on common shares and restricted stock	(24,035)	—
Repurchases of common stock	(53,412)	(65,900)
Proceeds from issuance of common stock	16,514	6,305
Net cash used in financing activities	(83,490)	(67,095)
Effect of exchange rate changes on cash and cash equivalents	(775)	473
Net decrease in cash and cash equivalents	(6,066)	(26,734)
Cash and cash equivalents at beginning of period	94,711	101,971
Cash and cash equivalents at end of period	$88,645	$75,237

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,575	$13,675
Cash paid during the period for income taxes	$39,951	$48,744

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
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $5.8 million and $6.4 million as of June 30, 2013 and December 31, 2012, respectively.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out basis, or market. Inventories included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	June 30, 2013	December 31, 2012
Raw materials	$28,595	$30,960
Work in progress	7,457	12,293
Inventories	$36,052	$43,253
Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to property, plant and equipment, net included on the condensed consolidated balance sheets:

	Useful Lives	June 30, 2013	December 31, 2012
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,183	$7,185
Buildings, at cost	10 - 30	38,118	37,961
Machinery and equipment, at cost	3 - 20	223,440	228,605
Office furniture and equipment, at cost	3 - 10	240,231	233,948
Leasehold improvements, at cost	5 - 10	28,979	28,916
		537,951	536,615
Less accumulated depreciation		(425,105)	(410,783)
Property, plant and equipment, net		$112,846	$125,832

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11 to clarify the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal periods, and interim periods within those years, beginning after December 15, 2013, and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date with retrospective application also permitted. We will comply with this guidance as of January 1, 2014, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05 to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.
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

2. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes, by reportable segment, the gross amount, accumulated impairment losses and net carrying amount of goodwill included on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2013.

(in thousands of U.S. dollars)	Shared Mail	Neighborhood Targeted	Free-standing Inserts	International, Digital Media & Services	Total
Total goodwill acquired	$721,384	$5,325	$22,357	$96,957	$846,023
Accumulated impairment losses	(187,200)	(3,985)	—	(22,400)	(213,585)
Goodwill	$534,184	$1,340	$22,357	$74,557	$632,438
The components of other intangible assets, net included on the condensed consolidated balance sheets consisted of:

	June 30, 2013				December 31, 2012
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non-compete agreements and other	$47,320	$(15,109)	$32,211	12.0	$47,320	$(13,025)	$34,295	12.2
Customer relationships	142,200	(60,640)	81,560	7.7	142,200	(55,266)	86,934	8.2
Total	$189,520	$(75,749)	113,771		$189,520	$(68,291)	121,229
Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			93,942				93,942
Other intangible assets, net			$207,713				$215,171

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. LONG-TERM DEBT
Long-term debt included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	June 30, 2013	December 31, 2012
Senior Secured Revolving Credit Facility	$35,000	$50,000
Senior Secured Term Loan A	270,000	277,500
Senior Secured Convertible Notes due 2033, net of discount	4	61
6 5/8% Senior Notes due 2021	260,000	260,000
Total debt	565,004	587,561
Current portion long-term debt	30,000	22,500
Long-term debt	$535,004	$565,061
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and $35.0 million remains outstanding as of June 30, 2013 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2013, we had approximately $57.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $7.4 million in standby letters of credit outstanding as of June 30, 2013).

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of June 30, 2013:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.98:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.46:1.00
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
Covenant Compliance
As of June 30, 2013, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	June 30, 2013	December 31, 2012
Accrued interest	$7,323	$7,275
Accrued compensation and benefits	43,167	50,305
Dividends payable	11,696	12,011
Other accrued expenses	35,245	37,876
Accrued expenses	$97,431	$107,467

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of June 30, 2013, we have recorded a liability of $7.6 million, reflecting our best estimate of our potential sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

6. EARNINGS PER SHARE
Our restricted stock awards are deemed participating securities, which require the computation of earnings per share using the two-class method. The following table provides the calculations of earnings per common share, basic and earnings per common share, diluted included in the unaudited condensed consolidated statements of income:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	(in thousands, except per share data and percentages)	2013	2012	2013	2012
	Numerator:
	Net earnings	$26,786	$21,707	$48,455	$48,128
	Less: Dividends declared — common shares and restricted shares (participating securities)	(11,696)	—	(23,720)	—
	Undistributed earnings	15,090	21,707	24,735	48,128
	Percentage allocated to common shares[1]	98.3%	100.0%	98.3%	100.0%
	Undistributed earnings — common shares	14,833	21,707	24,315	48,128
	Add: Dividends declared — common shares	11,497	—	23,315	—
	Numerator for basic and diluted earnings per share	$26,330	$21,707	$47,630	$48,128

	Denominator:
	Denominator for basic earnings per common share — weighted-average common shares	37,687	41,170	37,998	41,642
	Incremental shares for stock awards[2]	1,264	1,549	1,381	1,740
	Denominator for diluted earnings per common share — adjusted weighted-average common shares and assumed conversion	38,951	42,719	39,379	43,382

	Net earnings per common share, basic	$0.70	$0.53	$1.25	$1.16
	Net earnings per common share, diluted	$0.68	$0.51	$1.21	$1.11

[1]	Weighted-average common shares outstanding	37,687	41,170	37,998	41,642
	Weighted-average restricted shares outstanding (participating securities)	648	—	658	—
	Total	38,335	41,170	38,656	41,642
	Percentage allocated to common shares	98.3%	100.0%	98.3%	100.0%

[2]	Anti-dilutive shares excluded from calculation of weighted-average incremental shares for stock awards	2,788	3,521	2,637	3,403

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

	Notional Amounts		Fair Values
(in millions of U.S. dollars)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$175.0	$180.6	$(4.3)	$(5.8)	Accrued expenses / Other non-current liabilities
Foreign exchange contracts	9.8	6.4	0.1	0.1	Prepaid expenses
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	—	4.7	—	0.3	Prepaid expenses
Total derivative financial instruments	$184.8	$191.7	$(4.2)	$(5.4)
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
The following tables summarize the impact of derivative financial instruments on the unaudited condensed consolidated financial statements for the indicated periods:

	Three Months Ended
	June 30,
	2013	2012	2013	2012	2013	2012
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Gain (Loss) Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$0.1	$(0.9)	$(0.7)	$—
Foreign exchange contracts	—	—	(0.3)	—	—	—
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	(0.2)	(0.2)	—	—	—	—
Total	$(0.2)	$(0.2)	$(0.2)	$(0.9)	$(0.7)	$—

	Six Months Ended
	June 30,
	2013	2012	2013	2012	2013	2012
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Gain (Loss) Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$0.1	$(1.6)	$(1.4)	$—
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	—	(0.1)	—	—	—	—
Foreign exchange contracts	(0.3)	0.9		—		—
Total	$(0.3)	$0.8	$0.1	$(1.6)	$(1.4)	$—

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
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of June 30, 2013, we had a commitment to purchase $9.1 million in Mexican pesos and $0.7 million in Polish zlotys over the next year.
Long-Term Debt
The estimated fair market value of our long-term debt was $7.3 million below carrying value as of June 30, 2013 and $12.6 million above carrying value December 31, 2012. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices, which represents a Level 1 fair value input. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance, which represent Level 3 fair value inputs.
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

8. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Shares repurchased	1,263	3,236	1,989	3,295
Aggregate repurchase price	$32,243	$64,535	$53,412	$65,900
Average price paid per share	$25.53	$19.94	$26.85	$20.00
As of June 30, 2013, we had authorization to repurchase an additional 6.4 million shares of our common stock under the share repurchase program approved by our Board of Directors.

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth, by segment, revenues, depreciation/amortization and segment profit (loss) for the indicated periods:

	Three Months Ended
	June 30,
(in millions of U.S. dollars)	Shared Mail	FSI	Neighborhood Targeted	International, Digital Media & Services	Total
2013
Revenues from external customers	$335.9	$80.2	$28.9	$50.9	$495.9
Intersegment revenues	$3.8	$10.8	$15.2	$—	$29.8
Depreciation/amortization	$5.4	$2.1	$0.7	$3.2	$11.4
Segment profit (loss)	$43.9	$9.4	$(1.5)	$(0.5)	$51.3
2012
Revenues from external customers	$348.8	$70.5	$77.5	$43.4	$540.2
Intersegment revenues	$3.9	$10.1	$13.6	$—	$27.6
Depreciation/amortization	$8.2	$3.2	$1.0	$2.0	$14.4
Segment profit (loss)	$52.3	$7.3	$(2.4)	$2.3	$59.5

	Six Months Ended
	June 30,
(in millions of U.S. dollars)	Shared Mail	FSI	Neighborhood Targeted	International, Digital Media & Services	Total
2013
Revenues from external customers	$663.0	$165.9	$52.2	$97.3	$978.4
Intersegment revenues	$8.2	$20.9	$33.2	$—	$62.3
Depreciation/amortization	$12.2	$5.6	$1.9	$5.0	$24.7
Segment profit (loss)	$82.8	$20.5	$(5.9)	$(4.4)	$93.0
2012
Revenues from external customers	$676.9	$146.8	$149.7	$85.4	$1,058.8
Intersegment revenues	$8.4	$20.1	$26.6	$—	$55.1
Depreciation/amortization	$16.5	$6.4	$2.1	$4.1	$29.1
Segment profit (loss)	$94.8	$12.7	$(4.0)	$5.0	$108.5

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides reconciliations of total segment profit to earnings from operations for the indicated periods (nonoperating expenses are not allocated to reportable segments and are not used to assess the performance of a reportable segment):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars)	2013	2012	2013	2012
Total segment profit	$51.3	$59.5	$93.0	$108.5
Unallocated amounts:
Goodwill impairment	—	7.6	—	7.6
Restructuring and other charges	1.4	9.7	1.4	9.7
Earnings from operations	$49.9	$42.2	$91.6	$91.2
The $1.4 million of restructuring and other charges recognized during the three and six months ended June 30, 2013 reflected severance and related costs, of which $0.9 million were included in selling, general and administrative expenses in the unaudited, condensed consolidated statements of income and $0.5 million were included in cost of sales in the unaudited, condensed consolidated statements of income. The goodwill impairment charges of $7.6 million recognized during the three and six months ended June 30, 2012 resulted from our decision to exit our newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and our solo direct mail business, a reporting unit within International, Digital Media & Services. The $9.7 million of restructuring and other charges recognized during the three and six months ended June 30, 2012 consisted of $5.3 million of severance and related costs and $0.7 million of Brand.net acquisition costs, both of which were included in selling, general and administrative expenses in the unaudited, condensed consolidated statements of income, and $3.7 million of lease termination, severance, asset impairment and other costs associated with our decision to exit our solo direct mail business and our newspaper polybag advertising and sampling business, which were included in cost of sales in the unaudited, condensed consolidated statements of income. The results of operations of these businesses were immaterial to our consolidated results of operations for each of the three and six months ended June 30, 2012.
Domestic and foreign revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars)	2013	2012	2013	2012
United States	$482.3	$529.7	$953.9	$1,035.9
Foreign	13.6	10.5	24.5	22.9
Revenues	$495.9	$540.2	$978.4	$1,058.8
Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	June 30, 2013	December 31, 2012
United States	$105.1	$118.1
Foreign	7.7	7.7
Property, plant and equipment, net	$112.8	$125.8

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$58,374	$14,097	$16,174	$—	$88,645
Accounts receivable, net	84,814	277,442	25,769	—	388,025
Inventories	28,418	7,631	3	—	36,052
Prepaid expenses and other (including intercompany)	1,845,826	4,736,260	2,365	(6,529,430)	55,021
Total current assets	2,017,432	5,035,430	44,311	(6,529,430)	567,743
Property, plant and equipment, net	20,431	91,385	1,030	—	112,846
Goodwill	23,700	601,750	6,988	—	632,438
Other intangible assets, net	11,523	196,190	—	—	207,713
Investments	693,702	18,852	—	(709,274)	3,280
Intercompany note receivable (payable)	316,406	(305,009)	(11,397)	—	—
Other assets	6,988	3,388	12	—	10,388
Total assets	$3,090,182	$5,641,986	$40,944	$(7,238,704)	$1,534,408

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$30,000	$—	$—	$—	$30,000
Accounts payable and intercompany payable	1,973,111	4,811,153	13,175	(6,529,430)	268,009
Progress billings	12,309	11,899	13,051	—	37,259
Accrued expenses	58,968	31,501	6,962	—	97,431
Total current liabilities	2,074,388	4,854,553	33,188	(6,529,430)	432,699
Long-term debt	535,004	—	—	—	535,004
Deferred income taxes	(3,547)	65,398	(4,009)	—	57,842
Other non-current liabilities	15,604	31,321	(6,795)	—	40,130
Total liabilities	2,621,449	4,951,272	22,384	(6,529,430)	1,065,675
Stockholders’ equity	468,733	690,714	18,560	(709,274)	468,733
Total liabilities and stockholders’ equity	$3,090,182	$5,641,986	$40,944	$(7,238,704)	$1,534,408

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$135,044	$448,591	$17,477	$(105,225)	$495,887
Costs and expenses:
Cost of sales	103,890	301,696	12,436	(53,479)	364,543
Selling, general and administrative	28,271	97,779	3,419	(51,746)	77,723
Amortization expense	5	3,724	—	—	3,729
Total costs and expenses	132,166	403,199	15,855	(105,225)	445,995
Earnings from operations	2,878	45,392	1,622	—	49,892
Other expenses and income:
Interest expense	7,498	—	—	—	7,498
Interest income	(34)	—	(12)	—	(46)
Intercompany interest	(2,183)	2,183	—	—	—
Other expenses (income), net	(65)	(1,336)	780	—	(621)
Total other expenses, net	5,216	847	768	—	6,831
Earnings (loss) before income taxes	(2,338)	44,545	854	—	43,061
Income tax expense	595	15,553	127	—	16,275
Equity in net earnings of subsidiaries	29,719	727	—	(30,446)	—
Net earnings	$26,786	$29,719	$727	$(30,446)	$26,786
Other comprehensive loss	(191)	(514)	(514)	1,028	(191)
Comprehensive income	$26,595	$29,205	$213	$(29,418)	$26,595

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$171,537	$457,664	$14,504	$(103,467)	$540,238
Costs and expenses:
Cost of sales	145,141	294,725	13,616	(49,755)	403,727
Selling, general and administrative	33,439	100,689	3,107	(53,712)	83,523
Amortization expense	5	3,151	—	—	3,156
Goodwill impairment	3,985	3,600	—	—	7,585
Total costs and expenses	182,570	402,165	16,723	(103,467)	497,991
Earnings (loss) from operations	(11,033)	55,499	(2,219)	—	42,247
Other expenses and income:
Interest expense	6,755	—	—	—	6,755
Interest income	(38)	—	(32)	—	(70)
Intercompany interest	(1,788)	1,741	47	—	—
Other expenses (income), net	129	(107)	(99)	—	(77)
Total other expenses (income), net	5,058	1,634	(84)	—	6,608
Earnings (loss) before income taxes	(16,091)	53,865	(2,135)	—	35,639
Income tax expense (benefit)	(5,005)	18,548	389	—	13,932
Equity in net earnings (loss) of subsidiaries	32,793	(2,524)	—	(30,269)	—
Net earnings (loss)	$21,707	$32,793	$(2,524)	$(30,269)	$21,707
Other comprehensive income (loss)	(372)	203	203	(406)	(372)
Comprehensive income (loss)	$21,335	$32,996	$(2,321)	$(30,675)	$21,335

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$272,114	$889,032	$32,299	$(215,036)	$978,409
Costs and expenses:
Cost of sales	212,333	600,709	23,172	(110,903)	725,311
Selling, general and administrative	49,896	201,604	6,688	(104,133)	154,055
Amortization expense	11	7,447	—	—	7,458
Total costs and expenses	262,240	809,760	29,860	(215,036)	886,824
Earnings from operations	9,874	79,272	2,439	—	91,585
Other expenses and income:
Interest expense	15,177	—	—	—	15,177
Interest income	(52)	—	(56)	—	(108)
Intercompany interest	(11,233)	11,233	—	—	—
Other income, net	(58)	(624)	(241)	—	(923)
Total other expenses (income), net	3,834	10,609	(297)	—	14,146
Earnings before income taxes	6,040	68,663	2,736	—	77,439
Income tax expense	1,536	27,025	423	—	28,984
Equity in net earnings of subsidiaries	43,951	2,313	—	(46,264)	—
Net earnings	$48,455	$43,951	$2,313	$(46,264)	$48,455
Other comprehensive loss	(685)	(1,636)	(1,636)	3,272	(685)
Comprehensive income	$47,770	$42,315	$677	$(42,992)	$47,770

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$342,828	$887,678	$31,886	$(203,569)	$1,058,823
Costs and expenses:
Cost of sales	290,283	577,820	25,544	(101,026)	792,621
Selling, general and administrative	53,809	203,483	6,391	(102,543)	161,140
Amortization expense	11	6,301	—	—	6,312
Goodwill impairment	3,985	3,600	—	—	7,585
Total costs and expenses	348,088	791,204	31,935	(203,569)	967,658
Earnings (loss) from operations	(5,260)	96,474	(49)	—	91,165
Other expenses and income:
Interest expense	13,809	—	—	—	13,809
Interest income	(60)	—	(68)	—	(128)
Intercompany interest	(10,755)	10,708	47	—	—
Other income, net	(15)	(723)	(36)	—	(774)
Total other expenses (income), net	2,979	9,985	(57)	—	12,907
Earnings (loss) before income taxes	(8,239)	86,489	8	—	78,258
Income tax expense (benefit)	(2,587)	31,908	809	—	30,130
Equity in net earnings (loss) of subsidiaries	53,780	(801)	—	(52,979)	—
Net earnings (loss)	$48,128	$53,780	$(801)	$(52,979)	$48,128
Other comprehensive income (loss)	(426)	553	553	(1,106)	(426)
Comprehensive income (loss)	$47,702	$54,333	$(248)	$(54,085)	$47,702

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$14,400	$72,957	$(3,938)	$—	$83,419
Cash flows from investing activities:
Additions to property, plant and equipment	(1,122)	(9,034)	(252)	—	(10,408)
Proceeds from sale of property, plant and equipment	79	5,100	9	—	5,188
Net cash used in investing activities	(1,043)	(3,934)	(243)	—	(5,220)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	65,671	(65,671)	—	—	—
Repayments of long-term debt	(22,557)	—	—	—	(22,557)
Dividends paid on common shares and restricted stock	(24,035)	—	—	—	(24,035)
Repurchases of common stock	(53,412)	—	—	—	(53,412)
Proceeds from issuance of common stock	16,514	—	—	—	16,514
Net cash used in financing activities	(17,819)	(65,671)	—	—	(83,490)
Effect of exchange rate changes on cash and cash equivalents	—	—	(775)	—	(775)
Net increase (decrease) in cash and cash equivalents	(4,462)	3,352	(4,956)	—	(6,066)
Cash and cash equivalents at beginning of period	62,836	10,745	21,130	—	94,711
Cash and cash equivalents at end of period	$58,374	$14,097	$16,174	$—	$88,645

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$113,898	$(34,935)	$(9,160)	$—	$69,803
Cash flows from investing activities:
Additions to property, plant and equipment	(3,419)	(8,164)	(187)	—	(11,770)
Digital acquisitions, net of cash acquired	—	(18,362)	—	—	(18,362)
Proceeds from sale of property, plant and equipment	211	—	6	—	217
Net cash used in investing activities	(3,208)	(26,526)	(181)	—	(29,915)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(58,297)	58,297	—	—	—
Repayments of long-term debt	(7,500)	—	—	—	(7,500)
Repurchases of common stock	(65,900)	—	—	—	(65,900)
Proceeds from issuance of common stock	6,305	—	—	—	6,305
Net cash provided by (used in) financing activities	(125,392)	58,297	—	—	(67,095)
Effect of exchange rate changes on cash and cash equivalents	—	—	473	—	473
Net decrease in cash and cash equivalents	(14,702)	(3,164)	(8,868)	—	(26,734)
Cash and cash equivalents at beginning of period	68,887	7,543	25,541	—	101,971
Cash and cash equivalents at end of period	$54,185	$4,379	$16,673	$—	$75,237

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; possible consolidation in our client base, a significant decrease in the number of stores in our in-store retailer network or a shift in client preferences for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation and/or increased competition from new media formats including digital; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients' promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; governmental regulation or litigation affecting aspects of our business, including laws and regulations related to the internet, internet-related technologies and activities, privacy and data security; potential security measure breaches or attacks; clients experiencing financial difficulties, or otherwise being unable to meet their obligations as they become due, could affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; a reduction in, or discontinuance of, dividend payments or stock repurchases; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including the adverse impact of the ongoing economic downturn on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, with whom we rely on to provide us with quality materials at the right prices and in a timely manner. These and other risks and uncertainties related to our business are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC, and this Quarterly Report on Form 10-Q should be read in conjunction with these filings. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Our products and services are positioned to help our clients reach their customers through mass-delivered or targeted programs. We provide our clients with blended media solutions, including shared mail, newspaper, in-store and digital delivery. We offer the only national shared mail distribution network in the industry. We utilize a proprietary patent pending targeting tool that provides our clients with multi-media recommendations and optimization. We are committed to providing innovative marketing solutions to maximize the efficiency and effectiveness of promotions for our clients.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of U.S. dollars, except per share data)	2013	2012	2013	2012
Revenues:
Shared Mail	$335,919	$348,825	$663,035	$676,893
Free-standing Inserts	80,249	70,536	165,910	146,829
Neighborhood Targeted	28,855	77,460	52,151	149,667
International, Digital Media & Services	50,864	43,417	97,313	85,434
Total revenues	495,887	540,238	978,409	1,058,823
Cost of sales	364,543	403,727	725,311	792,621
Gross profit	131,344	136,511	253,098	266,202
Selling, general and administrative	77,723	83,523	154,055	161,140
Amortization expense	3,729	3,156	7,458	6,312
Goodwill impairment	—	7,585	—	7,585
Earnings from operations	49,892	42,247	91,585	91,165
Other expenses and income:
Interest expense, net	7,452	6,685	15,069	13,681
Other income, net	(621)	(77)	(923)	(774)
Total other expenses, net	6,831	6,608	14,146	12,907
Earnings before income taxes	43,061	35,639	77,439	78,258
Income tax expense	16,275	13,932	28,984	30,130
Net earnings	$26,786	$21,707	$48,455	$48,128

Net earnings per common share, diluted	$0.68	$0.51	$1.21	$1.11

Weighted-average common shares outstanding, diluted	38,951	42,719	39,379	43,382

Revenues
Revenues were $495.9 million and $540.2 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of 8.2%, and $978.4 million and $1,058.8 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of 7.6%. These decreases reflect an anticipated decline in revenues resulting from the change in certain client contracts to a fee-based media placement model within the Neighborhood Targeted segment, decreased revenues in our Shared Mail segment and the decision to exit our newspaper polybag advertising and sampling and solo direct mail businesses in 2012, all of which were offset, in part, by increased revenues in our Free-standing Inserts (FSI) segment and our in-store and digital businesses within International, Digital Media & Services.
The change in certain contracts to a fee-based media placement model and the decision to exit our newspaper polybag advertising and sampling and solo direct mail businesses in 2012 affect the comparability of revenues for the three and six months ended June 30, 2013 and 2012. The following table provides a reconciliation of adjusted revenues, a non-GAAP financial measure that we define as revenues adjusted to (i) a net basis, for client contracts to which we were a principal and recorded revenues on a gross basis in 2012 that, in 2013, transitioned to a fee-based media placement model and were recorded on a net basis ("gross to net revenues adjustment"), and (ii) exclude revenues related to discontinued businesses, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of U.S. dollars)	2013	2012	2013	2012
Revenues	$495.9	$540.2	$978.4	$1,058.8
Adjustments:
Gross to net revenues adjustment	—	(47.9)	—	(94.1)
Revenues related to discontinued businesses	—	(2.2)	—	(6.2)
Adjusted revenues	$495.9	$490.1	$978.4	$958.5
Adjusted revenues were $495.9 million and $490.1 million for the three months ended June 30, 2013 and 2012, respectively, an increase of 1.2%, and $978.4 million and $958.5 million for the six months ended June 30, 2013 and 2012, respectively, an increase of 2.1%. Additional information with respect to adjusted revenues is provided in Non-GAAP Financial Measures below.
Cost of Sales
Cost of sales was $364.5 million and $403.7 million for the three months ended June 30, 2013 and 2012, respectively, and $725.3 million and $792.6 million for the six months ended June 30, 2013 and 2012, respectively. These decreases were due primarily to the aforementioned change in certain client contracts in the Neighborhood Targeted segment to a fee-based media placement model. Gross profit as a percentage of revenues was 26.5% and 25.3% for the three months ended June 30, 2013 and 2012, respectively, and 25.9% and 25.1% for the six months ended June 30, 2013 and 2012, respectively. Cost of sales and gross margin as a percentage of revenues for the three and six months ended June 30, 2013 included $0.5 million of restructuring charges, reflecting severance and related costs, compared to $3.7 million of restructuring and other non-recurring charges, which included lease termination, severance, asset impairment and other costs associated with our decision to exit our solo direct mail business and our newspaper polybag advertising and sampling business, recorded during the three and six months ended June 30, 2012.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $77.7 million and $83.5 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of 6.9%, and $154.1 million and $161.1 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of 4.3%. SG&A expenses for the three and six months ended June 30, 2013 included $0.9 million of restructuring charges, reflecting severance and related costs, compared to $6.0 million of restructuring and other non-recurring charges, which included severance and related costs and Brand.net acquisition costs, recorded during the three and six months ended June 30, 2012.
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

Income Tax Expense
Income tax expense represented 37.8% and 39.1% of earnings before income taxes for the three months ended June 30, 2013 and 2012, respectively, and 37.4% and 38.5% for the six months ended June 30, 2013 and 2012, respectively. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.
Net Earnings and Net Earnings per Common Share, Diluted
Net earnings were $26.8 million and $21.7 million for the three months ended June 30, 2013 and 2012, respectively, or $0.68 and $0.51, respectively, per common share, diluted ("diluted EPS"). Net earnings were $48.5 million and $48.1 million for the six months ended June 30, 2013 and 2012, respectively, or diluted EPS of $1.21 and $1.11, respectively. Net earnings and diluted EPS were favorably impacted by reduced restructuring and other non-recurring charges, which totaled $0.9 million, net of tax, for the three and six months ended June 30, 2013 as compared to $10.7 million, net of tax, for the three and six months ended June 30, 2012, and the non-recurrence of the goodwill impairment charge discussed above. In addition, as further discussed in Segment Results below, these increases in net earnings and diluted EPS reflect increased page volume and cost efficiencies in our FSI segment, which were offset by volume decreases within our Shared Mail segment, and, within International, Digital Media & Services, continued investment in our digital business and losses from our in-store business. Diluted EPS for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was also favorably impacted by the repurchases of our common stock in 2012 and during the three and six months ended June 30, 2013, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted.
The aforementioned restructuring costs and other non-recurring charges and goodwill impairment charge affect the comparability of net earnings and diluted EPS for the three and six months ended June 30, 2013 and 2012. In Non-GAAP Financial Measures below, we compare net earnings and diluted EPS for the three and six months ended June 30, 2013 and 2012 excluding these items.
Non-GAAP Financial Measures
We define adjusted revenues as revenues adjusted to (i) a net basis, for client contracts to which we were a principal and recorded revenues on a gross basis in 2012 that, in 2013, transitioned to a fee-based media placement model and were recorded on a net basis, and (ii) exclude revenues related to discontinued businesses. We define adjusted net earnings and adjusted diluted EPS as net earnings and diluted EPS excluding restructuring costs and other non-recurring charges, net of tax, and goodwill impairment charge, net of tax. Adjusted revenues, adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures commonly used by financial analysts, investors, rating agencies and other interested parties in evaluating companies, including marketing services companies. Accordingly, management believes that these non-GAAP measures may be useful in assessing our operating performance and our ability to meet our debt service requirements. In addition, these non-GAAP measures are used by management to measure and analyze our operating performance and, along with other data, as our internal measure for setting annual operating budgets, assessing financial performance of business segments and as performance criteria for incentive compensation. Additionally, because of management's focus on generating shareholder value, of which profitability is a primary driver, management believes these non-GAAP measures, as defined above, provide an important measure of our results of operations.

Adjusted revenues, adjusted net earnings and adjusted diluted EPS are not calculated or presented in accordance with U.S. GAAP and have limitations as analytical tools and should not be considered in isolation from, or as alternatives to, operating income, net income, cash flow, EPS or other income or cash flow data prepared in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP financial measures only supplementally. Further, other companies, including companies in our industry, may calculate adjusted revenues, adjusted net earnings and adjusted diluted EPS differently and as the differences in the way two different companies calculate these measures increase, the degree of their usefulness as comparative measures correspondingly decreases.

The following tables reconcile net earnings and diluted EPS to adjusted net earnings and adjusted diluted EPS for the three and six months ended June 30, 2013 and 2012 (the reconciling items included in the tables below are presented net of an estimated tax rate of 38.0%):

	Three Months Ended
	June 30,
	2013		2012
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$26.8	$0.68	$21.7	$0.51
Excluding:
Goodwill impairment, net of tax of $2.9 million	—	—	4.7	0.11
Restructuring costs and other non-recurring charges, net of tax of $0.5 million and $3.7 million for the three months ended June 30, 2013 and 2012, respectively	0.9	0.02	6.0	0.14
Adjusted net earnings	$27.7	$0.70	$32.4	$0.76

	Six Months Ended
	June 30,
	2013		2012
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$48.5	$1.21	$48.1	$1.11
Excluding:
Goodwill impairment, net of tax of $2.9 million	—	—	4.7	0.11
Restructuring costs and other non-recurring charges, net of tax of $0.5 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively	0.9	0.02	6.0	0.14
Adjusted net earnings	$49.4	$1.23	$58.8	$1.36
Adjusted net earnings were $27.7 million and $32.4 million for the three months ended June 30, 2013 and 2012, respectively, or adjusted diluted EPS of $0.70 and $0.76, respectively. Adjusted net earnings were $49.4 million and $58.8 million for the six months ended June 30, 2013 and 2012, respectively, or adjusted diluted EPS of $1.23 and $1.36, respectively. These decreases in adjusted net earnings and adjusted diluted EPS reflect, as further discussed in Segment Results below, volume decreases within our Shared Mail segment and, within International, Digital Media & Services, continued investment in our digital business and losses from our in-store business, which were offset, in part, by increased page volume and cost efficiencies in our FSI segment. Adjusted diluted EPS for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was also favorably impacted by the repurchases of our common stock in 2012 and during the three and six months ended June 30, 2013, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted.

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
Shared Mail
Shared Mail revenues were $335.9 million and $348.8 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of 3.7%, and $663.0 million and $676.9 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of 2.0%. The revenue decline for both the three and six months ended June 30, 2013 was largely due to decreased volume, over half of which was attributable to the absence of a large program that ran in the three and six months ended June 30, 2012, but did not repeat in the three and six months ended June 30, 2013. In addition, Shared Mail revenues were negatively impacted by shifts in product mix to lower priced formats and decreased RedPlum® wrap product revenues. These declines were partially offset by an increase in postal rates effective in January 2013 that, in many cases, were passed through to our clients, and increased revenues associated with our variable data postcard product.
Shared Mail pieces decreased 2.1% to 9.1 billion pieces for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, and remained flat at 18.2 billion pieces for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Shared Mail packages delivered were 0.9 billion and 1.8 billion, respectively, for the three and six months ended June 30, 2013, decreasing 2.5% and 2.2% from the three and six months ended June 30, 2012, respectively, as a result of our business optimization efforts. Shared Mail average pieces per package were 9.9 pieces for both the three and six months ended June 30, 2013, increasing 0.7% and 2.4% from the three and six months ended June 30, 2012, respectively.
Gross margin as a percentage of revenues was 26.3% and 28.9% for the three months ended June 30, 2013 and 2012, respectively, and 26.1% and 28.2% for the six months ended June 30, 2013 and 2012, respectively. Gross margin as a percentage of revenues for both the three and six months ended June 30, 2013 was unfavorably impacted by product mix shift toward lower margin formats and by the reduction in RedPlum® wrap product revenues. Offsetting the unfavorable impact in gross margin as a percentage of revenues were efficiencies in unused postage driven by our business optimization efforts including savings from distribution alliances. Unused postage decreased to 14.5% and 14.6% for the three and six months ended June 30, 2013, respectively, as compared to 15.8% and 16.4% for the three and six months ended June 30, 2012, respectively.
Segment profit was $43.9 million and $52.3 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of 16.1%, and $82.8 million and $94.8 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of 12.7%. Segment profit as a percentage of revenues was 13.1% and 15.0% for the three months ended June 30, 2013 and 2012, respectively, and 12.5% and 14.0% for the six months ended June 30, 2013 and 2012, respectively. The decrease in segment profit and segment profit as a percentage of revenues was due to decreased volume and the gross margin percentage decline described above, partially offset by lower SG&A costs.

Free-standing Inserts
FSI revenues were $80.2 million and $70.5 million for the three months ended June 30, 2013 and 2012, respectively, an increase of 13.8%, and $165.9 million and $146.8 million for the six months ended June 30, 2013 and 2012, respectively, an increase of 13.0%. FSI segment profit was $9.4 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively, an increase of 28.8%, and $20.5 million and $12.7 million for the six months ended June 30, 2013 and 2012, respectively, an increase of 61.4%. These increases in revenues and segment profit reflect notable increases in virtually every key performance metric, including: total pages sold, pages per book and market share. In addition, segment results for the three and six months ended June 30, 2013 benefited from one additional book as compared to the three and six months ended June 30, 2012. Segment profit for the three and six months ended June 30, 2013 was also favorably impacted by production efficiencies associated with the increased page volumes.
Neighborhood Targeted
Neighborhood Targeted revenues were $28.9 million and $77.5 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of 62.7%, and $52.2 million and $149.7 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of 65.1%. These decreases reflect the change in certain client contracts to a fee-based media placement model and the impact of our decision in the second quarter of 2012 to exit our newspaper polybag advertising and sampling business. Segment loss was $1.5 million and $2.4 million for the three months ended June 30, 2013 and 2012, respectively, and $5.9 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively. The segment losses reflect continued margin pressure associated with the products in this segment; however, the reduction in segment losses in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 reflects our efforts to improve our client mix by acquiring and retaining clients that value our turn-key approach to production, targeting and placement and by creating operational efficiencies that are scaled to that same client segment.
International, Digital Media & Services
International, Digital Media & Services revenues were $50.9 million and $43.4 million for the three months ended June 30, 2013 and 2012, respectively, an increase of 17.3%, and $97.3 million and $85.4 million, for the six months ended June 30, 2013 and 2012, respectively, an increase of 13.9%. These increases in International, Digital Media & Services revenues were driven by growth in our in-store and digital businesses. Segment loss was $0.5 million for the three months ended June 30, 2013 as compared to segment profit of $2.3 million for the three months ended June 30, 2012. Segment loss was $4.4 million for the three months ended June 30, 2013 as compared to segment profit of $5.0 million for the three months ended June 30, 2012. Despite increased International, Digital Media & Services revenues, segment performance has declined as the result of continued investment in our digital business and losses in our in-store business. Specifically, the performance of our in-store business has been adversely impacted by the cost of building and maintaining a relevant retail network within a competitive market, while the performance of Brand.net, the most significant component of our digital business, has been negatively impacted by the engineering costs necessary to enhance their platform, including migrating from an audience targeting approach to targeting based on the combination of geography and our proprietary offline data.

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
The following table presents our available sources of liquidity as of June 30, 2013:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$88.6	(a)
Debt facilities:
Senior Secured Revolving Credit Facility	$100.0	42.4	(b)	57.6
Total Available				$146.2

(a)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $16.2 million of cash and cash equivalents as of June 30, 2013. In the event we alter our current position and repatriate funds in the future, we may be required to accrue and pay U.S. taxes on a portion thereof.

(b)	Represents $35.0 million outstanding under our Revolving Line of Credit (as defined below) and $7.4 million in outstanding letters of credit.
Sources and Uses of Cash and Cash Equivalents
The following table summarizes the decrease in cash and cash equivalents for the indicated period:

Six Months Ended
(in thousands of U.S. dollars)	June 30, 2013
Net cash provided by operating activities	$83,419
Net cash used in investing activities	(5,220)
Net cash used in financing activities	(83,490)
Effect of exchange rate changes on cash and cash equivalents	(775)
Net decrease in cash and cash equivalents	(6,066)
Cash and cash equivalents at beginning of period	94,711
Cash and cash equivalents at end of period	$88,645
Operating Activities – Net cash provided by operating activities was $83.4 million for the six months ended June 30, 2013. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the six months ended June 30, 2013:

•
net cash inflows of $37.8 million associated with the decrease in accounts receivable, net, which was partially offset by net cash outflows of $13.3 million related to the decrease in accounts payable, both of which reflect customary fluctuations in the timing of working capital inflows and outflows; and

•	net cash outflows of $18.6 million associated with the increase in prepaid expenses and other, which primarily reflects increases in sales tax refunds receivable and prepaid postage.
Investing Activities – Net cash used in investing activities was $5.2 million for the six months ended June 30, 2013, which reflects $10.4 million of capital acquisitions of property, plant and equipment, which were offset, in part, by $5.2 million of net proceeds received from the sale of plant, property and equipment.
Financing Activities – Net cash used in financing activities was $83.5 million for the six months ended June 30, 2013, which resulted from $22.6 million of principal payments of long-term debt, which included a voluntary prepayment of $15.0 million, $24.0 million of dividends paid on common shares and restricted stock and the repurchase of $53.4 million, or 1.3 million shares of our common stock at an average price of $25.53 per share, which were offset, in part, by $16.5 million of proceeds from stock option exercises.

Current and Long-term Debt
As of June 30, 2013, we had outstanding $565.0 million in aggregate indebtedness, which consisted of $260.0 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes and $270.0 million and $35.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively. As of June 30, 2013, we had total outstanding letters of credit of approximately $7.4 million.
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and $35.0 million remains outstanding as of June 30, 2013 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of June 30, 2013, we had approximately $57.6 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $7.4 million in standby letters of credit outstanding as of June 30, 2013).
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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of June 30, 2013:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.98:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.46:1.00
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

Covenant Compliance
As of June 30, 2013, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.
Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $10.4 million for the six months ended June 30, 2013, and are expected to be an aggregate amount of approximately $25.0 million for the 2013 fiscal year. It is expected these expenditures will be made using funds provided by operations.

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
Interest Rates
As of June 30, 2013, $305.0 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. This interest rate swap agreement effectively fixes, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.
As of June 30, 2013, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $130.0 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $3.4 million between July 1, 2013 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of June 30, 2013, we had commitments to purchase $9.1 million in Mexican pesos and $0.7 million in Polish zlotys over the next 12 months.

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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
April 1, 2013 to April 30, 2013	25,000	$25.07	25,000	1,621,710
May 1, 2013 to May 31, 2013	985,691	$25.47	985,691	6,636,019
June 1, 2013 to June 30, 2013	252,396	$25.80	252,396	6,383,623
	1,263,087	$25.53	1,263,087

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
Dated: August 6, 2013

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