Form 10-Q
period 2013-09-30
VALASSIS COMMUNICATIONS INC
filed 2013-11-05
CIK 883293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of November 1, 2013, there were 38,490,114 shares of the Registrant’s Common Stock outstanding.

VALASSIS COMMUNICATIONS, INC.
Index to Quarterly Report on Form 10-Q
Quarter Ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets
(U.S. dollars in thousands, except share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$74,985	$94,711
Accounts receivable, net (Note 1)	408,322	426,899
Inventories (Note 1)	36,705	43,253
Prepaid expenses and other	49,006	36,589
Total current assets	569,018	601,452
Property, plant and equipment, net (Note 1)	109,826	125,832
Goodwill (Note 2)	632,438	632,438
Other intangible assets, net (Note 2)	203,984	215,171
Other assets	13,436	14,142
Total assets	$1,528,702	$1,589,035
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion long-term debt (Note 3)	$33,750	$22,500
Accounts payable	264,144	281,320
Progress billings	38,084	39,595
Accrued expenses (Note 4)	96,342	107,467
Total current liabilities	432,320	450,882
Long-term debt (Note 3)	502,650	565,061
Deferred income taxes	57,968	57,258
Other non-current liabilities	38,002	42,271
Total liabilities	1,030,940	1,115,472
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 65,394,999 shares issued at September 30, 2013 and December 31, 2012; 38,430,931 and 38,766,530 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	654	654
Additional paid-in capital	84,866	102,373
Retained earnings	1,169,075	1,128,540
Accumulated other comprehensive income	3,796	3,574
Treasury stock, at cost (26,964,068 and 26,628,469 shares at September 30, 2013 and December 31, 2012, respectively)	(760,629)	(761,578)
Total stockholders’ equity	497,762	473,563
Total liabilities and stockholders’ equity	$1,528,702	$1,589,035

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Income
(U.S. dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$489,383	$523,822	$1,467,792	$1,582,645
Costs and expenses:
Cost of sales	361,337	388,284	1,086,648	1,180,905
Selling, general and administrative	74,577	73,358	228,632	234,498
Amortization expense	3,729	3,245	11,187	9,557
Goodwill impairment (Note 10)	—	—	—	7,585
Total costs and expenses	439,643	464,887	1,326,467	1,432,545
Earnings from operations	49,740	58,935	141,325	150,100
Other expenses and income:
Interest expense	7,287	7,563	22,464	21,372
Interest income	(30)	(46)	(138)	(174)
Other expenses (income), net	(1,713)	249	(2,636)	(525)
Total other expenses, net	5,544	7,766	19,690	20,673
Earnings before income taxes	44,196	51,169	121,635	129,427
Income tax expense (Note 1)	16,483	14,429	45,467	44,559
Net earnings	$27,713	$36,740	$76,168	$84,868

Net earnings per common share, basic (Note 6)	$0.73	$0.94	$1.98	$2.08

Net earnings per common share, diluted (Note 6)	$0.70	$0.90	$1.91	$2.00

Weighted-average common shares outstanding, basic (Note 6)	37,460	39,047	37,818	40,777

Weighted-average common shares outstanding, diluted (Note 6)	38,684	40,832	39,147	42,532

Dividends declared per common share	$0.31	$—	$0.93	$—

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$27,713	$36,740	$76,168	$84,868
Other comprehensive income (loss), net of tax:
Unrealized changes in fair value of cash flow hedges	(251)	(862)	(169)	(1,841)
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income into earnings	451	656	1,320	656
Foreign currency translation adjustment	707	197	(929)	750
Total other comprehensive income (loss)	907	(9)	222	(435)
Comprehensive income	$28,620	$36,731	$76,390	$84,433

See accompanying notes to condensed consolidated financial statements.

VALASSIS COMMUNICATIONS, INC.
Condensed Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$76,168	$84,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,797	43,022
Amortization of debt issuance costs	1,801	1,438
Provision for losses on accounts receivable	1,994	1,231
Goodwill impairment	—	7,585
Loss on derivatives, net	132	194
Loss on sale of property, plant and equipment	846	400
Stock-based compensation expense	9,401	7,021
Deferred income taxes	93	1,513
Changes in assets and liabilities:
Accounts receivable, net	16,583	52,260
Inventories	6,548	9,260
Prepaid expenses and other	(12,680)	(16,877)
Other assets	(1,518)	(1,038)
Accounts payable	(17,176)	(51,616)
Progress billings	(1,511)	577
Accrued expenses	(7,340)	(21,626)
Other non-current liabilities	(3,317)	(7,018)
Total adjustments	29,653	26,326
Net cash provided by operating activities	105,821	111,194
Cash flows from investing activities:
Additions to property, plant and equipment	(14,746)	(15,783)
Digital acquisitions, net of cash acquired	—	(18,344)
Proceeds from sale of property, plant and equipment	5,288	256
Net cash used in investing activities	(9,458)	(33,871)
Cash flows from financing activities:
Repayments of long-term debt	(51,161)	(11,250)
Dividends paid on common shares and restricted stock	(35,732)	—
Repurchases of common stock	(60,325)	(87,130)
Proceeds from stock option exercises	31,205	8,956
Net cash used in financing activities	(116,013)	(89,424)
Effect of exchange rate changes on cash and cash equivalents	(76)	474
Net decrease in cash and cash equivalents	(19,726)	(11,627)
Cash and cash equivalents at beginning of period	94,711	101,971
Cash and cash equivalents at end of period	$74,985	$90,344

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,689	$24,923
Cash paid during the period for income taxes	$55,987	$67,016

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
Significant Accounting Policies
Accounts Receivable
The allowance for doubtful accounts was $6.3 million and $6.4 million as of September 30, 2013 and December 31, 2012, respectively.
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
Inventories
Inventories are accounted for at the lower of cost, determined on a first in, first out basis, or market. Inventories included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	September 30, 2013	December 31, 2012
Raw materials	$27,844	$30,960
Work in progress	8,861	12,293
Inventories	$36,705	$43,253
Property, Plant and Equipment
The following table summarizes the costs and ranges of useful lives of the major classes of property, plant and equipment and the total accumulated depreciation related to property, plant and equipment, net included on the condensed consolidated balance sheets:

	Useful Lives	September 30, 2013	December 31, 2012
	(in years)	(in thousands of U.S. dollars)
Land, at cost	N/A	$7,182	$7,185
Buildings, at cost	10 - 30	38,118	37,961
Machinery and equipment, at cost	3 - 20	222,413	228,605
Office furniture and equipment, at cost	3 - 10	244,562	233,948
Leasehold improvements, at cost	5 - 10	29,154	28,916
		541,429	536,615
Less accumulated depreciation		(431,603)	(410,783)
Property, plant and equipment, net		$109,826	$125,832

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

2. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes, by reportable segment, the gross amount, accumulated impairment losses and net carrying amount of goodwill included on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2013.

(in thousands of U.S. dollars)	Shared Mail	Neighborhood Targeted	Free-standing Inserts	International, Digital Media & Services	Total
Total goodwill acquired	$721,384	$5,325	$22,357	$96,957	$846,023
Accumulated impairment losses	(187,200)	(3,985)	—	(22,400)	(213,585)
Goodwill	$534,184	$1,340	$22,357	$74,557	$632,438
The components of other intangible assets, net included on the condensed consolidated balance sheets consisted of:

	September 30, 2013				December 31, 2012
(in thousands of U.S. dollars)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Mailing lists, non-compete agreements and other	$47,320	$(16,152)	$31,168	11.9	$47,320	$(13,025)	$34,295	12.2
Customer relationships	142,200	(63,326)	78,874	7.4	142,200	(55,266)	86,934	8.2
Total	$189,520	$(79,478)	110,042		$189,520	$(68,291)	121,229
Indefinite-lived intangible assets:
Valassis name, tradenames, trademarks and other			93,942				93,942
Other intangible assets, net			$203,984				$215,171

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. LONG-TERM DEBT
Long-term debt included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	September 30, 2013	December 31, 2012
Senior Secured Revolving Credit Facility	$15,000	$50,000
Senior Secured Term Loan A	262,500	277,500
Senior Secured Convertible Notes due 2033, net of discount	—	61
6 5/8% Senior Notes due 2021	258,900	260,000
Total debt	536,400	587,561
Current portion long-term debt	33,750	22,500
Long-term debt	$502,650	$565,061
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and $15.0 million remains outstanding as of September 30, 2013 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2013, we had approximately $78.3 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $6.7 million in standby letters of credit outstanding as of September 30, 2013).

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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of September 30, 2013:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.95:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.20:1.00
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
Senior Secured Convertible Notes due 2033
During the three and nine months ended September 30, 2013, we redeemed all of the then-outstanding Senior Secured Convertible Notes due 2033.
Additional Provisions
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
Repurchases of Debt
Subject to applicable limitations in our Senior Secured Credit Facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise. During the three and nine months ended September 30, 2013, we made voluntary repayments and repurchases of our then-outstanding debt in aggregate principal amounts of $21.1 million and $36.1 million, respectively.
Covenant Compliance
As of September 30, 2013, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

4. ACCRUED EXPENSES
Accrued expenses included on the condensed consolidated balance sheets consisted of:

(in thousands of U.S. dollars)	September 30, 2013	December 31, 2012
Accrued interest	$2,972	$7,275
Accrued compensation and benefits	43,986	50,305
Dividends payable	11,912	12,011
Other accrued expenses	37,472	37,876
Accrued expenses	$96,342	$107,467

5. CONTINGENCIES
The application and interpretation of applicable state sales tax laws to certain of our products is uncertain. Accordingly, we may be exposed to additional sales tax liability to the extent various state jurisdictions determine that certain of our products are subject to such jurisdictions’ sales tax. As of September 30, 2013, we have recorded a liability of $7.6 million, reflecting our best estimate of our potential sales tax liability.
In addition to the above matter, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. EARNINGS PER SHARE
Our restricted stock awards are deemed participating securities, which, under the applicable accounting standards, require the computation of earnings per share using the two-class method. The following table provides the calculations of earnings per common share, basic and earnings per common share, diluted included in the unaudited condensed consolidated statements of income:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	(in thousands, except per share data and percentages)	2013	2012	2013	2012
	Numerator:
	Net earnings	$27,713	$36,740	$76,168	$84,868
	Less: Dividends declared — common shares and restricted shares (participating securities)	(11,912)	—	(35,632)	—
	Undistributed earnings	15,801	36,740	40,536	84,868
	Percentage allocated to common shares[1]	98.3%	100.0%	98.3%	100.0%
	Undistributed earnings — common shares	15,532	36,740	39,847	84,868
	Add: Dividends declared — common shares	11,714	—	35,028	—
	Numerator for basic and diluted earnings per share	$27,246	$36,740	$74,875	$84,868

	Denominator:
	Denominator for basic earnings per common share — weighted-average common shares	37,460	39,047	37,818	40,777
	Incremental shares for stock awards[2]	1,224	1,785	1,329	1,755
	Denominator for diluted earnings per common share — adjusted weighted-average common shares and assumed conversion	38,684	40,832	39,147	42,532

	Net earnings per common share, basic	$0.73	$0.94	$1.98	$2.08
	Net earnings per common share, diluted	$0.70	$0.90	$1.91	$2.00

[1]	Weighted-average common shares outstanding	37,460	39,047	37,818	40,777
	Weighted-average restricted shares outstanding (participating securities)	642	—	653	—
	Total	38,102	39,047	38,471	40,777
	Percentage allocated to common shares	98.3%	100.0%	98.3%	100.0%

[2]	Anti-dilutive shares excluded from calculation of weighted-average incremental shares for stock awards	2,560	3,184	2,611	3,397

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

	Notional Amounts		Fair Values
(in millions of U.S. dollars)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	Balance Sheet Location
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$169.4	$180.6	$(3.9)	$(5.8)	Accrued expenses / Other non-current liabilities
Foreign exchange contracts	11.9	6.4	—	0.1	Prepaid expenses
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	—	4.7	—	0.3	Prepaid expenses
Total derivative financial instruments	$181.3	$191.7	$(3.9)	$(5.4)
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
The following tables summarize the impact of derivative financial instruments on the unaudited condensed consolidated financial statements for the indicated periods:

	Three Months Ended
	September 30,
	2013	2012	2013	2012	2013	2012
(in millions of U.S. Dollars)	Amount of Pre-tax Gain Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(0.3)	$(1.0)	$(0.7)	$(0.7)
Foreign exchange contracts	—	—	(0.1)	—	—	—
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	—	0.5	—	—	—	—
Total	$—	$0.5	$(0.4)	$(1.0)	$(0.7)	$(0.7)

	Nine Months Ended
	September 30,
	2013	2012	2013	2012	2013	2012
(in millions of U.S. Dollars)	Amount of Pre-tax Gain (Loss) Recognized in Earnings*		Amount of Pre-tax Loss Recognized in OCI		Amount of Pre-tax Loss Reclassified from AOCI into Earnings*
Derivatives designated as cash flow hedging instruments:
Interest rate swap contract	$—	$—	$(0.2)	$(2.6)	$(2.1)	$(0.7)
Foreign exchange contracts	—	—	(0.1)	—	—	—
Derivatives not receiving hedge accounting treatment:
Interest rate swap contracts	—	(0.1)	—	—	—	—
Foreign exchange contracts	(0.3)	1.4	—	—	—	—
Total	$(0.3)	$1.3	$(0.3)	$(2.6)	$(2.1)	$(0.7)

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
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, British pound, Polish zloty and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. We purchase the Mexican peso and Polish zloty under two to twelve-month forward foreign exchange contracts to stabilize the cost of production. As of September 30, 2013, we had a commitment to purchase $11.1 million in Mexican pesos and $0.8 million in Polish zlotys over the next year.
Long-Term Debt
The estimated fair market value of our long-term debt was $5.4 million below carrying value as of September 30, 2013 and $12.6 million above carrying value as of December 31, 2012. Our 2021 Notes are traded in an active market with the fair value determined based on quoted active market prices, which represents a Level 1 fair value input. Borrowings under our Senior Secured Credit Facility are not traded in an active market and are valued based on an implied price derived from industry averages and relative loan performance, which represent Level 3 fair value inputs.
Cash and Cash Equivalents
The carrying amounts of cash and cash equivalents and accruals approximate fair value due to the near-term maturity of these instruments.

8. REPURCHASES OF COMMON STOCK
The following table summarizes our repurchases of common stock during the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Shares repurchased	243	838	2,231	4,133
Aggregate repurchase price	$6,914	$21,229	$60,325	$87,130
Average price paid per share	$28.49	$25.34	$27.04	$21.08
As of September 30, 2013, we had authorization to repurchase an additional 6.1 million shares of our common stock under the share repurchase program approved by our Board of Directors.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. BRAND.NET ACQUISITION
On June 20, 2012, we acquired, through a wholly-owned subsidiary, Brand.net, an online display, video and mobile advertising platform. The acquisition was accounted for as a purchase under the acquisition method in accordance with FASB Accounting Standards Codification No. 805, Business Combinations. The total purchase price was approximately $18.0 million and did not include direct acquisition costs of approximately $0.7 million. The acquisition was recorded by allocating the purchase price to the assets acquired, including identifiable intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition.

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
The accounting policies of the segments are the same as those described in the 2012 Form 10-K and in Note 1, Basis of Presentation and Significant Accounting Policies. We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or infrequently occurring items. Assets are not allocated to reportable segments and are not used to assess the performance of a reportable segment.

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth, by segment, revenues, depreciation/amortization and segment profit (loss) for the indicated periods:

	Three Months Ended
	September 30,
(in millions of U.S. dollars)	Shared Mail	FSI	Neighborhood Targeted	International, Digital Media & Services	Total
2013
Revenues from external customers	$342.5	$75.5	$23.7	$47.7	$489.4
Intersegment revenues	$5.0	$10.6	$17.2	$—	$32.8
Depreciation/amortization	$5.3	$2.4	$0.8	$2.6	$11.1
Segment profit (loss)	$47.5	$7.7	$(2.1)	$(2.4)	$50.7
2012
Revenues from external customers	$331.4	$72.2	$75.8	$44.4	$523.8
Intersegment revenues	$4.3	$9.3	$15.7	$—	$29.3
Depreciation/amortization	$7.7	$3.2	$1.0	$2.0	$13.9
Segment profit (loss)	$52.3	$7.6	$(1.1)	$0.1	$58.9

	Nine Months Ended
	September 30,
(in millions of U.S. dollars)	Shared Mail	FSI	Neighborhood Targeted	International, Digital Media & Services	Total
2013
Revenues from external customers	$1,005.6	$241.4	$75.8	$145.0	$1,467.8
Intersegment revenues	$13.2	$31.5	$50.4	$—	$95.1
Depreciation/amortization	$17.5	$8.0	$2.7	$7.6	$35.8
Segment profit (loss)	$130.3	$28.2	$(8.0)	$(6.8)	$143.7
2012
Revenues from external customers	$1,008.2	$219.0	$225.5	$129.9	$1,582.6
Intersegment revenues	$12.7	$29.4	$42.3	$—	$84.4
Depreciation/amortization	$24.2	$9.6	$3.1	$6.1	$43.0
Segment profit (loss)	$147.0	$20.3	$(5.1)	$5.2	$167.4

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides reconciliations of total segment profit to earnings from operations for the indicated periods (nonoperating expenses are not allocated to reportable segments and are not used to assess the performance of a reportable segment):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars)	2013	2012	2013	2012
Total segment profit	$50.7	$58.9	$143.7	$167.4
Unallocated amounts:
Goodwill impairment	—	—	—	7.6
Restructuring costs and other non-recurring charges	1.0	—	2.4	9.7
Earnings from operations	$49.7	$58.9	$141.3	$150.1
The $1.0 million and $2.4 million of restructuring costs and other non-recurring charges recognized during the three and nine months ended September 30, 2013, respectively, reflected severance and related costs, of which $0.7 million and $1.6 million were included in selling, general and administrative expenses in the unaudited, condensed consolidated statements of income during the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.8 million were included in cost of sales in the unaudited, condensed consolidated statements of income during the three and nine months ended September 30, 2013, respectively.
The goodwill impairment charges of $7.6 million recognized during the nine months ended September 30, 2012 resulted from our decision to exit our newspaper polybag advertising and sampling business, a reporting unit within our Neighborhood Targeted reportable segment, and our solo direct mail business, a reporting unit within International, Digital Media & Services. The $9.7 million of restructuring costs and other non-recurring charges recognized during the nine months ended September 30, 2012 consisted of:

•
$5.3 million of severance and related costs and $0.7 million of Brand.net acquisition costs, both of which were included in selling, general and administrative expenses in the unaudited, condensed consolidated statements of income; and

•
$3.7 million of lease termination, severance, asset impairment and other costs associated with our decision to exit our solo direct mail business and our newspaper polybag advertising and sampling business, which were included in cost of sales in the unaudited, condensed consolidated statements of income. The results of operations of these businesses were immaterial to our consolidated results of operations for the nine months ended September 30, 2012.

Domestic and foreign revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars)	2013	2012	2013	2012
United States	$479.3	$514.6	$1,433.2	$1,550.5
Foreign	10.1	9.2	34.6	32.1
Revenues	$489.4	$523.8	$1,467.8	$1,582.6
Domestic and foreign long-lived assets (property, plant and equipment, net) were as follows:

(in millions of U.S. dollars)	September 30, 2013	December 31, 2012
United States	$102.1	$118.1
Foreign	7.7	7.7
Property, plant and equipment, net	$109.8	$125.8

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$41,025	$14,329	$19,631	$—	$74,985
Accounts receivable, net	100,152	282,914	25,256	—	408,322
Inventories	27,249	9,453	3	—	36,705
Prepaid expenses and other (including intercompany)	1,971,516	5,232,562	3,085	(7,158,157)	49,006
Total current assets	2,139,942	5,539,258	47,975	(7,158,157)	569,018
Property, plant and equipment, net	19,014	89,854	958	—	109,826
Goodwill	23,700	601,750	6,988	—	632,438
Other intangible assets, net	11,517	192,467	—	—	203,984
Investments	717,055	19,912	—	(732,964)	4,003
Intercompany note receivable (payable)	326,622	(314,292)	(12,330)	—	—
Other assets	6,392	3,029	12	—	9,433
Total assets	$3,244,242	$6,131,978	$43,603	$(7,891,121)	$1,528,702

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion, long-term debt	$33,750	$—	$—	$—	$33,750
Accounts payable and intercompany payable	2,132,824	5,271,181	18,296	(7,158,157)	264,144
Progress billings	13,128	15,065	9,891	—	38,084
Accrued expenses	52,508	35,842	7,992	—	96,342
Total current liabilities	2,232,210	5,322,088	36,179	(7,158,157)	432,320
Long-term debt	502,650	—	—	—	502,650
Deferred income taxes	(3,421)	65,398	(4,009)	—	57,968
Other non-current liabilities	15,041	31,020	(8,059)	—	38,002
Total liabilities	2,746,480	5,418,506	24,111	(7,158,157)	1,030,940
Stockholders’ equity	497,762	713,472	19,492	(732,964)	497,762
Total liabilities and stockholders’ equity	$3,244,242	$6,131,978	$43,603	$(7,891,121)	$1,528,702

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$126,994	$453,902	$13,813	$(105,326)	$489,383
Costs and expenses:
Cost of sales	100,190	308,615	9,893	(57,361)	361,337
Selling, general and administrative	23,682	95,278	3,582	(47,965)	74,577
Amortization expense	6	3,723	—	—	3,729
Total costs and expenses	123,878	407,616	13,475	(105,326)	439,643
Earnings from operations	3,116	46,286	338	—	49,740
Other expenses and income:
Interest expense	7,287	—	—	—	7,287
Interest income	(18)	—	(12)	—	(30)
Intercompany interest	(9,082)	9,082	—	—	—
Other income, net	(816)	(835)	(62)	—	(1,713)
Total other expenses (income), net	(2,629)	8,247	(74)	—	5,544
Earnings before income taxes	5,745	38,039	412	—	44,196
Income tax expense	684	15,557	242	—	16,483
Equity in net earnings of subsidiaries	22,652	170	—	(22,822)	—
Net earnings	$27,713	$22,652	$170	$(22,822)	$27,713
Other comprehensive income (loss)	907	(707)	(707)	1,414	907
Comprehensive income (loss)	$28,620	$21,945	$(537)	$(21,408)	$28,620

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

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$399,108	$1,342,934	$46,112	$(320,362)	$1,467,792
Costs and expenses:
Cost of sales	312,523	909,324	33,065	(168,264)	1,086,648
Selling, general and administrative	73,578	296,882	10,270	(152,098)	228,632
Amortization expense	17	11,170	—	—	11,187
Total costs and expenses	386,118	1,217,376	43,335	(320,362)	1,326,467
Earnings from operations	12,990	125,558	2,777	—	141,325
Other expenses and income:
Interest expense	22,464	—	—	—	22,464
Interest income	(70)	—	(68)	—	(138)
Intercompany interest	(20,315)	20,315	—	—	—
Other income, net	(874)	(1,459)	(303)	—	(2,636)
Total other expenses (income), net	1,205	18,856	(371)	—	19,690
Earnings before income taxes	11,785	106,702	3,148	—	121,635
Income tax expense	2,220	42,582	665		45,467
Equity in net earnings of subsidiaries	66,603	2,483		(69,086)	—
Net earnings	$76,168	$66,603	$2,483	$(69,086)	$76,168
Other comprehensive income	222	929	929	(1,858)	222
Comprehensive income	$76,390	$67,532	$3,412	$(70,944)	$76,390

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues	$515,716	$1,332,741	$44,754	$(310,566)	$1,582,645
Costs and expenses:
Cost of sales	435,750	864,353	34,637	(153,835)	1,180,905
Selling, general and administrative	76,842	305,097	9,290	(156,731)	234,498
Amortization expense	17	9,540	—	—	9,557
Goodwill impairment	3,985	3,600	—	—	7,585
Total costs and expenses	516,594	1,182,590	43,927	(310,566)	1,432,545
Earnings (loss) from operations	(878)	150,151	827	—	150,100
Other expenses and income:
Interest expense	21,372	—	—	—	21,372
Interest income	(80)	3	(97)	—	(174)
Intercompany interest	(19,817)	19,770	47	—	—
Other expenses (income), net	34	(526)	(33)	—	(525)
Total other expenses (income), net	1,509	19,247	(83)	—	20,673
Earnings (loss) before income taxes	(2,387)	130,904	910	—	129,427
Income tax expense (benefit)	(6,016)	49,540	1,035	—	44,559
Equity in net earnings of subsidiaries	81,239	3,475	—	(84,714)	—
Net earnings (loss)	$84,868	$84,839	$(125)	$(84,714)	$84,868
Other comprehensive income (loss)	(435)	750	750	(1,500)	(435)
Comprehensive income	$84,433	$85,589	$625	$(86,214)	$84,433

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$11,300	$95,666	$(1,145)	$—	$105,821
Cash flows from investing activities:
Additions to property, plant and equipment	(1,744)	(12,715)	(287)	—	(14,746)
Proceeds from sale of property, plant and equipment	79	5,200	9	—	5,288
Net cash used in investing activities	(1,665)	(7,515)	(278)	—	(9,458)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	84,567	(84,567)	—	—	—
Repayments of long-term debt	(51,161)	—	—	—	(51,161)
Dividends paid on common shares and restricted stock	(35,732)	—	—	—	(35,732)
Repurchases of common stock	(60,325)	—	—	—	(60,325)
Proceeds from stock options exercises	31,205	—	—	—	31,205
Net cash used in financing activities	(31,446)	(84,567)	—	—	(116,013)
Effect of exchange rate changes on cash and cash equivalents	—	—	(76)	—	(76)
Net increase (decrease) in cash and cash equivalents	(21,811)	3,584	(1,499)	—	(19,726)
Cash and cash equivalents at beginning of period	62,836	10,745	21,130	—	94,711
Cash and cash equivalents at end of period	$41,025	$14,329	$19,631	$—	$74,985

VALASSIS COMMUNICATIONS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(in thousands of U.S. dollars)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$153,569	$(40,611)	$(1,764)	$—	$111,194
Cash flows from investing activities:
Additions to property, plant and equipment	(4,472)	(11,100)	(211)	—	(15,783)
Digital acquisitions, net of cash acquired	—	(18,344)	—	—	(18,344)
Proceeds from sale of property, plant and equipment	250	—	6	—	256
Net cash used in investing activities	(4,222)	(29,444)	(205)	—	(33,871)
Cash flows from financing activities:
Cash provided by (used in) intercompany activity	(70,042)	70,042	—	—	—
Repayments of long-term debt	(11,250)	—	—	—	(11,250)
Repurchases of common stock	(87,130)	—	—	—	(87,130)
Proceeds from stock option exercises	8,956	—	—	—	8,956
Net cash provided by (used in) financing activities	(159,466)	70,042	—	—	(89,424)
Effect of exchange rate changes on cash and cash equivalents	—	—	474	—	474
Net decrease in cash and cash equivalents	(10,119)	(13)	(1,495)	—	(11,627)
Cash and cash equivalents at beginning of period	68,887	7,543	25,541	—	101,971
Cash and cash equivalents at end of period	$58,768	$7,530	$24,046	$—	$90,344

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: price competition from our existing competitors; new competitors in any of our businesses; possible consolidation in our client base, a significant decrease in the number of stores in our in-store retailer network or a shift in client preferences for different promotional materials, strategies or coupon delivery methods, including, without limitation, as a result of declines in newspaper circulation and/or increased competition from new media formats including digital; an unforeseen increase in paper or postal costs; changes which affect the businesses of our clients and lead to reduced sales promotion spending, including, without limitation, a decrease of marketing budgets which are generally discretionary in nature and easier to reduce in the short-term than other expenses; our substantial indebtedness, and ability to refinance such indebtedness, if necessary, and our ability to incur additional indebtedness, may affect our financial health; the financial condition, including bankruptcies, of our clients, suppliers, senior secured credit facility lenders or other counterparties; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in the amount, timing, pages, weight and kinds of advertising pieces from period to period, due to a change in our clients' promotional needs, inventories and other factors; our failure to attract and retain qualified personnel may affect our business and results of operations; a rise in interest rates could increase our borrowing costs; governmental regulation or litigation affecting aspects of our business, including laws and regulations related to the internet, internet-related technologies and activities, privacy and data security; potential security measure breaches or attacks; clients experiencing financial difficulties, or otherwise being unable to meet their obligations as they become due, could affect our results of operations and financial condition; uncertainty in the application and interpretation of applicable state sales tax laws may expose us to additional sales tax liability; a reduction in, or discontinuance of, dividend payments or stock repurchases; and general economic conditions, whether nationally, internationally, or in the market areas in which we conduct our business, including any resulting impact on the marketing expenditures and activities of our clients and prospective clients as well as our vendors, on whom we rely to provide us with quality materials at the right prices and in a timely manner. These and other risks and uncertainties related to our business are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 Form 10-K, and other filings by us with the United States Securities and Exchange Commission, or the SEC, and this Quarterly Report on Form 10-Q should be read in conjunction with these filings. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
Valassis Communications, Inc. (referred to herein as “Valassis,” “we,” and “our”) is a leader in intelligent media delivery, providing over 15,000 advertisers proven and innovative media solutions to influence consumers wherever they plan, shop, buy and share. By integrating online and offline data combined with powerful insights, Valassis precisely targets its clients' most valuable shoppers, offering unparalleled reach and scale. Our subsidiaries include Brand.net, a Valassis Digital Company, and NCH Marketing Services Inc. (“NCH”). RedPlum® is our consumer brand.
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

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of U.S. dollars, except per share data)	2013	2012	2013	2012
Revenues:
Shared Mail	$342,538	$331,356	$1,005,573	$1,008,249
Free-standing Inserts	75,490	72,201	241,400	219,030
Neighborhood Targeted	23,664	75,823	75,815	225,490
International, Digital Media & Services	47,691	44,442	145,004	129,876
Total revenues	489,383	523,822	1,467,792	1,582,645
Cost of sales	361,337	388,284	1,086,648	1,180,905
Gross profit	128,046	135,538	381,144	401,740
Selling, general and administrative	74,577	73,358	228,632	234,498
Amortization expense	3,729	3,245	11,187	9,557
Goodwill impairment	—	—	—	7,585
Earnings from operations	49,740	58,935	141,325	150,100
Other expenses and income:
Interest expense, net	7,257	7,517	22,326	21,198
Other expense (income), net	(1,713)	249	(2,636)	(525)
Total other expenses, net	5,544	7,766	19,690	20,673
Earnings before income taxes	44,196	51,169	121,635	129,427
Income tax expense	16,483	14,429	45,467	44,559
Net earnings	$27,713	$36,740	$76,168	$84,868

Net earnings per common share, diluted	$0.70	$0.90	$1.91	$2.00

Weighted-average common shares outstanding, diluted	38,684	40,832	39,147	42,532

Revenues
Revenues were $489.4 million and $523.8 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of 6.6%, and $1,467.8 million and $1,582.6 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 7.3%. These decreases reflect an anticipated decline in revenues resulting from the change in certain client contracts to a fee-based media placement model within the Neighborhood Targeted segment and the impact of exiting our newspaper polybag advertising and sampling and solo direct mail businesses in 2012, all of which were offset, in part, by increased revenues in our Free-standing Inserts (FSI) segment and our in-store and digital businesses within International, Digital Media & Services.
The change in certain contracts to a fee-based media placement model and the impact of exiting our newspaper polybag advertising and sampling and solo direct mail businesses in 2012 affect the comparability of revenues for the three and nine months ended September 30, 2013 and 2012. The following table provides a reconciliation of adjusted revenues, a non-GAAP financial measure that we define as revenues adjusted to (i) a net basis, for client contracts to which we were a principal and recorded revenues on a gross basis in 2012 that, in 2013, transitioned to a fee-based media placement model and were recorded on a net basis ("gross to net revenues adjustment"), and (ii) exclude revenues related to discontinued businesses, to GAAP revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of U.S. dollars)	2013	2012	2013	2012
Revenues	$489.4	$523.8	$1,467.8	$1,582.6
Adjustments:
Gross to net revenues adjustment	—	(51.5)	—	(145.6)
Revenues related to discontinued businesses	—	(2.9)	—	(9.1)
Adjusted revenues	$489.4	$469.4	$1,467.8	$1,427.9
Adjusted revenues were $489.4 million and $469.4 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 4.3%, and $1,467.8 million and $1,427.9 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of 2.8%. Additional information with respect to adjusted revenues is provided in Non-GAAP Financial Measures below.
Cost of Sales
Cost of sales was $361.3 million and $388.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1,086.6 million and $1,180.9 million for the nine months ended September 30, 2013 and 2012, respectively. These decreases were due primarily to the aforementioned change in certain client contracts in the Neighborhood Targeted segment to a fee-based media placement model. Gross profit as a percentage of revenues was 26.2% and 25.9% for the three months ended September 30, 2013 and 2012, respectively, and 26.0% and 25.4% for the nine months ended September 30, 2013 and 2012, respectively. Cost of sales and gross margin as a percentage of revenues included $0.3 million and $0.8 million of restructuring charges recorded during the three and nine months ended September 30, 2013, respectively, reflecting severance and related costs, compared to $3.7 million of restructuring and other non-recurring charges, which included lease termination, severance, asset impairment and other costs associated with exiting our solo direct mail business and our newspaper polybag advertising and sampling business, recorded during the nine months ended September 30, 2012.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $74.6 million and $73.4 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 1.6%, and $228.6 million and $234.5 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 2.5%. SG&A expenses included $0.7 million and $1.6 million of restructuring charges recorded during the three and nine months ended September 30, 2013, respectively, reflecting severance and related costs, compared to $6.0 million of restructuring and other non-recurring charges, which included severance and related costs and Brand.net acquisition costs, recorded during the nine months ended September 30, 2012.
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

Income Tax Expense
Income tax expense represented 37.3% and 28.2% of earnings before income taxes for the three months ended September 30, 2013 and 2012, respectively, and 37.4% and 34.4% for the nine months ended September 30, 2013 and 2012, respectively. These increases in our effective tax rate reflect the nonrecurrence of a favorable income tax adjustment recognized during the three and nine months ended September 30, 2012 resulting from the expiration of certain tax reserves. We are required to adjust our effective tax rate each quarter to be consistent with our estimated annual effective tax rate. We are also required to record the tax impact of certain unusual or infrequently occurring items, including the effects of changes in tax laws or rates, in the interim period in which they occur. The effective tax rate during a particular quarter may be higher or lower as a result of the timing of actual earnings versus annual projections.
Net Earnings and Net Earnings per Common Share, Diluted
Net earnings were $27.7 million and $36.7 million for the three months ended September 30, 2013 and 2012, respectively, or $0.70 and $0.90, respectively, per common share, diluted ("diluted EPS"). Net earnings and diluted EPS were unfavorably impacted by restructuring and other non-recurring charges, which totaled $0.6 million, net of tax, recognized during the three months ended September 30, 2013 and the nonrecurrence of a favorable income tax adjustment of $5.0 million resulting from the expiration of certain tax reserves recognized during the three months ended September 30, 2012.
Net earnings were $76.2 million and $84.9 million for the nine months ended September 30, 2013 and 2012, respectively, or diluted EPS of $1.91 and $2.00, respectively. Net earnings and diluted EPS were favorably impacted by (i) reduced restructuring costs and other non-recurring charges, which totaled $1.5 million, net of tax, for the nine months ended September 30, 2013, as compared to $6.0 million, net of tax, for the nine months ended September 30, 2012 and (ii) the nonrecurrence of the $7.6 million goodwill impairment charge discussed above. These favorable impacts to net earnings and diluted EPS were offset by the nonrecurrence of a favorable income tax adjustment of $5.0 million resulting from the expiration of certain tax reserves recognized during the nine months ended September 30, 2012.
In addition, as further discussed in Segment Results below, these decreases in net earnings and diluted EPS for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 reflect (i) gross margin declines within our Shared Mail segment, (ii) continued margin pressure within our Neighborhood Targeted segment and (iii) losses in our in-store and digital businesses within International, Digital Media & Services. These decreases in net earnings and diluted EPS were offset, in part, by increased page volume and average book size within our FSI segment and increased coupon redemption volumes experienced by NCH Marketing Services, Inc. (NCH), our coupon clearing and analytics business. Diluted EPS for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 was also favorably impacted by the repurchases of our common stock in 2012 and during the three and nine months ended September 30, 2013, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted.
The aforementioned restructuring costs and other non-recurring charges, goodwill impairment charge and tax benefit due to the expiration of certain tax reserves affect the comparability of net earnings and diluted EPS for the three and nine months ended September 30, 2013 and 2012. In Non-GAAP Financial Measures below, we compare net earnings and diluted EPS for the three and nine months ended September 30, 2013 and 2012 excluding these items.
Non-GAAP Financial Measures
We define adjusted revenues as revenues adjusted to (i) a net basis, for client contracts to which we were a principal and recorded revenues on a gross basis in 2012 that, in 2013, transitioned to a fee-based media placement model and were recorded on a net basis, and (ii) exclude revenues related to discontinued businesses. We define adjusted net earnings and adjusted diluted EPS as net earnings and diluted EPS excluding restructuring costs and other non-recurring charges, net of tax, goodwill impairment charge, net of tax, and the tax benefit due to the expiration of certain tax reserves. Adjusted revenues, adjusted net earnings and adjusted diluted EPS are non-GAAP financial measures commonly used by financial analysts, investors, rating agencies and other interested parties in evaluating companies, including marketing services companies. Accordingly, management believes that these non-GAAP measures may be useful in assessing our operating performance and our ability to meet our debt service requirements. In addition, these non-GAAP measures are used by management to measure and analyze our operating performance and, along with other data, as our internal measure for setting annual operating budgets, assessing financial performance of business segments and as performance criteria for incentive compensation. Additionally, because of management's focus on generating shareholder value, of which profitability is a primary driver, management believes these non-GAAP measures, as defined above, provide an important measure of our results of operations.

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

The following tables reconcile net earnings and diluted EPS to adjusted net earnings and adjusted diluted EPS for the three and nine months ended September 30, 2013 and 2012 (the reconciling items included in the tables below are presented net of an estimated tax rate of 38.0%):

	Three Months Ended
	September 30,
	2013		2012
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$27.7	$0.70	$36.7	$0.90
Excluding:
Restructuring costs and other non-recurring charges, net of tax of $0.4 million	0.6	0.02	—	—
Tax benefit due to expiration of certain tax reserves	—	—	(5.0)	(0.12)
Adjusted net earnings	$28.3	$0.72	$31.7	$0.78

	Nine Months Ended
	September 30,
	2013		2012
	U.S. Dollars in Millions	Per Common Share, Diluted	U.S. Dollars in Millions	Per Common Share, Diluted
Net earnings	$76.2	$1.91	$84.9	$2.00
Excluding:
Goodwill impairment, net of tax of $2.9 million	—	—	4.7	0.11
Restructuring costs and other non-recurring charges, net of tax of $0.9 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively	1.5	0.04	6.0	0.14
Tax benefit due to expiration of certain tax reserves	—	—	(5.0)	(0.12)
Adjusted net earnings	$77.7	$1.95	$90.6	$2.13
Adjusted net earnings were $28.3 million and $31.7 million for the three months ended September 30, 2013 and 2012, respectively, or adjusted diluted EPS of $0.72 and $0.78, respectively. Adjusted net earnings were $77.7 million and $90.6 million for the nine months ended September 30, 2013 and 2012, respectively, or adjusted diluted EPS of $1.95 and $2.13, respectively. These decreases in adjusted net earnings and adjusted diluted EPS reflect, as further discussed in Segment Results below, (i) volume decreases within our Shared Mail segment, (ii) continued margin pressure within our Neighborhood Targeted segment and (iii) losses in our in-store and digital businesses within International, Digital Media & Services. These decreases in net earnings and diluted EPS were offset, in part, by increased page volume and average book size within our FSI segment and increased coupon redemption volumes experienced by NCH. Adjusted diluted EPS for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 was also favorably impacted by the repurchases of our common stock in 2012 and during the three and nine months ended September 30, 2013, which was the primary driver in the reduction of our weighted-average common shares outstanding, diluted.

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
In addition, all other lines of business that are not separately reported are captioned as International, Digital Media & Services, which includes Brand.net, a Valassis Digital Company, NCH Marketing Services, Inc. (NCH), our coupon clearing and analytics business, Valassis Canada, Inc., Promotion Watch, and our in-store business.
We evaluate reportable segment performance based on segment profit, which we define as earnings from operations excluding unusual or non-recurring items. For additional information, see Note 10 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Shared Mail
Shared Mail revenues were $342.5 million and $331.4 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 3.3%, and $1,005.6 million and $1,008.2 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 0.3%. The increase in revenues for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 resulted from increased volume largely due to distribution alliances, increased revenues associated with our variable data postcard product and the postal rate increase effective in January 2013 that was passed through to our clients. These increases were partially offset by lower direct core volume and softness in the RedPlum® wrap product. Shared Mail revenues were essentially flat for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Shared Mail pieces were 9.4 billion and 27.7 billion for the three and nine months ended September 30, 2013, respectively, increasing 3.3% and 1.1%, respectively, from the three and nine months ended September 30, 2012. Shared Mail packages delivered increased 1.9% to 0.9 million packages for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, and decreased 0.9% to 2.7 million packages for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Shared Mail average pieces per package were 10.2 pieces and 10.0 pieces for the three and nine months ended September 30, 2013, respectively, increasing 2.0% and 2.3%, respectively, from the three and nine months ended September 30, 2012.
Gross margin as a percentage of revenues was 26.4% and 29.2% for the three months ended September 30, 2013 and 2012, respectively, and 26.2% and 28.6% for the nine months ended September 30, 2013 and 2012, respectively. Gross margin as a percentage of revenues for both the three and nine months ended September 30, 2013 was unfavorably impacted by product mix shift toward lower margin products, including our variable data postcard product and volume associated with our distribution alliances, the reduction in RedPlum® wrap product revenues, the postal rate increase and higher operational costs due to start-up costs associated with new distribution alliances. Offsetting the unfavorable impact in gross margin as a percentage of revenues were efficiencies in unused postage driven by our business optimization efforts, including savings from distribution alliances. Unused postage decreased to 13.8% and 14.3% for the three and nine months ended September 30, 2013, respectively, as compared 15.2% and 16.0% for the three and nine months ended September 30, 2012, respectively.
Segment profit was $47.5 million and $52.3 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of 9.2%, and $130.3 million and $147.0 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 11.4%. Segment profit as a percentage of revenues was 13.9% and 15.8% for the three months ended September 30, 2013 and 2012, respectively, and 13.0% and 14.6% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in segment profit and segment profit as a percentage of revenues was due to the gross margin decline and was partially offset by lower SG&A costs.

Free-standing Inserts
FSI revenues were $75.5 million and $72.2 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 4.6%, and $241.4 million and $219.0 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of 10.2%. FSI segment profit was $7.7 million and $7.6 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 1.3%, and $28.2 million and $20.3 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of 38.9%. These increases in revenues and segment profit reflect increases in total pages sold and pages per book driven by industry growth and increased market share, which were offset, in part, by a decrease in price.
Neighborhood Targeted
Neighborhood Targeted revenues were $23.7 million and $75.8 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of 68.7%, and $75.8 million and $225.5 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 66.4%. These decreases reflect the change in certain client contracts to a fee-based media placement model and the impact of exiting our newspaper polybag advertising and sampling business in the second quarter of 2012. Segment loss was $2.1 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $8.0 million and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively. The segment losses reflect continued margin pressure associated with the products in this segment.
International, Digital Media & Services
International, Digital Media & Services revenues were $47.7 million and $44.4 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 7.4%, and $145.0 million and $129.9 million, for the nine months ended September 30, 2013 and 2012, respectively, an increase of 11.6%. These increases in International, Digital Media & Services revenues were driven by increased coupon clearing volumes experienced by NCH and growth in our in-store and digital businesses. Segment loss was $2.4 million for the three months ended September 30, 2013 as compared to segment profit of $0.1 million for the three months ended September 30, 2012. Segment loss was $6.8 million for the nine months ended September 30, 2013 as compared to segment profit of $5.2 million for the nine months ended September 30, 2012. Despite increased International, Digital Media & Services revenues, segment performance has declined primarily as the result of losses in our in-store and digital businesses. Specifically, the performance of our in-store business has been adversely impacted by the cost of building and maintaining a relevant retail network within a competitive market, while the performance of Brand.net, the most significant component of our digital business, has been negatively impacted by the costs necessary to enhance its platform, including migrating from an audience targeting approach to targeting based on the combination of geography and our proprietary offline data, which have outpaced the growth in its revenues.

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
The following table presents our available sources of liquidity as of September 30, 2013:

(in millions of U.S. dollars)	Facility Amount	Amount Outstanding		Available
Cash and cash equivalents				$75.0	(a)
Debt facilities:
Senior Secured Revolving Credit Facility	$100.0	21.7	(b)	78.3
Total Available				$153.3

(a)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $19.6 million of cash and cash equivalents as of September 30, 2013. In the event we alter our current position and repatriate funds in the future, we may be required to accrue and pay U.S. taxes on a portion thereof.

(b)	Represents $15.0 million outstanding under our Revolving Line of Credit (as defined below) and $6.7 million in outstanding letters of credit.

Sources and Uses of Cash and Cash Equivalents
The following table summarizes the decrease in cash and cash equivalents for the indicated period:

Nine Months Ended
(in thousands of U.S. dollars)	September 30, 2013
Net cash provided by operating activities	$105,821
Net cash used in investing activities	(9,458)
Net cash used in financing activities	(116,013)
Effect of exchange rate changes on cash and cash equivalents	(76)
Net decrease in cash and cash equivalents	(19,726)
Cash and cash equivalents at beginning of period	94,711
Cash and cash equivalents at end of period	$74,985
Operating Activities – Net cash provided by operating activities was $105.8 million for the nine months ended September 30, 2013. In addition to cash received related to our net earnings, the following changes in assets and liabilities affected cash from operating activities for the nine months ended September 30, 2013:

•
net cash inflows of $16.6 million associated with the decrease in accounts receivable, net, which was offset by net cash outflows of $17.2 million related to the decrease in accounts payable, both of which reflect customary fluctuations in the timing of working capital inflows and outflows; and

•	net cash outflows of $12.7 million associated with the increase in prepaid expenses and other, which primarily reflects the timing of certain tax payments and prepaid postage.
Investing Activities – Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2013, which reflects $14.7 million of capital acquisitions of property, plant and equipment, which were offset, in part, by $5.3 million of net proceeds received from the sale of plant, property and equipment.
Financing Activities – Net cash used in financing activities was $116.0 million for the nine months ended September 30, 2013, which resulted from $51.2 million of principal payments of long-term debt, which included voluntary prepayments of $36.1 million, $35.7 million of dividends paid on common shares and restricted stock and the repurchase of $60.3 million, or 2.2 million shares of our common stock at an average price of $27.04 per share, which were offset, in part, by $31.2 million of proceeds from stock option exercises.
Current and Long-term Debt
As of September 30, 2013, we had outstanding $536.4 million in aggregate indebtedness, which consisted of $258.9 million of our unsecured 6 5/8% Senior Notes due 2021, or the 2021 Notes and $262.5 million and $15.0 million under the Term Loan A and Revolving Line of Credit portions of our Senior Secured Credit Facility, respectively. As of September 30, 2013, we had total outstanding letters of credit of approximately $6.7 million.
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

•
a five-year revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Line of Credit”), including $15.0 million available in Euros, Pounds Sterling or Canadian Dollars, $50.0 million available for letters of credit and a $20.0 million swingline loan subfacility, of which $50.0 million was drawn at closing and $15.0 million remains outstanding as of September 30, 2013 (exclusive of outstanding letters of credit described below); and

•
an incremental facility pursuant to which, prior to the maturity of the Senior Secured Credit Facility, we may incur additional indebtedness in an amount up to $150.0 million under the Revolving Line of Credit or the Term Loan A or a combination thereof, subject to certain conditions, including receipt of additional lending commitments for such additional indebtedness. The terms of the incremental facility will be substantially similar to the terms of the Senior Secured Credit Facility, except with respect to the pricing of the incremental facility, the interest rate for which could be higher than that for the Revolving Line of Credit and the Term Loan A.

All borrowings under our Senior Secured Credit Facility, including, without limitation, amounts drawn under the Revolving Line of Credit, are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. As of September 30, 2013, we had approximately $78.3 million available under the Revolving Line of Credit portion of our Senior Secured Credit Facility (after giving effect to the reductions in availability pursuant to $6.7 million in standby letters of credit outstanding as of September 30, 2013).
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

The following table shows the required and actual financial ratios under our Senior Secured Credit Facility as of September 30, 2013:

	Required Ratio	Actual Ratio
Maximum consolidated leverage ratio	No greater than 3.50:1.00	1.95:1.00
Minimum consolidated interest coverage ratio	No less than 3.00:1.00	10.20:1.00
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
Senior Secured Convertible Notes due 2033
During the three and nine months ended September 30, 2013, we redeemed all of the then-outstanding Senior Secured Convertible Notes due 2033.
Additional Provisions
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

Repurchases of Debt
Subject to applicable limitations in our Senior Secured Credit Facility and indentures, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise. During the three and nine months ended September 30, 2013, we made voluntary repayments and repurchases of our then-outstanding debt in aggregate principal amounts of $21.1 million and $36.1 million, respectively.
Covenant Compliance
As of September 30, 2013, we were in compliance with all of our indenture and Senior Secured Credit Facility covenants.

Other Indebtedness
We have entered into various interest rate swap agreements. For further detail regarding these agreements, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital Expenditures
Capital expenditures were $14.7 million for the nine months ended September 30, 2013, and are expected to be an aggregate amount of approximately $20.0 million for the 2013 fiscal year. It is expected these expenditures will be made using funds provided by operations.

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
Interest Rates
As of September 30, 2013, $277.5 million of aggregate indebtedness remained outstanding under our Senior Secured Credit Facility and was subject to variable interest rates. However, on July 6, 2011, we entered into an interest rate swap agreement with an initial notional amount of $186.3 million. The effective date of this agreement was June 30, 2012. This interest rate swap agreement effectively fixes, at 3.6195% (including the current applicable margin), the interest rate for the portion of our variable rate debt outstanding under our Senior Secured Credit Facility equal to the outstanding notional amount of the interest rate swap agreement. The initial notional amount of $186.3 million amortizes quarterly by (i) $2.8 million from the effective date through the quarter ending September 30, 2013, (ii) $5.6 million from September 30, 2013 through the quarter ending September 30, 2014, and (iii) $8.4 million from September 30, 2014 until June 30, 2015, the expiration date of the agreement.
As of September 30, 2013, the variable rate indebtedness outstanding under our Senior Secured Credit Facility in excess of the $169.4 million outstanding notional amount of the effective interest rate swap agreement described above was an aggregate principal amount of $108.1 million, and is subject to interest rate risk, as our interest payments will fluctuate as the underlying interest rate changes. If there is a 1% increase in the Eurodollar Rate, the interest rate currently applicable to this variable rate indebtedness, and we do not alter the terms of our current interest rate swap agreement or enter into a new interest rate swap agreement, our debt service obligations on our variable rate indebtedness would increase by a total of $2.5 million between October 1, 2013 and June 27, 2016, the maturity date of the Senior Secured Credit Facility, which would affect our cash flows and results of operations. If we borrow additional amounts under the Revolving Line of Credit portion of our Senior Secured Credit Facility, our interest rate risk may increase.
Foreign Currency
Currencies to which we have exposure are the Mexican peso, Canadian dollar, Polish zloty, British pound and Euro. Currency restrictions are not expected to have a significant effect on our cash flows, liquidity, or capital resources. Actual exchange losses or gains are recorded against production expense when the contracts are executed. As of September 30, 2013, we had commitments to purchase $11.1 million in Mexican pesos and $0.8 million in Polish zlotys over the next 12 months.

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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is likely to materially affect, internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table reflects our repurchases of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Maximum Number of Shares that May Yet be Purchased under the Plan (b)
July 1, 2013 to July 31, 2013	—	$—	—	6,383,623
August 1, 2013 to August 31, 2013	81,712	$28.28	81,712	6,301,911
September 1, 2013 to September 30, 2013	161,000	$28.59	161,000	6,140,911
	242,712	$28.49	242,712

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification of Robert A. Mason

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Robert A. Mason

32.2	Section 906 Certification of Robert L. Recchia

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 5, 2013

Valassis Communications, Inc. (Registrant)

By:	/s/ Robert L. Recchia
Robert L. Recchia
Executive Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial and accounting officer.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Robert A. Mason

31.2	Section 302 Certification of Robert L. Recchia

32.1	Section 906 Certification of Robert A. Mason

32.2	Section 906 Certification of Robert L. Recchia

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase